Form 10-Q
period 1995-04-30
CHARTER POWER SYSTEMS INC
filed 1995-06-14
CIK 808064

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended April 30, l995   Commission File No. 1-9389



                   CHARTER POWER SYSTEMS, INC.
      (Exact name of Registrant as specified in its charter)



                Delaware                          13-3314599
      (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)



            3043 Walton Road
     Plymouth Meeting, Pennsylvania                 19462
  (Address of principal executive office)           Zip Code



                          (610) 828-9000
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES X     NO_____

Number of shares of the Registrant's Common Stock outstanding on June 8, 1995: 5,976,291

                   CHARTER POWER SYSTEMS, INC.
                         AND SUBSIDIARIES


                              INDEX


PART I. FINANCIAL INFORMATION                            Page No.

     Item 1 -  Financial Statements

           Consolidated Balance Sheets -
           April 30, 1995 and January 31, 1995                        3

           Consolidated Statements of Income -
           Three Months Ended April 30, 1995 and 1994                 5

           Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 1995 and 1994                 6

           Notes to Consolidated Financial Statements                 8

           Report of Independent Accountants                         12

     Item 2 -  Management's Discussion and Analysis                  13
               Of Financial Condition and Results
               of Operations

PART II.  OTHER INFORMATION                                          15

SIGNATURES                                                           16

                               2 of 16

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                           (Unaudited)
                                                      April 30,  January 31,
                                                        1995        1995
                                                        ----        ----
ASSETS:

Current assets:
   Cash and cash equivalents                          $  2,516   $  1,097
   Restricted cash and cash equivalents                     -          75
   Accounts receivable, less allowance for
      doubtful accounts of $1,770 and
      $1,404, respectively                              34,550     30,253
   Inventories                                          31,861     26,869
   Deferred income taxes                                 5,432      5,231
   Other current assets                                    461        553
                                                       -------    -------
         Total current assets                           74,820     64,078

Property, plant and equipment, net                      40,256     40,059
Intangible and other assets, net                         5,335      5,314
Goodwill, net                                            2,677      2,686
                                                       -------    -------
         Total assets                                 $123,088   $112,137
                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of long-term debt                   $ 3,121    $ 3,670
   Accounts payable                                     23,027     15,601
   Accrued liabilities                                  14,340     13,994
   Income taxes payable                                  1,455        --
   Other current liabilities                             2,729      3,067
                                                       -------    -------
         Total current liabilities                      44,672     36,332

Deferred income taxes                                    3,582      3,552
Long-term debt                                          13,342     14,183
Other liabilities                                        6,786      6,348
                                                       -------    -------
         Total liabilities                              68,382     60,415

   The accompanying notes are an integral part of these statements.

                                3 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)
                        (Dollars in thousands)

                                                    (Unaudited)
                                                      April 30,  January 31,
                                                        1995        1995
                                                        ----        ----
 Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value,
      10,000,000 shares authorized;
      5,976,291 and 5,971,041 shares
      issued, respectively                                 60         60
   Additional paid-in capital                          32,113     32,053
   Notes receivable from stockholders                  (1,656)    (1,656)
   Retained earnings                                   24,276     21,265
   Treasury stock, at cost, 5,300 shares                  (87)       --
                                                      -------    -------
         Total stockholders' equity                    54,706     51,722
                                                      -------    -------
         Total liabilities and
           stockholders' equity                      $123,088   $112,137
                                                      =======    =======

      The accompanying notes are an integral part of these statements.

                                4 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per share data)

                                                          (Unaudited)
                                                       Three months ended
                                                           April 30,
                                                        1995        1994
                                                        -----       -----

Net sales                                             $58,777     $42,644

Cost of sales                                          44,985      32,279
                                                       ------      ------
   Gross profit                                        13,792      10,365

Selling, general and administrative
     expenses                                           7,065       5,701

Research and development expenses                       1,593         902
                                                      -------     -------
   Operating income                                     5,134       3,762

Interest expense, net                                     231         235

Other expense, net                                         56         186
                                                      -------     -------

   Income before income taxes                           4,847       3,341

Provision for income taxes                              1,672       1,333
                                                      -------     -------

   Net income                                         $ 3,175     $ 2,008
                                                      =======     =======

Net income per common and common
  equivalent share                                    $   .50     $   .33
                                                      =======     =======

Weighted average common and common
  equivalent shares                                     6,395       6,061
                                                      =======     =======

Dividends per share                                   $0.0275     $0.0275
                                                      =======     =======

   The accompanying notes are an integral part of these statements.

                                5 of 16

              CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                          (Unaudited)
                                                       Three months ended
                                                           April 30,
                                                        1995        1994
                                                        ----        ----

Cash flows provided (used) by operating activities:
   Net income                                          $3,175     $2,008
   Adjustments to reconcile net income
     to net cash provided (used) by
      operating activities:
       Depreciation and amortization                    1,536      1,685
       Deferred taxes                                    (171)       --
       Changes in:
          Accounts receivable                          (4,230)    (4,853)
          Inventories                                  (4,960)    (1,358)
          Other current assets                           (104)       (84)
          Accounts payable                              7,423      1,202
          Accrued liabilities                             329        608
          Income taxes payable                          1,653        479
          Other current liabilities                      (340)      (408)
          Other liabilities                               438        226
       Other, net                                        (188)       248
                                                       -------    -------
Net cash provided (used) by operating
   activities                                           4,561       (247)
                                                       -------    -------
Cash flows provided (used) by investing activities:
   Acquisition of business, net                           --      (5,966)
   Acquisition of property, plant and equipment        (1,648)    (1,683)
                                                       -------    -------
Net cash used by investing activities                  (1,648)    (7,649)
                                                       -------    -------
Cash flows provided (used) by financing activities:
   Reduction of long-term debt                         (1,390)      (148)
   Proceeds from new borrowings                           --       5,750
   Financing costs of long-term debt                      --         (34)
   Issuance of shares under stock option plan              60        --
   Payment of common stock dividends                     (164)      (161)
   Purchase of treasury stock                             (87)       --
                                                       -------    -------
Net cash (used) provided by financing
   activities                                          (1,581)      5,407
                                                       -------    -------
Effect of exchange rate changes on cash                    12        (15)
                                                       -------    -------

  The accompanying notes are an integral part of these statements.
                               6 of 16

               CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        (Dollars in thousands)

                                                           (Unaudited)
                                                        Three months ended
                                                            April 30,
                                                        1995        1994
                                                        ----        ----
Increase (decrease) in cash and cash
   equivalents                                          1,344     (2,504)
Cash and cash equivalents at beginning
   of period                                            1,172      3,821
                                                       -------    -------
Cash and cash equivalents at end of
   period                                              $2,516     $1,317
                                                       =======    =======

      SUPPLEMENTAL CASH FLOW
            DISCLOSURES

Interest paid, net                                      $ 482     $  346
Income taxes paid                                         189        854


      SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

Liabilities assumed in acquisition                       $ --      $3,132


   The accompanying notes are an integral part of these statements.

                                7 of 16

                CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                              (UNAUDITED)

1.     INTERIM STATEMENTS

         The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 1995 and the consolidated statements of income and cash flows for the three months ended April 30, 1995 and 1994. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.     INVENTORIES

         Inventories consisted of the following:

                                                  April 30, January 31,
                                                   1995         1995
                                                   ----         ----

     Raw materials                                $11,245     $9,780
     Work-in-progress                               9,135      7,893
     Finished goods                                11,481      9,196
                                                  -------    -------
                                                  $31,861    $26,869
                                                  =======    =======

3.     INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:

                                            Three months ended
                                                 April 30,
                                            1995          1994
                                            ----          ----

     U.S. statutory income tax              35.0%        34.0%
     State tax, net of federal income
          tax benefit                        3.7          4.3
     Reduction in valuation allowance       (3.8)          --
     Other                                  (0.4)         1.6
                                            ----         ----
                                            34.5%        39.9%
                                            ====         ====
                                8 of 16

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (Dollars in thousands)

                              (UNAUDITED)

4.      CONTINGENT LIABILITIES

        With regard to the following contingent liabilities there have been no material changes since January 31, 1995.

        Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous federal, Canadian, state and local laws and regulations that are designed to protect the environment and employee health and safety. These laws and regulations include requirements of periodic reporting to governmental agencies regarding the use and disposal of hazardous substances and compliance with rigorous criteria regarding exposure to employees and the disposal of scrap. In the opinion of the Company, the Company complies in all material respects with these laws and regulations, and such compliance has not had, and is not expected to have, a material effect on the business, financial condition or results of operations of the Company.

        Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used or generated in the conduct of the Company's business, the Company may be held liable for the damage and be required to pay the cost of remedying the same, and the amount of any such liability might be material to the results of operations or financial condition.
However, under the terms of the purchase agreement with Allied for the Acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

        The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company, with the concurrence of Allied, entered into an agreement with other potentially responsible parties
(PRPs) relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries ("NL"), facility in Pedricktown, New Jersey (the "NL Site"), which agreement provides for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.


                                9 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (Dollars in thousands)

                              (UNAUDITED)

4.      CONTINGENT LIABILITIES (continued)

        In fiscal 1993 in accordance with an EPA order, a group comprised of the Company and 30 other parties commenced work on the cleanup of a portion of the NL Site based on a specified remedial approach which is now completed. Based on currently available information and well defined contribution levels of the other parties, including NL Industries, the Company does not expect to incur costs in excess of the $138 previously reserved.

        With regard to the remainder of the NL Site, the EPA is pursuing negotiations with NL and the other PRPs, including the Company, regarding the conduct and funding of the remedial work plan. The EPA has proposed a cost allocation plan, however, the allocation percentages between parties and the basis for allocation of cost are not defined in the plan or elsewhere. Therefore, a reliable range of the potential cost to the Company of this phase of the clean-up cannot currently be determined. Accordingly, the Company has not created any reserve for this potential exposure.

        The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), were completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other potentially responsible parties to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next three to five years.

        The Company has responded to requests for information from the EPA with regard to three other Third Party Facilities, one in September 1991, one (the "Chicago Site") in October 1991 and the third (the "ILCO Site") in October 1993. Of the three sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only.


                               10 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              (UNAUDITED)

4.      CONTINGENT LIABILITIES (continued)

Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, most of which is expected to be paid over the next three to five years.

        Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago site is likely to range between $8,000 and $10,500 (based on the preliminary estimated costs of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on the available preliminary information, however, the Company believes that its exposure with regard to the Chicago Site will be approximately $283, which has been reserved for in the Company's consolidated financial statements, the majority of which is expected to be paid over the next two to five years.

        Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's financial condition or results of operations.

                            11 of 16

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Charter Power Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of April 30, 1995, and the related consolidated statements of income and cash flows for the three months ended April 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


\s\ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 30, 1995

                               12 of 16

Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


        Net sales for the fiscal 1996 first quarter ended April 30, 1995 were up $16,133,000 or 38 percent compared to the equivalent quarter in fiscal 1995. Sales recorded by International Power Systems, Inc. purchased as of March 29, 1994 and sales of the switching power supply division of Basler Electric Company purchased as of January 24, 1995 accounted for 57 percent of this increase. In addition, total standby product sales were up 22 percent with increases in telecommunications, control, UPS and sales to AT&T, partially offset by lower international sales. Motive power sales were up 10 percent resulting from higher volume with relatively flat selling prices.

        Gross profit increased $3,427,000 or 33 percent as gross margin decreased to 23.5 percent from 24.3 percent, primarily resulting from higher material costs and fluctuations in the Company's product mix, partially offset by continued improvements in operating efficiencies.

        Selling, general and administrative expenses increased 24 percent due mainly to the power supply businesses acquired and higher commission and sales expense due to volume increases in the standby and motive power business.

        Research and development expenses increased 77 percent due to the power supply businesses acquired.

        Interest expense, net, was unchanged due to flat debt levels and higher effective rates, offset by higher interest income.

        Other expense, net, decreased $130,000 primarily due to a foreign exchange gain in the first quarter ended April 30, 1995 versus a foreign exchange loss in the prior year quarter.

        As a result of the above, income before income taxes increased 45 percent over the prior year quarter and net income of $3,175,000, or 50 cents a share, increased 58 percent from the $2,008,000, or 33 cents a share, for the first quarter of fiscal 1995.

        The effective tax rate decreased to 34.5 percent from 39.9 percent due to a reduction in the valuation allowance related to the revaluation of the realization of the stock option compensation deferred tax asset due to increases in the price of the Company's common stock.


                               13 of 16

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)


                    LIQUIDITY AND CAPITAL RESOURCES

        Net cash flows provided by operating activities for the period ending April 30, 1995 increased to $4,561,000 compared to the $247,000 net cash used by operating activities for the prior year period. The fiscal 1996 first quarter increase was caused primarily by an increase in accounts payable and income taxes payable in this year's first quarter, partially offset by increased inventories needed to support the higher sales volume.

        Net cash used by investing activities consisted of $1,648,000 for acquisition of property, plant and equipment, a decrease of $6,001,000 from the prior year's first quarter which included comparable property, plant and equipment acquisitions and the purchase of the custom power supply business and certain net assets of ITT
PowerSystems Corporation.

        Net cash used by financing activities was $1,581,000 compared to net cash provided by financing activities of $5,407,000 in the prior year's first quarter. The additional borrowings in the prior year were used primarily for the funding of the aforementioned acquisition.

        The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first quarter of fiscal 1996 were incurred primarily to fund new product development, capacity expansion, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1996 expenditures are expected to be approximately $8,000,000 for similar purposes, excluding strategic acquisitions.


                               14 of 16

                      PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

   10.1 Employment Agreement dated April 3, 1995 between Stephen E. Markert, Jr. and the Company (filed herewith).

   10.2 Employment Agreement dated April 3, 1995 between A.T.(Paul) Kambouroglou and the Company (filed herewith).

   10.3 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between Leslie Holden and the Company (filed herewith).

   10.4 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between A. Gordon Goodyear and the Company (filed herewith).

   10.5 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between George C. Branca and the Company (filed herewith).

   10.6 Charter Power Systems, Inc. Incentive Compensation Plan
        (filed herewith).

   11.  Computation of per share earnings (filed herewith).

   15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

(b)     Reports on Form 8-K:
   None


                               15 of 16

SIGNATURES
- -------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHARTER POWER SYSTEMS, INC.

June 14, 1995                         BY:  \s\ Alfred Weber
                               _________________________________
                                    Alfred Weber
                                    President and Chief
                                    Executive Officer

June 14, 1995                         BY:  \s\ Stephen E. Markert, Jr.
                               _________________________________
                                    Stephen E. Markert, Jr.
                                    Vice President Finance and
                                       Treasurer
                                    Principal Financial and
                                       Accounting Officer

                               16 of 16

                            EXHIBIT INDEX


   10.1 Employment Agreement dated April 3, 1995 between Stephen E. Markert, Jr. and the Company (filed herewith).

   10.2 Employment Agreement dated April 3, 1995 between A.T.(Paul) Kambouroglou and the Company (filed herewith).

   10.3 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between Leslie Holden and the Company (filed herewith).

   10.4 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between A. Gordon Goodyear and the Company (filed herewith).

   10.5 Amendment Agreement dated April 3, 1995 to Employment
        Agreement between George C. Branca and the Company (filed herewith).

   10.6 Charter Power Systems, Inc. Incentive Compensation Plan
        (filed herewith).

   11.  Computation of per share earnings (filed herewith).

   15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).