Form 10-Q
period 1995-07-31
CHARTER POWER SYSTEMS INC
filed 1995-09-13
CIK 808064

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended July 31, l995    Commission File No. 1-9389



                   CHARTER POWER SYSTEMS, INC.
      (Exact name of Registrant as specified in its charter)



                Delaware                          13-3314599
      (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)



            3043 Walton Road
     Plymouth Meeting, Pennsylvania                 19462
  (Address of principal executive office)          (Zip Code)



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

                        YES X     NO_____

Number of shares of the Registrant's Common Stock outstanding on September 8, 1995: 5,958,591

                   CHARTER POWER SYSTEMS, INC.
                         AND SUBSIDIARIES


                              INDEX


PART I. FINANCIAL INFORMATION                                     Page No.

   Item 1 - Financial Statements

      Consolidated Balance Sheets -
      July 31, 1995 and January 31, 1995                              3

      Consolidated Statements of Income -
      Three and Six Months Ended July 31, 1995 and 1994               5

      Consolidated Statements of Cash Flows -
      Six Months Ended July 31, 1995 and 1994                         6

      Notes to Consolidated Financial Statements                      8

      Report of Independent Accountants                              12

   Item 2 - Management's Discussion and Analysis                     13
            of Financial Condition and Results
            of Operations

PART II.  OTHER INFORMATION                                          15

SIGNATURES                                                           16



                             2 of 16

               CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)


                                                     (Unaudited)
                                                       July 31,  January 31,
                                                        1995        1995
                                                        ----        ----
ASSETS:

Current assets:
   Cash and cash equivalents                           $ 1,025   $  1,097
   Restricted cash and cash equivalents                     --         75
   Accounts receivable, less allowance for
     doubtful accounts of $1,708 and
     $1,404, respectively                               32,324     30,253
   Inventories                                          33,312     26,869
   Deferred income taxes                                 5,633      5,231
   Other current assets                                    664        553
                                                       -------    -------
        Total current assets                            72,958     64,078

Property, plant and equipment, net                      40,447     40,059
Intangible and other assets, net                         5,267      5,314
Goodwill, net                                            2,654      2,686
                                                       -------    -------
        Total assets                                  $121,326   $112,137
                                                       =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of long-term debt                  $  3,113   $  3,670
   Accounts payable                                     20,034     15,601
   Accrued liabilities                                  14,803     13,994
   Other current liabilities                             2,537      3,067
                                                       -------    -------
        Total current liabilities                       40,487     36,332

Deferred income taxes                                    3,612      3,552
Long-term debt                                          12,517     14,183
Other liabilities                                        7,147      6,348
                                                       -------    -------
        Total liabilities                               63,763     60,415
                                                       -------    -------


   The accompanying notes are an integral part of these statements.

                                3 of 16

              CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)
                        (Dollars in thousands)


                                                    (Unaudited)
                                                      July 31,  January 31,
                                                       1995        1995
                                                       ----        ----


Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value,
      10,000,000 shares authorized;
      6,002,041 and 5,971,041 shares
      issued, respectively                                 60         60
   Additional paid-in capital                          32,421     32,053
   Notes receivable from stockholders                  (1,656)    (1,656)
   Retained earnings                                   28,042     21,265
   Treasury stock, at cost, 57,400 shares              (1,304)       --
                                                      -------    -------
         Total stockholders' equity                    57,563     51,722
                                                      -------    -------
         Total liabilities and
           stockholders' equity                      $121,326   $112,137
                                                      =======    =======

   The accompanying notes are an integral part of these statements.

                                4 of 16

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per share data)

                                       (Unaudited)        (Unaudited)
                                     Three months ended Six months ended
                                          July 31,           July 31,
                                      1995      1994      1995     1994
                                     -----     -----     -----    -----

Net sales                           $63,381  $47,619   $122,158  $90,263

Cost of sales                        48,057   36,656     93,042   68,935
                                     ------   ------     ------   ------
   Gross profit                      15,324   10,963     29,116   21,328

Selling, general and
   administrative expenses            7,382    5,739     14,447   11,440

Research and development
   expenses                           1,447    1,423      3,040    2,325
                                     ------   ------     ------   ------
   Operating income                   6,495    3,801     11,629    7,563

Interest expense, net                   294      355        525      590

Other expense, net                      199      108        255      294
                                     ------   ------     ------   ------

   Income before income
      taxes                           6,002    3,338     10,849    6,679

Provision for income taxes            2,072    1,168      3,744    2,501
                                     ------   ------     ------   ------

   Net income                       $ 3,930  $ 2,170   $  7,105  $ 4,178
                                     ======   ======    =======   ======

Net income per common and
   common equivalent share          $   .61  $   .35   $   1.11  $   .68
                                     ======   ======     ======   ======

Weighted average common and
   common equivalent shares           6,434    6,169      6,414    6,116
                                     ======   ======     ======   ======

Dividends per share                 $0.0275  $0.0275   $ 0.0550  $0.0550
                                     ======   ======    =======   ======



   The accompanying notes are an integral part of these statements.

                                5 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                          (Unaudited)
                                                        Six months ended
                                                            July 31,
                                                        1995        1994
                                                        ----        ----
Cash flows provided (used) by operating activities:
   Net income                                          $7,105     $4,178
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation and amortization                    3,138      3,459
       Deferred taxes                                    (342)        --
       Loss (gain) on disposal of assets                  139       (225)
       Changes in:
          Accounts receivable                          (2,024)    (7,905)
          Inventories                                  (6,418)    (1,318)
          Other current assets                           (185)      (312)
          Accounts payable                              4,431        628
          Accrued liabilities                             (27)       998
          Income taxes payable                             78     (1,299)
          Other current liabilities                      (533)    (1,343)
          Other liabilities                               799        486
    Other, net                                           (225)       359
                                                       -------    -------
Net cash provided (used) by operating
   activities                                           5,936     (2,294)
                                                       -------    -------
Cash flows provided (used) by investing activities:
   Acquisition of business, net                            --     (5,966)
   Acquisition of property, plant and equipment        (3,430)    (3,600)
   Proceeds from disposal of property,
      plant and equipment                                  --        363
                                                       -------    -------
Net cash used by investing activities                  (3,430)    (9,203)
                                                       -------    -------
Cash flows provided (used) by financing activities:
   Reduction of long-term debt                         (2,223)    (1,599)
   Proceeds from new borrowings                            --     10,338
   Financing costs of long-term debt                       --        (34)
   Issuance of shares under stock option plan             368        805
   Payment of common stock dividends                     (492)      (484)
   Purchase of treasury stock                            (317)        --
                                                       -------    -------
Net cash (used) provided by financing
   activities                                          (2,664)     9,026
                                                       -------    -------
Effect of exchange rate changes on cash                    11        (14)
                                                       -------    -------

  The accompanying notes are an integral part of these statements.
                               6 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        (Dollars in thousands)


                                                           (Unaudited)
                                                         Six months ended
                                                             July 31,
                                                        1995        1994
                                                        ----        ----


Decrease in cash and cash equivalents                    (147)    (2,485)
Cash and cash equivalents at beginning
   of period                                            1,172      3,821
                                                       -------    -------
Cash and cash equivalents at end of
   period                                              $1,025     $1,336
                                                       =======    =======




      SUPPLEMENTAL CASH FLOW
            DISCLOSURES

Interest paid, net                                     $  701     $   701

Income taxes paid                                       4,008       3,800




      SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

Liabilities assumed in acquisition                     $   --     $ 3,132


   The accompanying notes are an integral part of these statements.

                                7 of 16

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                              (UNAUDITED)

1.     INTERIM STATEMENTS

         The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 1995, the consolidated statements of income for the three and six months ended July 31, 1995 and 1994 and consolidated statements of cash flows for the six months ended July 31, 1995 and 1994. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.     INVENTORIES

         Inventories consisted of the following:

                                                 July 31,   January 31,
                                                   1995         1995
                                                   ----         ----
     Raw materials                                $13,068    $ 9,780
     Work-in-progress                               9,399      7,893
     Finished goods                                10,845      9,196
                                                  -------    -------
                                                  $33,312    $26,869
                                                  =======    =======

3.     INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:

                                             Six months ended
                                                 July 31,
                                            1995          1994
                                            ----          ----
     U.S. statutory income tax              35.0%        35.0%
     State tax, net of federal income
          tax benefit                        3.7          3.9
     Reduction in valuation allowance       (3.8)         --
     Other                                  (0.4)        (1.5)
                                            ----         ----
                                            34.5%        37.4%
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

        Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous federal, Canadian, Mexican, state and local laws and regulations that are designed to protect the environment and employee health and safety. These laws and regulations include requirements of periodic reporting to governmental agencies regarding the use and disposal of hazardous substances and compliance with rigorous criteria regarding exposure to employees and the disposal of scrap. In the opinion of the Company, the Company complies in all material respects with these laws and regulations, and such compliance has not had, and is not expected to have, a material effect on the business, financial condition or results of operations of the Company.

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

                               11 of 16

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Charter Power Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of July 31, 1995, the related consolidated statements of income for the three and six months ended July 31, 1995 and 1994 and the consolidated statements of cash flows for the six months ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


\s\ Coopers & Lybrand L.L.P.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 21, 1995

                               12 of 16

Item 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Net sales for the fiscal 1996 second quarter and six months ended July 31, 1995 increased $15,762,000 or 33%, and $31,895,000 or 35%, respectively, compared to the equivalent periods in fiscal 1995.
Sales recorded by International Power Systems, Inc. purchased as of March 29, 1994 and sales of the switching power supply division of Basler Electric Company purchased as of January 24, 1995 accounted for 29% and 43% of the increase for the quarter and year to date, respectively. In addition, sales of standby power products increased 25% for the quarter and 24% for the half year due to increases during both periods in telecommunications, control, UPS and sales to AT&T. Motive power sales were up 32% for the current quarter and 20% for the first half of the year due to higher volume and prices.

Gross profit increased $4,361,000 or 40% for the quarter and $7,778,000 or 37% for the six-month period. Gross margin increased to 24.2% from 23.0% for the quarter and to 23.8% from 23.6% for the year to date, primarily as a result of higher sales volumes and continued improvements in operating efficiencies partially offset by higher material costs.

Selling, general and administrative expenses for the quarter increased 29% primarily due to higher commission and sales expense due to volume increases in the standby and motive power businesses, coupled with costs associated with the Company's program to maximize shareholder value. For the six-month period, selling, general and administrative expenses increased 26% due to the power supply business acquired, higher commission and sales expense due to volume increases in the standby and motive power businesses and the Company's program to maximize shareholder value discussed above.

Research and development expenses were relatively flat for the quarter and increased $715,000 or 31% year to date, primarily due to the power supply business acquired.

Interest expense, net, decreased for the quarter and six-month period due to lower debt balances, partially offset by higher effective rates.

Other expense, net, increased in the second quarter due to a foreign exchange loss, partially offset by higher nonoperating income. For the six-month period, other expense, net, decreased 13% due to a foreign exchange gain in the current period versus an exchange loss in the prior period, coupled with higher nonoperating income.



                               13 of 16

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)


As a result of the above, income before income taxes increased by 80% for the quarter and by 62% for the six-month period. Net income for the quarter rose 81% to $3,930,000 or $0.61 per share while for the six-month period, net income rose 70% to $7,105,000 or $1.11 per share.

The effective tax rate decreased to 35% from 37% for the comparative six-month period due to a reduction in the valuation allowance related to the revaluation of the realization of the stock option compensation deferred tax asset due to increases in the price of the Company's common stock.


                    LIQUIDITY AND CAPITAL RESOURCES


Net cash flows provided by operating activities for the current period increased to $5,936,000 compared to the $2,294,000 net cash used by operating activities for the prior period. This increase was primarily due to higher current year net income, higher payables supporting higher inventories, the absence of a temporary deterioration of receivables of the power supply business that occurred in the prior year and timing of required tax payments, offset by higher current year receivables and inventories supporting current year higher sales volumes.

Net cash used by investing activities consisted of $3,430,000 for acquisition of property, plant and equipment, a decrease of $5,773,000 from the prior year which included comparable property, plant and equipment acquisitions and the purchase of the custom power supply business and certain net assets of ITT PowerSystems Corporation.

Net cash used by financing activities was $2,664,000 compared to net cash provided by financing activities of $9,026,000 in the prior year. The additional borrowings in the prior year were used primarily to fund the aforementioned acquisition.

The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures, repurchase of up to 600,000 shares of the Company's Common Stock and possible strategic acquisitions. Capital expenditures in the first half of fiscal 1996 were incurred primarily to fund new product development, capacity expansion, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1996 expenditures are expected to be approximately $8,000,000 for similar purposes, excluding strategic acquisitions.


                               14 of 16

                      PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   (a)  The Company held its annual meeting of shareholders on June
        26, 1995.

   (b)  See Item 4(c) below.

   (c) Each of David Beretta and Glenn M. Feit was elected as a director by a vote of 5,429,682 for and 86,122 withheld. Each of A. Lawrence Fagan, Merril M. Halpern, Jerome L. Katz, Patricia R. Merrick and Alfred Weber was elected as a director by a vote of 5,429,982 for and 85,822 withheld. Warren A. Law was elected as a director by a vote of 5,429,282 with 86,522 withheld. George J. Sbordone was elected as a director by a vote of 5,429,582 with 86,222 withheld.

        The appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending January 31, 1996 was ratified by a vote of 5,506,104 for and 500 against, with 9,200 abstentions.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        10.1 Stock Purchase Agreement dated May 26, 1988, between Robert Alvine ("Alvine") and the Company; Option Agreement dated May 26, 1988, between Alvine and the Company; Registration Rights Agreement dated May 26, 1988, between Alvine and the Company; Amendment Agreement dated May 30, 1989, between Alvine and the Company (filed herewith).

        10.2 Employment Agreement dated May 30, 1989, between Alfred Weber ("Weber") and the Company; Stock Purchase Agreement dated May 30, 1989, between Weber and the Company; Option Agreement dated May 30, 1989, between Weber and the Company; Registration Rights Agreement dated May 30, 1989, between Weber and the Company (filed herewith).

        10.3 Employment Agreement dated January 26, 1990, between
             Leslie Holden and the Company (filed herewith).

        11.  Computation of per share earnings (filed herewith).

        15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

        27.  Financial Data Schedule

   (b)  Reports on Form 8-K:

        None
                                  15 of 16

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHARTER POWER SYSTEMS, INC.




September 12, 1995                    BY:  \s\ Alfred Weber
                               _________________________________
                                    Alfred Weber
                                    President and Chief
                                    Executive Officer




September 12, 1995                    BY:  \s\ Stephen E. Markert, Jr.
                               _________________________________
                                    Stephen E. Markert, Jr.
                                    Vice President Finance and
                                       Treasurer
                                    Principal Financial and
                                       Accounting Officer


                               16 of 16

                                                           EXHIBIT INDEX


   10.1 Stock Purchase Agreement dated May 26, 1988, between Robert Alvine ("Alvine") and the Company; Option Agreement dated May 26, 1988, between Alvine and the Company; Registration Rights Agreement dated May 26, 1988, between Alvine and the Company; Amendment Agreement dated May 30, 1989, between Alvine and the Company.

   10.2 Employment Agreement dated May 30, 1989, between Alfred Weber ("Weber") and the Company; Stock Purchase Agreement dated May 30, 1989, between Weber and the Company; Option Agreement dated May 30, 1989, between Weber and the Company; Registration Rights Agreement dated May 30, 1989, between Weber and the Company.

   10.3 Employment Agreement dated January 26, 1990, between Leslie Holden and the Company.


   11.  Computation of per share earnings.

   15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information.

   27.  Financial Data Schedule