Form 10-Q
period 1995-10-31
CHARTER POWER SYSTEMS INC
filed 1995-12-15
CIK 808064

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended October 31, l995 Commission File No. 1-9389



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

                        YES X     NO_____

Number of shares of the Registrant's Common Stock outstanding on December 11, 1995: 6,250,101

                   CHARTER POWER SYSTEMS, INC.
                         AND SUBSIDIARIES


                              INDEX


PART I. FINANCIAL INFORMATION                            Page No.

   Item 1 - Financial Statements

      Consolidated Balance Sheets -
      October 31, 1995 and January 31, 1995                           3

      Consolidated Statements of Income -
      Three and Nine Months Ended October 31, 1995
      and 1994                                                        5

      Consolidated Statements of Cash Flows -
      Nine Months Ended October 31, 1995 and 1994                     6

      Notes to Consolidated Financial Statements                      8

      Report of Independent Accountants                              12

   Item 2 - Management's Discussion and Analysis                     13
            of Financial Condition and Results
            of Operations

PART II.  OTHER INFORMATION                                          16

SIGNATURES                                                           17






                             2 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                 (Unaudited)
                                                 October 31,  January 31,
                                                     1995        1995
                                                     ----        ----
ASSETS:

Current assets:
   Cash and cash equivalents                          $  1,259   $  1,097
   Restricted cash and cash equivalents                    --          75
   Accounts receivable, less allowance for
     doubtful accounts of $1,545 and
     $1,404, respectively                               34,600     30,253
   Inventories                                          36,443     26,869
   Deferred income taxes                                 5,510      5,231
   Other current assets                                  1,254        553
                                                       -------    -------
        Total current assets                            79,066     64,078

Property, plant and equipment, net                      40,980     40,059
Intangible and other assets, net                         5,152      5,314
Goodwill, net                                            2,637      2,686
                                                       -------    -------
        Total assets                                  $127,835   $112,137
                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of long-term debt                  $  2,517   $  3,670
   Accounts payable                                     21,186     15,601
   Accrued liabilities                                  15,565     13,994
   Other current liabilities                             2,257      3,067
                                                       -------    -------
        Total current liabilities                       41,525     36,332

Deferred income taxes                                    3,741      3,552
Long-term debt                                          13,624     14,183
Other liabilities                                        7,475      6,348
                                                       -------    -------
        Total liabilities                               66,365     60,415
                                                       -------    -------

The accompanying notes are an integral part of these statements.
                                3 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)
                        (Dollars in thousands)


                                                 (Unaudited)
                                                  October 31, January 31,
                                                    1995        1995
                                                    ----        ----


Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value,
      10,000,000 shares authorized;
      6,017,491 and 5,971,041 shares
      issued, respectively                                 60         60
   Additional paid-in capital                          32,597     32,053
   Notes receivable from stockholders                  (1,656)    (1,656)
   Retained earnings                                   31,773     21,265
   Treasury stock, at cost, 57,400 shares              (1,304)       --
                                                      -------    -------
         Total stockholders' equity                    61,470     51,722
                                                      -------    -------
         Total liabilities and
           stockholders' equity                      $127,835   $112,137
                                                      =======    =======







   The accompanying notes are an integral part of these statements.


                                4 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per share data)

                                    (Unaudited)        (Unaudited)
                                  Three months ended  Nine months ended
                                    October 31,          October 31,
                                   1995      1994        1995      1994
                                  -----     -----       -----     -----

Net sales                           $61,456  $54,617   $183,614  $144,880

Cost of sales                        46,712   41,724    139,754   110,659
                                     ------   ------     ------   -------
   Gross profit                      14,744   12,893     43,860    34,221

Selling, general and
   administrative expenses            7,056    6,840     21,503    18,280

Research and development
   expenses                           1,564    1,443      4,604     3,768
                                     ------   ------     ------    ------
   Operating income                   6,124    4,610     17,753    12,173

Interest expense, net                   288      374        813       964

Other expense, net                       17       89        272       383
                                     ------   ------     ------    ------

   Income before income
      taxes                           5,819    4,147     16,668    10,826

Provision for income taxes            1,923    1,396      5,667     3,897
                                     ------   ------     ------    ------

   Net income                       $ 3,896  $ 2,751   $ 11,001  $  6,929
                                     ======   ======     ======    ======

Net income per common and
   common equivalent share          $   .60  $   .44   $   1.71  $   1.12
                                     ======   ======     ======    ======

Weighted average common and
   common equivalent shares           6,443    6,262      6,424     6,162
                                     ======   ======     ======    ======

Dividends per share                 $0.0275  $0.0275   $ 0.0825  $ 0.0825
                                     ======   ======    =======    ======

   The accompanying notes are an integral part of these statements.
                                5 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                       (Unaudited)
                                                    Nine months ended
                                                       October 31,
                                                     1995         1994
                                                     ----         ----
Cash flows provided (used) by operating activities:
   Net income                                         $11,001   $  6,929
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation and amortization                    4,750      5,227
       Deferred taxes                                     (90)        72
       Loss (gain) on disposal of assets                  175       (225)
       Stock option compensation                          --         405
       Changes in:
          Accounts receivable                          (4,279)   (11,702)
          Inventories                                  (9,536)    (3,320)
          Other current assets                           (425)      (301)
          Accounts payable                              5,583      4,166
          Accrued liabilities                           1,714      2,175
          Income taxes payable                           (271)      (867)
          Other current liabilities                      (815)    (1,677)
          Other liabilities                             1,127        710
       Other, net                                        (278)        17
                                                       ------     ------
Net cash provided by operating
   activities                                           8,656      1,609
                                                       ------     ------
Cash flows provided (used) by investing activities:
   Acquisition of business, net                           --      (5,966)
   Acquisition of property, plant and equipment        (5,455)    (5,491)
   Proceeds from disposal of property,
      plant and equipment                                 --         551
                                                       ------     ------
Net cash used by investing activities                  (5,455)   (10,906)
                                                       ------     ------
Cash flows provided (used) by financing activities:
   Reduction of long-term debt                         (3,619)   (13,407)
   Proceeds from new borrowings                         1,907     21,414
   Financing costs of long-term debt                      --        (456)
   Issuance of shares under stock option plan             544        917
   Payment of common stock dividends                     (657)      (647)
   Purchase of treasury stock                          (1,304)       --
                                                       ------     ------


  The accompanying notes are an integral part of these statements.
                               6 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        (Dollars in thousands)


                                                         (Unaudited)
                                                      Nine months ended
                                                         October 31,
                                                       1995        1994
                                                       ----        ----

Net cash (used) provided by financing
   activities                                          (3,129)     7,821
                                                       ------     ------
Effect of exchange rate changes on cash                    15        (10)
                                                       ------     ------

Increase(decrease) in cash and cash equivalents            87     (1,486)
Cash and cash equivalents at beginning
   of period                                            1,172      3,821
                                                       ------     ------
Cash and cash equivalents at end of
   period                                             $ 1,259    $ 2,335
                                                       ======     ======



      SUPPLEMENTAL CASH FLOW
            DISCLOSURES

Interest paid, net                                    $ 1,078     $1,109

Income taxes paid                                       6,029      4,692



      SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

Liabilities assumed in acquisition                    $   --      $3,022



   The accompanying notes are an integral part of these statements.

                                7 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                              (UNAUDITED)

1.     INTERIM STATEMENTS

         The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 1995, the consolidated statements of income for the three and nine months ended October 31, 1995 and 1994 and consolidated statements of cash flows for the nine months ended October 31, 1995 and 1994. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.     INVENTORIES

         Inventories consisted of the following:

                                               October 31,  January 31,
                                                   1995        1995
                                                   ----        ----
     Raw materials                                $13,670    $ 9,780
     Work-in-progress                              11,281      7,893
     Finished goods                                11,492      9,196
                                                  -------    -------
                                                  $36,443    $26,869
                                                  =======    =======

3.     INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:

                                                    Nine months ended
                                                       October 31,
                                                     1995        1994
                                                     ----        ----
     U.S. statutory income tax                       35.0%       35.0%
     State tax, net of federal income
          tax benefit                                 3.4         3.1
     Reduction in valuation allowance                (3.8)        --
     Other                                           (0.6)       (2.1)
                                                     ----        ----
                                                     34.0%       36.0%
                                                     ====        ====
                                8 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        (Dollars in thousands)

                              (UNAUDITED)

4.      CONTINGENT LIABILITIES

        With regard to the following contingent liabilities there have been no material changes since January 31, 1995.

        Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous federal, Canadian, Mexican, state and local laws and regulations that are designed to protect the environment and employee health and safety. These laws and regulations include requirements of periodic reporting to governmental agencies regarding the use and disposal of hazardous substances and compliance with rigorous criteria regarding exposure to employees and the disposal of scrap. In the opinion of the Company, the Company complies in all material respects with these laws and regulations.

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

                                9 of 17

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

        The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other potentially responsible parties to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next three to five years.

        The Company has responded to requests for information from the EPA with regard to three other Third Party Facilities, one in September 1991, one (the "Chicago Site") in October 1991 and the third (the "ILCO Site") in October 1993. Of the three sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only.


                               10 of 17

             CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                              (UNAUDITED)

4.      CONTINGENT LIABILITIES (continued)

Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. However, on October 31, 1995 the Company received confirmation from EPA that it is a de minimis PRP at the ILCO Site. Based on currently available information the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, most of which is expected to be paid over the next three to five years.

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



                               11 of 17

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Charter Power Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of October 31, 1995, the related consolidated statements of income for the three and nine months ended October 31, 1995 and 1994 and the related consolidated statements of cash flows for the nine months ended October 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial state-ments for them to be in conformity with generally accepted accounting principles.

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

\s\ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 21, 1995
                               12 of 17

Item 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS

Net sales for the fiscal 1996 third quarter and nine months ended October 31, 1995 increased $6,839,000 or 13 percent and $ 38,734,000 or 27 percent, respectively, compared to the equivalent periods in fiscal 1995. The combined sales of the Company's International Power Systems, Inc. subsidiary ("IPS") which was formed early in fiscal 1995 to acquire certain assets of ITT PowerSystems Corporation (the "IPS Acquisition") and the switching power supply division of Basler Electric Company ("Basler") purchased as of January 24, 1995 rose 32 percent for the quarter and 94 percent year to date compared to the equivalent periods in fiscal 1995. For the third quarter, sales of standby power products were up 13 percent, and, for the nine months ended October 31, 1995, sales of standby power products increased 20 percent due to higher sales in virtually every standby category. Motive power sales for the quarter were relatively flat due to lower volumes offset by higher prices while year to date sales increased 14 percent due to higher volumes and prices.

Gross profit increased $1,851,000 or 14 percent for the quarter and $9,639,000 or 28 percent for the nine month period. Gross margin increased to 24.0 percent from 23.6 percent for the third quarter and to 23.9 percent from 23.6 percent for the year to date, primarily as a result of higher sales volumes and continued improvements in operating efficiencies partially offset by higher material costs. The Company has instituted a price increase for the motive power business in the fourth quarter.

Selling, general and administrative expenses for the quarter increased 3 percent for the quarter due to amortization of intangible costs resulting from the Basler acquisition, coupled with slightly higher sales expense related to sales volume increases. For the nine-month period, selling, general and administrative expenses increased 18 percent due to the power supply business acquired, higher commission and sales expense due to volume increases in the standby and motive power businesses and costs associated with the Company's program to maximize shareholder value. This program was completed in the first half of fiscal 1996.

Research and development expenses increased for the quarter and nine-month period $121,000 or 8 percent and $836,000 or 22 percent, respectively, primarily due to the Basler Acquisition.

Interest expense, net, decreased 23 percent for the quarter and 16 percent for the nine-month period due to lower debt balances, offset by slightly higher effective rates.

As a result of the above, income before income taxes increased by 40 percent for the quarter and by 54 percent for the nine-month period. Net income for the quarter rose 42 percent to $3,896,000 or $0.60 per share while for the nine-month period, net income rose 59 percent to $11,001,000 or $1.71 per share.

The effective tax rate decreased to 34 percent from 36 percent for the comparative nine-month period due to a reduction in the valuation allowance related to the revaluation of the realization of the stock option compensation deferred tax asset resulting from increases in the price of the Company's common stock.


                    LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for the nine-month period increased to $8,656,000 compared to $1,609,000 for the prior year period. This increase was primarily due to higher current year net income and higher payables partially offset by increased invento-ries related to higher sales volumes and less of an increase in receivables versus the prior period.

Net cash used by investing activities consisted of $5,455,000 for acquisition of property, plant and equipment, a decrease of $5,451,000 from the prior year period which included the IPS Acquisition and comparable property, plant and equipment acquisitions.

Net cash used by financing activities for the nine months ended October 31, 1995 was $3,129,000 compared to net cash provided by financing activities of $7,821,000 in the prior year period. Current year cash used by financing activities included $1,304,000 related to the purchase of treasury stock. The additional borrowings in the prior year period were used primarily for the funding of the afore-mentioned acquisition.

The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first nine months of fiscal 1996 were incurred primarily to fund new product development, capacity expansion, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1996 capital expenditures are expected to be approximately $9,000,000 for similar purposes, excluding strategic acquisitions.

                      PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        10.1 Employment Agreement dated August 15, 1995 between
             Stephen Weglarz, Esq. and the Company (filed herewith).

        11.  Computation of per share earnings (filed herewith).

        15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

        27.  Financial Data Schedule (filed herewith).

   (b)  Reports on Form 8-K:
        None



                               16 of 17

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHARTER POWER SYSTEMS, INC.




December 13, 1995                BY:  \s\ Alfred Weber
                               _________________________________
                                    Alfred Weber
                                    President and Chief
                                    Executive Officer




December 13, 1995                BY:  \s\ Stephen E. Markert, Jr.
                               _________________________________
                                    Stephen E. Markert, Jr.
                                    Vice President Finance and
                                       Treasurer
                                    Principal Financial and
                                       Accounting Officer






                               17 of 17

                            EXHIBIT INDEX




   10.1 Employment Agreement dated August 15, 1995 between Stephen Weglarz, Esq. and the Company.

   11.  Computation of per share earnings.

   15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information.

   27.  Financial Data Schedule.