Form 10-K
period 1996-01-31
CHARTER POWER SYSTEMS INC
filed 1996-04-30
CIK 808064

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _____________  to ____________

                         Commission file number 1-9389

                          CHARTER POWER SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

     State or other jurisdiction of incorporation or organization: DELAWARE

               I.R.S. Employer Identification Number:  13-3314599

        Address of principal executive offices: 1400 Union Meeting Road
                         Blue Bell, Pennsylvania 19422

      Registrant's telephone number, including area code:  (215) 619-2700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                   TITLE OF CLASS
                              ------------------------
                                    Common Stock
                              par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes ( x )       No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 23, 1996: $165,833,800

    Number of shares outstanding of each of the Registrant's classes of common stock as of April 23, 1996: 6,285,276 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy Statement to be filed
pursuant to Regulation 14A within 120                         Part III
days after the end of Registrant's fiscal                 -----------------
year covered by this Form 10-K                     (Part of Form 10-K into which
- -------------------------------------------          Document is incorporated.)

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I

     Item        1     Business                                            1
     Item        2     Properties                                         11
     Item        3     Legal Proceedings                                  12
     Item        4     Submission of Matters to a Vote
                       of Security Holders                                12

PART II

     Item        5     Market for Registrant's Common Equity
                       and Related Stockholder Matters                    12
     Item        6     Selected Financial Data                            13
     Item        7     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                15
     Item        8     Financial Statements and Supplementary Data        20
     Item        9     Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure             20

PART III

     Item       10     Directors and Executive Officers of
                       the Registrant                                     20
     Item       11     Executive Compensation                             20
     Item       12     Security Ownership of Certain Beneficial Owners
                       and Management                                     20
     Item       13     Certain Relationships and Related Transactions     20

PART IV

     Item       14     Exhibits, Financial Statement Schedule and Reports
                       on Form 8-K                                        21

SIGNATURES                                                                25

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE           F-1

                          CHARTER POWER SYSTEMS, INC.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Charter Power Systems, Inc. (together with its operating subsidiaries, the "Company") is a leading North American producer of integrated reserve power systems for telecommunications, electronic information and industrial applications. The Company is also a leading producer of embedded high frequency switching power supplies for use in telecommunications equipment, advanced office electronics and sophisticated computer systems and of motive power systems for electric industrial vehicles. The Company's integrated reserve power systems are comprised of industrial lead-acid batteries, as well as power rectifiers, power control and distribution equipment and related accessories. The Company sells these products both as individual components and as integrated power systems.

     The Company was organized in November 1985 to acquire all the assets of the eighty-year old C&D Power Systems division (the "Division") of Allied Corporation ("Allied"). The Division's business essentially was unchanged by the acquisition, which was completed on January 28, 1986. Shares of Common Stock, par value $.01 per share ("Common Stock"), of the Company were first issued to the public in February 1987.

     In October 1992, the Company purchased substantially all of the assets and assumed certain liabilities of the manufacturing division of Ratelco, Inc. ("Ratelco"), a Seattle-based manufacturer and distributor of power electronics equipment, used primarily in the regulated telecommunications power market. Ratelco also markets a nonregulated range of alarm and monitoring equipment for use with telecommunications power systems.

     Effective March 29, 1994, the Company purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona based company which designs and manufactures custom power supplies. The power supplies are used in the telecommunications power market and the office equipment market in such applications as telecommunication systems, copiers, computers and work stations.

     Effective January 24, 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply division of Basler Electric Company, a Highland, Illinois-based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

     On November 21, 1995, the Company sold 50,000 shares of Common Stock in a public offering.

     Effective February 22, 1996, the Company purchased certain equipment and inventory of LH Research, Inc., a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications.

     Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid approximately $5,200,000 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC Common Stock from the former chief executive officer of PCC, which together with shares previously acquired by the Company represents in excess of 99.6% of the outstanding PCC Common Stock. The Company intends to make offers to purchase the remaining shares of PCC Common Stock and shares of PCC Common Stock covered by stock options. Tucson, Arizona based PCC produces DC to DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

     References to a fiscal year mean the Company's fiscal year ended in the January of the year mentioned.

FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company in this Annual Report on Form 10-K.

MARKETS

     The Company manufactures and markets products in three general categories:
(i) integrated reserve power systems and components for the standby power market; (ii) custom, standard and modified standard embedded high frequency AC-to-DC and DC-to-DC switching power supplies; and (iii) motive power systems.

     For fiscal 1996, 1995, and 1994 sales of standby power products accounted for 52.5%, 54.0% and 64.9% of the Company's sales (see "Business - Products and Customers"), respectively. For fiscal 1996, 1995 and 1994 sales of power supplies accounted for 17.9%, 12.8% and 0% of the Company's sales, respectively. For fiscal 1996, 1995 and 1994 sales of motive power products accounted for 29.6%, 33.2% and 35.1% of the Company's sales, respectively. The percentage of the Company's sales related to power supplies has increased as a result of acquisitions.

     The majority of the Company's standby power products are used in telecommunications applications such as central telephone exchanges, microwave relay stations, PBX (private branch exchange) systems and cellular mobile telephone systems. Other applications for the Company's standby power batteries include UPS (uninterruptible power supply), principally for computers and computer-controlled equipment, and as backup for support systems for submarines, missiles and other weapons systems. In addition, the Company supplies batteries and power electronics equipment for switchgear and instrumentation control systems for electric utilities.

     The majority of the Company's power supply products are sold to OEMs (original equipment manufacturers) of electronic products on either a custom, standard or modified standard basis.

Power supplies are embedded in almost all electronic products and are used to convert incoming utility voltage (either 110V or 220/240V AC) to a DC voltage.

     The majority of the Company's motive power products are used to provide the primary power source for forklift trucks and other materials handling vehicles. The balance are used in a variety of other applications, such as automated guided vehicle systems and airline ground support equipment. A significant portion of these sales include products to recharge motive power batteries.

     The Company supplies certain of its standard standby power and motive power products to the U.S. Government. Company sales directly to the government have accounted for less than 5% of its sales during each of its last three fiscal years.

PRODUCTS AND CUSTOMERS

  RESERVE POWER SYSTEMS

     The Company is a leading producer of fully integrated reserve power systems, which monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Company also produces the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries.

     The Company manufactures and markets a wide range of power electronics to meet the needs of its customers. The Company's power electronics products consist principally of power rectifiers and power control, distribution and monitoring equipment. The Company's power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage and apply the DC power to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, the Company's power control and distribution equipment distributes the rectified power at the appropriate power level for each of the applications.

     The Company manufactures lead acid batteries for use in reserve power systems. These batteries are sold in a wide range of sizes and configurations in two broad categories: flooded and valve-regulated. Flooded batteries require periodic watering and maintenance. Valve-regulated batteries require less maintenance and are often smaller. Customer demand for valve-regulated batteries has increased over the past several years.

     Telecommunications. The Company's major telecommunications customers include national long distance companies, RBOCs, cellular system operators, paging systems and PBX telephoning locations using fiber optic cable, microwave transmission or traditional copper-wired systems.

     The Company has recently introduced several new modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty AGM Series Power Plant and the Liberty ACM Series Power Plant, integrate advanced rectifiers with high output valve-regulated batteries.

     One of the Company's historically important telecommunications products has been the Round Cell reserve power battery, a flooded product which was originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. The Company or its predecessor has manufactured Round Cells for AT&T since 1972 and has been the exclusive manufacturer since 1982. Sales of all products to AT&T accounted for 11.4% of the Company's sales for fiscal 1996. No other customer accounted for more than 5% of the Company's sales during any of the past three fiscal years.

     Uninterruptible Power Supplies. The Company produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption on sensitive equipment, thereby permitting an orderly shutdown of the equipment or continued operation until the primary source comes back on line. Large UPSs are used principally for mainframe computers, minicomputers, networks, workstations and computer-controlled equipment. The Company also produces batteries for submarine and missile support systems.

     Equipment for Electric Utilities and Industrial Control Applications. The Company produces rectifiers and batteries used in reserve power systems for switchgear and instrumentation control systems used in electric utilities and industrial control applications. These power systems enable fossil fuel, hydro and nuclear power generating stations, switching substations and industrial control facilities to be shut down in an orderly fashion during emergencies or power failures by providing auxiliary power.

  EMBEDDED HIGH FREQUENCY SWITCHING POWER SUPPLIES

     The Company, through its International Power Systems subsidiary ("IPS"), designs, manufactures and distributes custom, standard and modified standard electronic power supply systems built for large OEMs of telecommunications equipment, office products, computers and workstations. In addition, the Company manufactures high frequency switching power supplies for reserve power applications that are sold under the "Ratelco" brand name.

     IPS's power supply systems incorporate advanced technology and are designed for dependable operation of the host equipment. The Company's IPS products include AC-to-DC power supplies, DC-to-DC converters and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. AC-to-DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications. DC-to-DC converters convert one constant voltage into another constant voltage. DC-to-DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors and analog to digital converters.

     In the telecommunications industry, the Company's power supplies are broadly used in PBX equipment and data network systems. In the office electronics industry, advanced copying systems with fully automated computer-controlled imaging, printing, collating and binding capabilities incorporate IPS's power supplies. The Company also produces power supplies for workstations and other sophisticated computers.

  MOTIVE POWER SYSTEMS

     The Company produces complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. The Company's customers include end users in a broad array of industries, dealers of fork-lift trucks and other materials handling vehicles and, to a lesser extent, OEMs. The Company's motive power products are sold under the "C&D Motive Power Systems" name.

     The Company offers two primary lines of motive power systems targeted at different niches: the C Line and recently announced Olympian, for general materials handling applications, and the high energy density Suprema Line, which is designed for narrow aisle, high lift warehousing where battery size is restricted and energy demands are high. In addition, in 1994, the Company introduced the SmartBattery, a microprocessor-based module for monitoring usage, charge levels and discharge cycles that is integrated into a motive power battery to extend its life cycle.

SALES, INSTALLATION AND SERVICING

     The sales, installation and servicing of the Company's power systems products are performed through a network of independent manufacturer representatives located throughout the United States and Canada. The Company's IPS products are represented by a different network of independent manufacturer representatives. Each independent manufacturer representative operates under a contract with the Company providing for compensation on a commission basis.

     In addition to the network of independent manufacturer representatives, the Company maintains an internal sales force consisting primarily of regional sales managers and product/market specialists. The regional managers are each responsible for managing a number of independent manufacturer's representatives and for developing longer-term supplier relationships with large OEMs and national accounts. The Company's internal sales staff services certain large customers directly.

     Charter Power also maintains an internal marketing department. This department manages the development of new products from the initial concept definition and management approval stage through the engineering, production and sales processes. This department also is responsible for applications engineering and technical training of sales representatives. In addition, the marketing department develops an annual advertising plan that includes a broad variety of media such as literature, magazines, video and audio tapes and computer software.

     The Company maintains branch sales offices in the United States and Canada with the support of the Company's headquarters and service personnel and has relationships with sales representatives in Malaysia, China, the Philippines, the Middle East and most of Central and South America, including Mexico and Brazil.

     The Company's products typically are sold upon terms requiring payment in full within 30 to 60 days. The Company warrants its products to perform as rated for specified periods of time, ranging from one to twenty years depending on the type of product and its application, in an amount that decreases over the life of the product. The lengthiest warranties generally are applicable to standby power batteries.

BACKLOG

     The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of the Company's receipt of orders and, taking into account considerations of manufacturing capacity and flexibility, the speed with which those orders are filled. Accordingly, the Company's backlog at any particular date is only indicative of expected future shipments, and period-to-period comparisons may not be meaningful. Orders for the Company's products are subject to cancellation by the customer prior to shipment.

     The Company normally ships standby power products within two weeks to two months after order and motive power products within two days to four weeks after order. The Company's order backlog at January 31, 1996 was $33,604,000 and at January 31, 1995 was $42,059,000. This decrease in the backlog was due to a significant decrease in lead times required by customers throughout the industry. Virtually all of the January 31, 1996 backlog will be filled during fiscal 1997.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures its products at seven domestic plants and a plant in Mexico. Most key product lines are manufactured at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

     In fiscal 1991, the Company began capacity expansion at several of its plants, which is continuing. In order to reduce costs and improve manufacturing efficiency, the Company closed its one Canadian plant and transferred those manufacturing operations to three of the Company's domestic facilities (see "Business - International Operations"). Consolidation continued during fiscal 1994 with the Company consolidating the existing standby power electronics manufacturing at the Conshohocken facility into the Dunlap facility where the Company's motive power electronics products are manufactured. In addition, the Company continued the process of moving product lines from the Seattle, Washington facility to the Dunlap, Tennessee and Nogales, Mexico facilities that was started in fiscal 1995.

      When the Company acquired the PowerSystems Division of ITT in fiscal 1995, it entered into an agreement pursuant to which a third party "shelter company" provides to IPS the Nogales, Mexico facility and employs Mexican staff and labor to assemble IPS's products.

     The principal raw materials used in the manufacture of the Company's products include lead, steel, copper, plastics and electronic components, all of which are generally available from multiple suppliers. Other than the required use of two suppliers of lead for the production of Round Cell batteries for AT&T, the Company uses a number of suppliers to satisfy its raw materials needs.

     During fiscal 1996 the Company has continued its program of ISO recognition. Headquarters has been successfully audited for its compliance to ISO 9001 while the Leola plant has been fully certified to ISO 9001 standards. In addition, IPS was granted ISO 9001 certification at its Tucson, Arizona and Nogales, Mexico facilities during fiscal 1996.

COMPETITION

     The Company competes with respect to all of its products on the basis of reputation, product quality and reliability, service capability and technology. The Company also competes on the basis of price and its relationships with large customers.

     The Company is a leading North American producer of integrated reserve power systems and power electronics equipment and believes that it is one of the four largest producers of reserve power systems in North America. In motive power, the Company believes that one competitor,

Yuasa Exide, Inc., has a significantly larger market share than the Company, and that the Company, along with two other manufacturers, occupies a second tier of the market in which they have a significantly larger market share than their smaller competitors.

     In addition, the Company believes that it has certain competitive advantages in specific product lines. In reserve power systems, Charter Power believes that it is one of only two major North American companies that manufactures complete, integrated reserve power systems consisting of both electronics and batteries, its other major competitors manufacturing either electronics or batteries, but not both. In motive power, all of the Company's major competitors supply integrated power systems, but only the Company and one competitor manufacture both electronics and batteries. For both reserve and motive power systems, Charter Power believes that the ability to provide a single source for design, engineering, manufacturing and service is an important element in its competitive position. With respect to power supplies, the Company believes that it is one of the largest competitors in this fragmented industry.

     When lead prices rise, certain of the Company's competitors that own smelting operations may have lower lead costs than the Company. However, when lead prices decline, the high fixed costs associated with these operations may provide the Company with a cost advantage.

RESEARCH AND DEVELOPMENT

     The Company maintains an extensive technology department. Its focus is on the development of new and custom products (including custom power supplies), the ongoing development and improvement of existing products, sustaining engineering, production engineering (including quality testing and managing the expansion of production capacity) and the evaluation of competitive products. The Company's research and development facilities feature advanced computer-aided design and testing equipment, including x-ray and scanning electron microscope equipment for detecting latent flaws which might cause premature failure in a product. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing areas in order to better meet the needs of customers.

     The Company continues to develop new products in all areas of its business. During fiscal 1996, the new products introduced included the MCT II battery for reserve power applications and the C 45 and Olympian batteries for motive power applications.

INTERNATIONAL OPERATIONS

     Through fiscal 1992, the Company manufactured a substantial line of standby power and motive power batteries at its Perth, Ontario plant for the Canadian market. However, the demand for these products was significantly affected by the continued recessionary economic environment in the Company's Canadian markets and the accelerating shift in customer demand in certain key standby power market sectors. These factors prompted the Company to close its Perth plant in fiscal 1993.

     The Company continues to export to and sell in Canada the full range of its motive and standby power products through its network of independent Canadian representatives and one branch office. Canadian operations accounted for less than 5% of the Company's sales for the last three fiscal years.

     In addition, the Company manufacturers a large portion of its power supplies in Mexico through a shelter company for ultimate sale in the United States. The Company has no significant sales in Mexico.

PATENTS AND TRADEMARKS

     The Company follows a policy of applying for patents on new inventions and designs and actively pursuing pending and future patent applications. The Company would aggressively assert infringement claims when, in the judgment of the Company, this is warranted. The Company believes that the growth of its business will depend primarily upon the quality of its products and its relationships with its customers, rather than the extent of its patent protection. While the Company believes that patents are important to its business operations, the loss of any single or several patents would not have a material adverse effect on the Company. During fiscal 1996, the Company filed patent applications directed to several new developments and continued to prosecute United States and foreign applications which had been previously filed.

     The Company regards its trademarks C&D, LIBERTY, LIBERTY SERIES and RATELCO as being of substantial value in the marketing of its products. The Company has registered its C&D, LIBERTY, LIBERTY SERIES and RATELCO trademarks in the United States Patent and Trademark Office and the Company also has applications pending for registrations of other trademarks in the United States. The Company's trademarks include COMPUCHARGE, ELITE, FERRO FIVE, GUARDIAN, GUARDSMAN, RANGER, RANGERNET and SCOUT.

EMPLOYEES

     At January 31, 1996, the Company had 1,395 employees. Of these employees, 1,111 were employed in manufacturing and 284 were employed in field sales, technical, manufacturing support, sales support, marketing and administrative activities. In addition, the Company is provided the services of approximately 461 employees in a Mexican shelter company for its Nogales, Mexico manufacturing facility.

     The Company's management considers its employee relations to be satisfactory. Employees in four plants are not represented by a union. Employees at the other three plants are represented by three different unions under collective bargaining agreements.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment and worker health and safety. These laws and regulations include requirements relating to the handling, storage, use and disposal of hazardous materials and solid wastes, recordkeeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes, monitoring and permitting of air and water emissions and monitoring and protecting workers from exposure to hazardous substances, including lead used in the Company's manufacturing processes.

     The Company operates under what it believes is a comprehensive environmental, health and safety compliance program, which is headed by an environmental director and staffed with trained environmental professionals. As part of its program, the Company has prepared written environmental and health and safety practice manuals, conducts regular employee training seminars, undertakes internal and external audits of its operations and environmental and health and safety programs and practices and engages in sampling and monitoring of employee air, blood lead levels and other chemical exposures. In addition, the Company also has installed certain pollution abatement equipment to minimize or reduce emissions of regulated pollutants into the environment and monitors and seeks to resolve potential environmental liabilities that result from or may arise from current and historic hazardous materials handling and waste disposal practices. The Company has instituted a hazardous materials recapture and recycling program at each of its facilities and for its customers.

     While the Company believes that it is in material compliance with the applicable environmental requirements, it has received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of its operations are not in compliance with its permits or applicable environmental requirements. Occasionally the Company is required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When the Company receives a notice of a non-compliance, it regularly undertakes to achieve compliance and works with the authorities to resolve satisfactorily the issues raised. The associated costs have not had a material effect on the Company's business, financial condition or results of operations.

     Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of its predecessors to the extent the Company is not indemnified therefor), the Company may be held liable for the damage and for the costs of the environmental investigation and remediation, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     In view of the potential financial effect such environmental liabilities could have, when the Company acquired the assets of its predecessor from Allied in January 1986, it secured an obligation from Allied to indemnify the Company from undisclosed environmental liabilities resulting from conditions existing as of the closing date. With the exception of four sites disclosed by Allied at the time of the acquisition, Allied has accepted indemnification responsibility for the Company's potential liabilities at those third party owned or operated sites with respect to which the Company has been named as a potentially responsible party by the United States Environmental Protection Agency or state environmental agencies under the federal Superfund law or comparable state environmental laws.

     With respect to the four sites not being covered by the Allied indemnity, based upon the most currently available information, the Company believes that its share of liability at these sites will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company has accrued reserves for these and other immaterial potential environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available to it.

     The Company also is aware of the existence of potential contamination at two of its properties which may require expenditures for further investigation and remediation. At the Company's Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site, Avnet, Inc., ultimately may bear some, as yet undetermined, share of the costs associated therewith.

     The Company's Conyers, Georgia facility was listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly stormwater runoff, has been excavated and disposed of by the Company, and a hydrogeologic study was undertaken to assess the impact to groundwater. Although that study did not reveal any groundwater impact, the state environmental agency has requested further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     With respect to each of the properties described in the preceding two paragraphs, the Company has accrued a reserve in its consolidated financial statements for its estimate of the potential costs and liabilities associated with the potential contamination. The costs and potential liabilities for these matters, in the Company's opinion, are not likely to affect materially the Company's business, financial condition or results of operations.

ITEM 2.     PROPERTIES

     Set forth below is certain information, as of January 31, 1996, with respect to the Company's principal properties. The Company's interest in all of its properties is subject to liens securing its bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                         SQUARE                    PRODUCTS MANUFACTURED
   LOCATION                              FOOTAGE                   AT OR USE OF FACILITY
   --------                              -------                   ---------------------

                                 UNITED STATES PROPERTIES
                                 ------------------------

MANUFACTURING:
- -------------

   Attica, Indiana                       196,000                   Large standby power batteries
                                                                   and motive power batteries
   Conshohocken, Pennsylvania            130,000                   Metal trays, metal racks and
                                                                   cabinets, battery R&D
                                                                   laboratories, distribution
                                                                   center
   Conyers, Georgia                      161,000                   Small standby power batteries
   Dunlap, Tennessee                      73,000                   Motive power and standby
                                                                   power electronics products,
                                                                   cabinets and metal racks
   Huguenot, New York                    148,000                   Motive power batteries
   Leola, Pennsylvania                   150,000                   Large standby power batteries
   Seattle, Washington                    45,000                   Standby power electronics
                                                                   products
OTHER:
- ------

   Plymouth Meeting, Pennsylvania         30,000                   World headquarters
   Tucson, Arizona                        45,000                   Headquarters of International
                                                                   Power Systems, Inc. and
                                                                   electronics R&D laboratories


                                 INTERNATIONAL PROPERTIES
                                 ------------------------

MANUFACTURING:
- -------------
   Nogales, Sonora, Mexico                83,000                   Power supplies

OTHER:
- -----

   Mississauga, Ontario                   20,000                   Canadian branch
                                                                   headquarters, sales office
                                                                   and distribution center

     The Company owns its Attica, Conyers, Leola and Conshohocken properties. The Huguenot property is leased under an industrial revenue bond financing arrangement entitling the Company to purchase the property for a nominal amount at the end of the term of the related financing. In connection with the Acquisition, Allied agreed to pay the principal and interest due under this financing arrangement. The Nogales, Mexico property is made available through a shelter company in Mexico. The Plymouth Meeting, Dunlap, Seattle, Mississauga, and Tucson facilities and the Company's branch sales office are leased. The lease of the Dunlap property terminates in January 2004. The Company has an option to purchase the Dunlap property during the lease term for $1,160,000. After the sale of the Plymouth Meeting property on January 29, 1996 the Company leased a portion of the building until it relocated its headquarters operations to a leased facility in Blue Bell, Pennsylvania on March 8, 1996.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in ordinary routine litigation incidental to the conduct of its business. None of such routine litigation, individually or in the aggregate, is material to its financial condition or results of operations in any year. See "Business - Environmental Regulation" for a description of certain administrative proceedings in which the Company is involved.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market on October 27, 1995 under the symbol CHTR. Prior to October 27, 1995 the Common Stock was listed and principally traded on the American Stock Exchange (the "AMEX"), under the symbol CHP. The approximate number of beneficial and registered record holders of the Company's Common Stock on April 23, 1996 was 1,367.

     The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the AMEX through October 26, 1995 and The Nasdaq National Market thereafter. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                               YEAR ENDED
                                          ------------------

                                 JANUARY 31, 1996           JANUARY 31, 1995
                                ------------------         ------------------

     FISCAL QUARTER               HIGH         LOW           HIGH         LOW
     --------------               ----         ---           ----         ---

     First Quarter              $22         $19 1/4        $12 7/8     $ 9 3/4
     Second Quarter              25 1/4      19 7/8         14 1/2      11 1/2
     Third Quarter               31 3/4      24 1/8         16 3/8      12 3/8
     Fourth Quarter              29          24             21 3/8      15 7/8

     The Company began paying quarterly cash dividends on its Common Stock in April 1987. The dividend declared in each quarter since then has been $.0275 a share.

     The Company's bank loan agreement permits quarterly dividends to be paid on the Company's Common Stock so long as there is no default under that agreement. Subject to such restriction and the provisions of Delaware law, the Board of Directors currently intends to continue paying quarterly dividends in the future at the rate currently paid. There can be no assurance, however, as to the payment or amount of future dividends, since they will depend on the Company's earnings and financial condition and other factors.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected historical financial data for the periods indicated have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements for fiscal 1996, 1995 and 1994, which appear elsewhere herein.

                                                                 FISCAL YEAR
                                                 -------------------------------------------

                                             1996(6)    1995(5)      1994     1993(4)     1992
                                             --------   --------   --------  --------   --------
                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                                    $242,422   $200,009   $162,005  $134,064   $151,201
Cost of sales                                 185,808    154,464    123,560   105,387    117,390
                                             --------   --------   --------  --------   --------
 Gross profit                                  56,614     45,545     38,445    28,677     33,811
Selling, general and
 administrative expenses                       27,781     24,796     23,121    22,184     18,994
Research and development expenses               6,196      5,284      2,746     2,161      1,815
Restructuring charges (1)                          --         --         --     3,106      5,171
                                             --------   --------   --------  --------   --------
 Operating income                              22,637     15,465     12,578     1,226      7,831

Interest expense, net                           1,063      1,222      1,003     1,022      2,187
Other expense, net                                423        310        809       522        491
                                             --------   --------   --------  --------   --------
 Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle                     21,151     13,933     10,766      (318)     5,153
Provision for income taxes                      7,107      4,556      4,359       319      2,216
                                             --------   --------   --------  --------   --------
 Income (loss) before cumulative
   effect of  change in
   accounting principle                        14,044      9,377      6,407      (637)     2,937
Cumulative effect of change
 in accounting principle (2)                       --         --         --     1,074         --
                                             --------   --------   --------  --------   --------
 Net income (loss)                           $ 14,044   $  9,377   $  6,407  $ (1,711)  $  2,937
                                             ========   ========   ========  ========   ========
Income (loss) before cumulative effect
  of change in accounting principle per
  common and common equivalent
  share (3)                                  $   2.18   $   1.51   $   1.08  $   (.11)  $    .50
Cumulative effect of change in
 accounting principle per common and
 common equivalent share (3)                       --         --         --      (.18)        --
                                             --------   --------   --------  --------   --------
Net income (loss) per common and
 common equivalent share (3)                 $   2.18   $   1.51   $   1.08  $   (.29)  $    .50
                                             ========   ========   ========  ========   ========

Dividends per common share                   $    .11   $    .11   $    .11  $    .11   $    .11
                                             ========   ========   ========  ========   ========

BALANCE SHEET DATA:

Working capital                              $ 50,302   $ 27,746   $ 18,556  $ 15,698   $ 19,394
Total assets                                  130,827    112,137     93,255    97,633     87,422
Short-term debt (exclusively current
  portion of long-term debt)                      200      3,670      3,121     4,263        635
Long-term debt                                 15,417     14,183     11,149    20,643     25,240
Stockholders' equity                           68,926     51,722     41,031    33,146     35,157


(1) In Fiscal 1992, the Company recorded a provision of $5,171 for the closure of its Perth, Ontario manufacturing plant and the integration of that manufacturing capability into its remaining facilities.

     In Fiscal 1993, the Company recorded a provision of $2,048 for costs related to the rationalization of the Company's standby power electronics business resulting from the Ratelco acquisition. The Company also recorded a provision of $1,058 primarily consisting of severance and other related costs attributable to a restructuring of management.

(2) The Company provides certain health care and life insurance benefits for retired employees who meet certain service requirements under an employee benefit plan (the "Plan"). Under the Plan, the Company contributes a fixed amount and requires the retiree to fund the remaining cost. In Fiscal 1993, the Company adopted the provisions of SFAS 106. Under SFAS 106, the expected cost of the benefits provided by existing postretirement plans is actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive the benefits. Previously, postretirement benefits expense was recognized when the insurance premiums were incurred. In Fiscal 1993, the accumulated postretirement benefit obligation (APBO) at February 1, 1992 was recognized separately as the cumulative effect of a change in accounting principle resulting in a charge of $1,074 (after related income tax benefit of $716), or $.18 per share. As the Company's contribution is frozen, the change in future health care costs should not materially impact the APBO.

(3)  Based on 6,451,289, 6,210,793, 5,922,511, 5,840,832, and 5,901,548 weighted average shares outstanding and the effect of shares issuable under stock options based on the treasury stock method for fiscal 1996, 1995, 1994, 1993 and 1992, respectively.

(4) Effective October 31, 1992, the Company acquired substantially all of the assets of the Ratelco Manufacturing Division of Ratelco, Inc., a manufacturer of power electronics equipment, for cash and the assumption of certain liabilities. The Company has accounted for the acquisition under the purchase method. The excess of net assets over the purchase price was immaterial.

(5) Effective March 29, 1994, the Company, through its subsidiary, International Power Systems, Inc., acquired for cash, certain assets and assumed specific liabilities of the custom power supply business of ITT PowerSystems Corporation. See notes to consolidated Financial Statements.

(6) Effective January 24, 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois-based manufacturer of electrical components. See notes to consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ECONOMY AND SHIFT IN CUSTOMER DEMAND

     During fiscal 1996 improved economic conditions resulted in higher demand for the Company's standby power products. In the telecommunications market, the continuing shift in customer demand from the flooded battery products was reflected in the growth in sales of Liberty 2000, a premium valve-regulated battery.

     The Company's motive power sales continued to grow, however, the growth rate was less than the growth in the overall market due to selective pricing.

RAW MATERIAL PRICING AND PRODUCTIVITY

     Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of the Company's industrial batteries and, accordingly, represent a significant portion of the Company's materials costs. During fiscal 1996, 1995 and 1994, North American producer prices of lead have been rising, averaging $.44, $.38 and $.32/lb., respectively. The price of lead is currently at its highest level since fiscal 1991.

     The Company has undertaken a long-term cost containment program to maximize manufacturing efficiency and continues as a matter of course to allocate a significant amount of its normal annual capital expenditures to cost containment and productivity improvement projects.

INFLATION

     The Company's costs of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. The Company's ability to pass along inflationary cost increases through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. The Company believes that, over recent years, it generally has been able to offset inflationary cost increases by effective raw materials purchasing programs, price increases of its products, increases in labor productivity and improvements in overall manufacturing efficiency.

RESULTS OF OPERATIONS

     The following table sets forth selected items in the Company's consolidated statements of income as a percentage of sales for the periods indicated.

                                                            FISCAL YEAR
                                                         ----------------

                                                     1996        1995     1994
                                                     ----        ----     ----
     Net sales                                      100.0%      100.0%   100.0%
     Cost of sales                                   76.6        77.2     76.3
                                                    -----       -----    -----

       Gross profit                                  23.4        22.8     23.7

     Selling, general and administrative expenses    11.5        12.4     14.2
     Research and development expenses                2.6         2.7      1.7
                                                    -----       -----    -----

       Operating income                               9.3         7.7      7.8

     Interest expense, net                            0.4         0.6      0.6
     Other expense, net                               0.2         0.1      0.5
                                                    -----       -----    -----

       Income before income taxes                     8.7         7.0      6.7

     Provision for income taxes                       2.9         2.3      2.7
                                                    -----       -----    -----

       Net income                                     5.8%        4.7%     4.0%
                                                    =====       =====    =====

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales for fiscal 1996 increased 21 percent to $242,422,000 from $200,009,000 in fiscal 1995. Fiscal 1996 sales of standby power products, up in virtually every category, increased 18 percent over the prior year resulting from higher unit volumes and slightly higher unit prices. The most significant increases occurred in sales to the domestic and international telecommunications industries. Sales of the Company's Liberty 2000 series product increased 45 percent over the prior year. The combined sales of the Company's International Power Systems, Inc. subsidiary ("IPS") which was formed early in fiscal 1995 to acquire certain assets of ITT PowerSystems Corporation (the "IPS Acquisition") and the switching power supply division of Basler Electric Company purchased as of January 24, 1995 rose 69 percent over fiscal 1995. Approximately 57 percent of this increase was related to the business acquired from the Basler Electric Company. On a company wide basis, domestic and international sales of standby power products and power supplies to the telecommunications market increased 33 percent over fiscal 1995. Sales of motive power products were up 8 percent over the prior year due to slightly higher volumes and prices.

Gross profit for fiscal 1996 increased $11,069,000 or 24 percent to $56,614,000 from $45,545,000 in the prior fiscal year, resulting in a gross margin of 23.4 percent versus 22.8 percent in the prior year. Gross margins increased primarily as a result of higher sales volumes and continued improvements in operating efficiencies partially offset by higher material costs.

Selling, general and administrative expenses decreased to 11.5 percent of sales in fiscal 1996 from 12.4 percent in the prior year as a result of operating leverage generated from the higher sales volume.

Research and development expenses remained proportional to sales as a relative percentage for both fiscal 1996 and fiscal 1995.

Interest expense, net, decreased 13 percent from fiscal 1996 to fiscal 1995 due to lower debt balances, offset by slightly higher effective rates.

Other expense, net, increased $113,000 primarily due to a full year's amortization of capitalized debt cost versus a partial year in fiscal 1995 and lower nonoperating income in fiscal 1996, partially offset by a lower exchange loss in the current year.

As a result of the above, for fiscal 1996, income before income taxes increased $7,218,000 or 52 percent from fiscal 1995 and net income rose 50 percent from fiscal 1995 to $14,044,000 or $2.18 per share.

FISCAL 1995 COMPARED TO FISCAL 1994

     Sales for fiscal 1995 increased 23.5% to $200,009,000 from $162,005,000 in fiscal 1994. Sales of standby power products increased 2.7% over fiscal 1994 resulting almost exclusively from higher unit volumes, as unit prices decreased slightly versus fiscal 1994. Unit growth in the standby power segment emanated from several factors. The telecommunications industry as a whole continued to grow, and the Company successfully increased its penetration of this industry resulting in sales growth to this sector in excess of the sector's overall growth. Sales of the Liberty 2000 series almost doubled versus fiscal 1994. The Company's sales growth was in part offset by two factors which reduced sales by approximately $13,000,000: the completion of the Puerto Rico Electric Power Authority project in fiscal 1994, and significant reduction in round cell sales to a single customer (the Company expects round cell sales will continue to diminish in significance as the Company's business grows over time). Adjusting for these two factors, the Company's standby power sales grew approximately 19.1% over fiscal 1994. Motive power sales of both batteries and chargers increased 16.7% to $66,372,000 in fiscal 1995 from $56,866,000 in fiscal 1994 with higher unit volumes more than offsetting lower prices, as customers' motive power needs increased due to overall economic growth in this sector. In addition, sales increased over fiscal 1994 as a result of the first quarter acquisition of IPS, which increased sales $25,709,000 over the previous year.

     Gross profit for fiscal 1995 increased $7,100,000 to $45,545,000 from $38,445,000 in fiscal 1994, with a gross margin of 22.8%, down from 23.7% in the prior year. Gross profit increases were due primarily to the aforementioned sales increases. The reduction in gross margin results in part from (i) the acquisition of IPS and the related integration expenses, (ii) overhead absorption and volume-related issues emanating from the aforementioned reduction in round cell sales to a single customer, and (iii) fluctuations in the Company's product mix. Gross margins were negatively impacted in the latter part of fiscal 1995 by the overall rise in material prices. This resulted in the Company instituting price increases in the third and fourth quarters of fiscal 1995.

     Selling, general and administrative expenses ("SG&A") increased $1,675,000 to $24,796,000 in fiscal 1995 from $23,121,000 in fiscal 1994. SG&A expenses as a percentage of sales declined to 12.4% in fiscal 1995 from 14.2% in fiscal 1994. Selling expense as a percentage of sales was 10.4% in fiscal 1995, versus 11.3% in fiscal 1994. This reduction was due in part to the lower commission structure attributable to IPS sales and to the operating leverage attributable to the increased direct sales generated by the Company's captive sales personnel (versus commission sales by the independent manufacturer representatives). General and administrative expenses were down 17.1% primarily due to (i) lower compensation expense related to a change in the structure of the Company's stock option plan, and (ii) a reduction in other outside service expenses.

     Research and development expenses increased $2,538,000 to $5,284,000 in fiscal 1995 due primarily to R&D expenditures at IPS.

     Operating income increased 23.0% to $15,465,000 in fiscal 1995 from $12,578,000 in fiscal 1994 as a result of the aggregate of the aforementioned factors.

     Interest expense, net, increased 21.8% to $1,222,000 due to higher effective interest rates.

     Other expense, net, decreased 61.7% to $310,000 due to lower financial services cost, lower foreign exchange expense and higher miscellaneous nonoperating income.

     Income tax expense increased $197,000 due to higher operating income partially offset by a decrease in the deferred tax valuation allowance. This decrease relates to the revaluation of the realization of deferred tax assets due to changes in state tax laws and the stock option compensation deferred tax asset due to increases in the price of the Company's common stock.

     Net income increased $2,970,000 due primarily to the increase in operating income and the acquisition of IPS.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities increased to $14,975,000 in fiscal 1996 compared to $10,066,000 in fiscal 1995. This increase was primarily due to higher current year net income and payables partially offset by increased inventories and a smaller increase in accounts receivables than the prior year. The inventory increase was related to the higher sales volumes and the Company's strategic decision to have more inventory available to meet competitive pressures, coupled with the purchase of inventory related to the business acquired from the Basler Electric Company.

     Net cash used by investing activities decreased $4,067,000 to $10,685,000 in fiscal 1996 from $14,752,000 in fiscal 1995. This decrease was primarily the result of lower acquisition expenditures coupled with the net proceeds from the disposal of property, plant and equipment related to the fourth quarter fiscal 1996 sale of the Company's headquarters building located in Plymouth Meeting, Pennsylvania. The decrease was partially offset by restricted cash related to the Development Authority of Rockdale County Industrial Development Revenue Bonds obtained in fiscal 1996 to finance the Company's expansion of its Conyers, Georgia plant.

     Net cash provided by financing activities decreased to $76,000 in fiscal 1996, a decrease of $2,371,000 from the prior year, which included additional borrowings primarily for the IPS Acquisition. Fiscal 1996 cash provided by financing activities included proceeds from the issuance of 50,000 shares of common stock in a public offering and proceeds from the exercise of stock options during the year, coupled with a repayment in notes receivable from shareholders. These items were partially offset by the purchase of treasury stock.

     On January 26, 1996, the Company's revolving credit facility was increased from $45,000,000 to $65,000,000. The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Fiscal 1996 capital expenditures were incurred primarily to fund new product development, capacity expansion, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1997 capital expenditures are expected to be approximately $17,000,000 for similar purposes.

     The Company has been notified that it is a potentially responsible party and has responded to requests for information relating to various Third Party Facilities (see note 8[B] to the notes to consolidated financial statements).

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the statement of income and certain disclosures regarding the impairment will be made in the financial statements. The Company is evaluating the provisions of SFAS No. 121 and does not anticipate adoption to have a material effect on its financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and net income per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options and similar equity instruments in accordance with Opinion No. 25.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.


                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (A)    DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT ON FORM 10-K:

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 1996 and 1995

            Consolidated Statements of Income for the years ended January 31, 1996, 1995 and 1994

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

     (2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS INCLUDED IN THIS REPORT ON FORM 10-K:

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES for the years ended January 31, 1996, 1995 and 1994

            Report of Independent Accountants on Schedule

            II.    Valuation and Qualifying Accounts

     (3)  EXHIBITS:

            3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-10889).

            3.2    By-laws of the Company, as amended (filed herewith).

            4.1 Financing and Security Agreement dated as of September 26, 1994 among NationsBank, N.A., CoreStates Bank, N.A., National Westminster Bank, NJ and Charter Power Systems, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26,
                   1994); First Amendment thereto dated December 13, 1995 and Second Amendment thereto dated January 26, 1996 (filed herewith).

            4.2 Loan Agreement between Pennsylvania Economic Development Financing Authority ("PEDFA") and the Company and Remarketing Agreement between PNC Securities Corp. ("PNC") and the Company, both dated as of December 1, 1991 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 31, 1992); Reimbursement Agreement dated as of September 1994 among NationsBank, N.A. and Charter Power Systems, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 26, 1994); all relating to the issuance of $1,400,000 principal amount of PEDFA Economic Development Revenue Bonds, 1991 Series D6.

            4.3 Loan Agreement between PEDFA and the Company and Remarketing Agreement between PNC and the Company, both dated as of December 1, 1991 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended January 31, 1992); Reimbursement Agreement dated as of September 1994 among NationsBank, N.A. and Charter Power Systems, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 26, 1994); all relating to the issuance of $1,900,000 principal amount of PEDFA Economic Development Revenue Bonds, 1991 Series B2.

            10.1 Purchase Agreement dated November 27, 1985, among Allied, Allied Canada Inc. and the Company; Amendments thereto dated January 28 and October 8, 1986 (incorporated by reference to
                   Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-10889).

            10.2 Agreement dated December 15, 1986, between the Company and Allied (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-10889).

            10.3 Lease Agreement dated February 15, 1994 by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994).

            10.4 C&D Charter Power Systems, Inc. Savings Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

            10.5 C&D Charter Power Systems, Inc. Pension Plan for Salaried Employees as restated and amended (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (filed herewith).

            10.6 Charter Power Systems, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
                   1995).

            10.7 Employment Agreement dated May 30, 1989, between Alfred Weber ("Weber") and the Company; Option Agreement dated May 30, 1989, between Weber and the Company; Registration Rights Agreement dated May 30, 1989, between Weber and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
                   1995); Amendment Agreement to Option Agreement dated as of July 22, 1990 between Weber and the Company (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991); Second Amendment Agreement dated June 10, 1991 between Weber and the Company (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1991); Third Amendment Agreement dated July 23, 1992 and Fourth Amendment Agreement dated as of January 1, 1993 between Weber and the Company (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

            10.8 Employment Agreement dated January 26, 1990, between Leslie Holden and the Company (incorporated by reference to Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.9 Agreement dated March 28, 1994, between C&D Charter Power Systems, Inc. and AT&T (incorporated by reference to Exhibit
                   10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

            10.10 Employment Agreement dated March 1, 1994 between A. Gordon Goodyear and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit
                   10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.11 Employment Agreement dated April 7, 1992 between George C. Branca and the Company (incorporated by reference to Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.12 Employment Agreement dated April 3, 1995 between Stephen E. Markert, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.13 Employment Agreement dated April 3, 1995 between A. T. (Paul) Kambouroglou and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.14 Employment Agreement dated August 15, 1995 between Stephen Weglarz, Esq. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995).

            21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

            23     Consent of Independent Accountants (filed herewith).

            27     Financial Data Schedule (filed herewith).

            99.1 Additional undertaking in connection with the Company's Registration Statement on Form S-8 No. 33-31978 (filed November 7, 1989), the Company's Registration Statement on Form S-8 No. 33-71390 (filed October 27, 1993) and the Company's Registration Statement on Form S-8 No. 33-86672 (filed November 23, 1994).

The registrant undertakes to furnish the Commission with a copy of certain agreements which are not being filed in accordance with to Item 601
(b)(4)(iii) of Regulation S-K.

     (B) REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHARTER POWER SYSTEMS,
                                                INC.

  April 30, 1996                                By: /s/ Alfred Weber
                                                    -----------------------
                                                        Alfred Weber
                                                        Chairman, President
                                                        and Chief Executive
                                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                        Date
       ---------                        -----                        ----

/s/ Alfred Weber               Chairman, President and         April 30, 1996
- ---------------------------    Chief Executive Officer
    Alfred Weber

/s/ Stephen E. Markert, Jr.    Vice President Finance and      April 30, 1996
- ---------------------------    Treasurer (Principal Financial
    Stephen E. Markert, Jr.    and Accounting Officer)

/s/ George J. Sbordone         Director                        April 30, 1996
- ---------------------------
    George J. Sbordone

/s/ David Beretta              Director                        April 30, 1996
- ---------------------------
    David Beretta

/s/ Glenn M. Feit              Director                        April 30, 1996
- ---------------------------
    Glenn M. Feit

/s/ Merril M. Halpern          Director                        April 30, 1996
- ---------------------------
    Merril M. Halpern

/s/ Jerome L. Katz             Director                        April 30, 1996
- ---------------------------
    Jerome L. Katz

/s/ Warren A. Law              Director                        April 30, 1996
- ---------------------------
    Warren A. Law

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES


                                                            PAGE
                                                            ----
     Report of Independent Accountants...................    F-2

     Consolidated Balance Sheets as of
      January 31, 1996 and 1995..........................    F-3

     Consolidated Statements of Income
      for the years ended January 31, 1996,
      1995 and 1994......................................    F-4

     Consolidated Statements of
      Stockholders' Equity for the years
      ended January 31, 1996, 1995 and 1994..............    F-5

     Consolidated Statements of Cash Flows
      for the years ended January 31, 1996,
      1995 and 1994......................................    F-6

     Notes to Consolidated Financial Statements..........    F-8


FINANCIAL STATEMENT SCHEDULE
  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES

  For the years ended January 31, 1996, 1995 and 1994

     Report of Independent Accountants on Schedule.......    S-1

     Schedule II.  Valuation and Qualifying Accounts.....    S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Charter Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Charter Power Systems, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charter Power Systems, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 22, 1996

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  JANUARY 31,
                            (DOLLARS IN THOUSANDS)

                                                             1996       1995
                                                             ----       ----
  ASSETS

  Current assets:
      Cash and cash equivalents                            $  5,472   $  1,097
      Restricted cash and cash equivalents                    5,402         75
      Accounts receivable, less allowance for doubtful
       accounts of $1,421 in 1996 and $1,404 in 1995         31,855     30,253
      Inventories                                            35,227     26,869
      Deferred income taxes                                   6,235      5,231
      Other current assets                                    1,367        553
                                                            -------    -------
         Total current assets                                85,558     64,078

  Property, plant and equipment, net                         39,375     40,059
  Intangible and other assets, net                            3,287      5,314
  Goodwill, net                                               2,607      2,686
                                                            -------    -------
         Total assets                                      $130,827   $112,137
                                                            =======    =======
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Current portion of long-term debt                    $    200   $  3,670
      Accounts payable                                       19,008     15,601
      Accrued liabilities                                    13,513     13,994
      Other current liabilities                               2,535      3,067
                                                            -------    -------
         Total current liabilities                           35,256     36,332

  Deferred income taxes                                       2,750      3,552
  Long-term debt                                             15,417     14,183
  Other liabilities                                           8,478      6,348
                                                            -------    -------
         Total liabilities                                   61,901     60,415
                                                            -------    -------
  Commitments and contingencies

  Stockholders' equity:
      Common stock, $.01 par value, 10,000,000 shares
       authorized; 6,326,176 and 5,971,041 shares issued
       in 1996 and 1995, respectively                            63         60
      Additional paid-in capital                             36,283     32,053
      Minimum pension liability adjustment                     (760)         -
      Treasury stock, at cost, 57,400 shares                 (1,304)         -
      Notes receivable from stockholders                          -     (1,656)
      Retained earnings                                      34,644     21,265
                                                            -------    -------
         Total stockholders' equity                          68,926     51,722
                                                            -------    -------
         Total liabilities and stockholders' equity        $130,827   $112,137
                                                            =======    =======

                See notes to consolidated financial statements.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED JANUARY 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1996        1995        1994
                                                        ----        ----        ----
      Net sales                                       $242,422    $200,009    $162,005
      Cost of sales                                    185,808     154,464     123,560
                                                       -------     -------     -------
           Gross profit                                 56,614      45,545      38,445

      Selling, general and administrative expenses      27,781      24,796      23,121
      Research and development expenses                  6,196       5,284       2,746
                                                       -------     -------     -------
           Operating income                             22,637      15,465      12,578

      Interest expense, net                              1,063       1,222       1,003
      Other expense, net                                   423         310         809
                                                       -------     -------     -------
           Income before income taxes                   21,151      13,933      10,766

      Provision for income taxes                         7,107       4,556       4,359
                                                       -------     -------     -------
           Net income                                 $ 14,044    $  9,377    $  6,407
                                                       =======     =======     =======

      Net income per common and common
       equivalent share:

           Primary                                    $   2.18    $   1.51    $   1.08

           Assuming full dilution                     $   2.18    $   1.50    $   1.08

                See notes to consolidated financial statements.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Minimum                        Notes
                                   Common Stock    Additional    Pension     Treasury Stock   Receivable                Total
                                   ------------      Paid-In     Liability   --------------      From      Retained  Stockholders'
                                  Shares    Amount   Capital    Adjustment   Shares   Amount  Stockholders  Earnings    Equity
                                  ------    ------   -------    ----------   ------   ------  ------------  --------  ------------
Balance as of January 31, 1993   5,775,291   $58     $28,088                                    $(1,769)    $6,769     $33,146
Net income                                                                                                   6,407       6,407
Dividends to stockholders,
 $.11 per share                                                                                               (637)       (637)
Stock option compensation                              1,492                                                             1,492
Amortization of discount on
 stockholder notes                                                                                  (49)                   (49)
Tax effect relating to
 stock options exercised                                  32                                                                32
Principal payments on stock-
 holder notes                                                                                       162                    162
Stock options exercised             62,125               478                                                               478
                                 ---------    --      ------      ------     ------   ------     ------     ------      ------
Balance as of January 31, 1994   5,837,416    58      30,090                                     (1,656)    12,539      41,031

Net income                                                                                                   9,377       9,377
Dividends to stockholders,
 $.11 per share                                                                                               (651)       (651)
Stock option compensation                                717                                                               717
Tax effect relating to stock
 options exercised                                       141                                                               141
Stock options exercised            133,625     2       1,105                                                             1,107
                                 ---------    --      ------      ------     ------   ------     ------     ------      ------
Balance as of January 31, 1995   5,971,041    60      32,053                                     (1,656)    21,265      51,722

Net income                                                                                                  14,044      14,044
Dividends to stockholders,
 $.11 per share                                                                                               (665)       (665)
Tax effect relating to stock
 options exercised                                     1,426                                                             1,426
Principal payments on stock-
 holder notes                                                                                     1,656                  1,656
Minimum pension liability
 adjustment                                                       $(760)                                                  (760)
Purchase of common stock                                                    (57,400) $(1,304)                           (1,304)
Issuance of common stock            50,000               667                                                               667
Stock options exercised            305,135     3       2,137                                                             2,140
                                 ---------    --      ------        ---      ------   -----      ------     ------      ------
Balance as of January 31, 1996   6,326,176   $63     $36,283      $(760)    (57,400) $(1,304)       -      $34,644     $68,926
                                 =========    ==      ======       ====      ======   ======     ======     ======      ======



                See notes to consolidated financial statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                                       1996               1995*          1994*
                                                       ----               ----           ----
Cash flows provided (used) by operating activities:
 Net income                                         $ 14,044           $  9,377       $  6,407
 Adjustments to reconcile net income to net
  cash provided by operating activities :
  Depreciation and amortization                        6,109              6,892          7,460
  Deferred income taxes                               (1,237)               (43)          (477)
  Loss (gain) on disposal of assets                      428               (175)           222
  Stock option compensation                               -                 717          1,445
  Changes in:
     Accounts receivable                              (1,570)            (8,548)         2,658
     Inventories                                      (8,341)             1,560         (1,319)
     Other current assets                                (56)              (115)           153
     Accounts payable                                  3,405              2,008            290
     Accrued liabilities                               1,600                922          1,752
     Income taxes payable                                670             (1,282)           888
     Other current liabilities                          (794)            (2,372)        (3,770)
     Other liabilities                                 1,143              1,313            232
  Other, net                                            (426)              (188)           307
                                                      ------             ------         ------
Net cash provided by operating activities             14,975             10,066         16,248
                                                      ------             ------         ------
Cash flows provided (used) by investing activities:
  Acquisition of businesses, net                          -              (8,038)            -
  Acquisition of property, plant and equipment        (7,937)            (7,650)        (3,611)
  Proceeds from disposal of property,
   plant and equipment                                 2,579                551             92
  Change in restricted cash                           (5,327)               385            141
                                                      ------             ------        -------
Net cash used by investing activities                (10,685)           (14,752)        (3,378)
                                                     --------           -------        -------
Cash flows provided (used) by financing activities:
  Repayment of long-term debt                         (8,669)           (18,956)       (10,636)
  Proceeds from new borrowings                         6,500             21,414             -
  Financing costs of long-term debt                     (257)              (471)           (25)
  Repayment of notes receivable from stockholders      1,656                 -             162
  Proceeds from issuance of common stock, net          2,807              1,107            478
  Purchase of treasury stock                          (1,304)                -              -
  Payment of common stock dividends                     (657)              (647)          (635)
                                                     -------            -------        -------
Net cash provided (used) by financing activities          76              2,447        (10,656)
                                                     -------            -------        -------
Effect of exchange rate changes on cash                    9                (25)           (15)
                                                     -------            -------        -------
Increase (decrease) in cash and cash equivalents       4,375             (2,264)         2,199
Cash and cash equivalents at beginning of year         1,097              3,361          1,162
                                                     -------             ------        -------
Cash and cash equivalents at end of year            $  5,472           $  1,097       $  3,361
                                                     =======             ======        =======
* Reclassified for comparative purposes

                See notes to consolidated financial statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                         1996      1995      1994
                                         ----      ----      ----

  SUPPLEMENTAL CASH FLOW DISCLOSURES

  Cash paid during the year for:

     Interest paid, net                $1,419    $1,291    $1,286

     Income taxes paid                 $7,674    $5,880    $3,947


  SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Liabilities assumed in acquisitions       -    $3,468         -

  Dividends declared but not paid      $  172    $  164    $  160


                See notes to consolidated financial statements.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:

     Charter Power Systems, Inc. was incorporated in November 1985. The Company manufactures battery power systems and their components for commercial, industrial and government use in the North American and export standby power and motive power markets. The Company also manufactures embedded high frequency switching power supplies for use in telecommunication equipment, advanced office electronics and sophisticated computer systems. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation (Allied) (the Acquisition).

     The consolidated financial statements include the accounts of Charter Power Systems, Inc. and its wholly owned subsidiaries (collectively the Company). All significant intercompany accounts and transactions have been eliminated.

     ACCOUNTING ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Transaction gains (losses) included in income for the years ended January 31, 1996, 1995 and 1994 were not material.

     DERIVATIVE FINANCIAL INSTRUMENTS:

     Derivative financial instruments are utilized by the Company to reduce foreign exchange and interest rate risks. The Company has established a control environment which includes polices and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue financial instruments for trading purposes and it prohibits the use of derivatives for speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged.

     The Company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flows denominated in foreign currencies, primarily the Canadian dollar. Gains and losses were not material in any year.

     The Company uses an interest rate swap agreement to reduce the impact of interest rate changes on its debt. The interest rate swap agreement involves the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount (see Note 5).

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $4,761 and $3,127 at January 31, 1996 and 1995, respectively.

     INVENTORIES:

     Inventories are stated at the lower of cost or net realizable value. Cost is generally determined by the last-in, first-out (LIFO) method for financial statement and federal income tax purposes.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment acquired as of the Acquisition is recorded at the then fair value. Property, plant and equipment acquired subsequent to the Acquisition is recorded at cost or fair market value if part of an acquisition. Plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company's policy is to capitalize interest during the period of construction.

     The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, generally five years, using the straight-line method.

     INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets, net, includes assets acquired resulting from business acquisitions and are being amortized on the straight-line method over their estimated periods of benefit. Accumulated amortization as of January 31, 1996 and 1995 was $946 and $731, respectively.

     GOODWILL:

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and cash flows. The Company believes that no impairment of goodwill existed at January 31, 1996. Accumulated amortization as of January 31, 1996 and 1995 was $830 and $741, respectively.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ACCRUED LIABILITIES:

     Included in accrued liabilities as of January 31, 1996 and 1995 are $2,216 and $2,103 of accrued vacation, $1,642 and $1,791 of accrued sales commissions and $2,675 and $1,612 of accrued workers compensation insurance, respectively.

     OTHER LIABILITIES:

     The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $2,007 and $1,880 are included in other current liabilities and $4,234 and $2,985 are included in other liabilities as of January 31, 1996 and 1995, respectively.

     INCOME TAXES:

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

     NET INCOME PER SHARE:

     Net income per common and common equivalent share for the years ended January 31, 1996, 1995 and 1994 are based on the weighted average number of shares of Common Stock outstanding and the effect of shares issuable under stock options based on the treasury stock method. Fully diluted earnings per share reflects dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Weighted average common and common equivalent shares were as follows:

                                              January 31,
                                   -----------------------------------
                                     1996         1995         1994
                                     ----         ----         ----

               Primary             6,451,289    6,210,793    5,922,511
               Fully diluted       6,455,467    6,256,066    5,948,966

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED:

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the statement of income and certain disclosures regarding the impairment will be made in the financial statements. The Company is evaluating the provisions of SFAS No. 121 and does not anticipate adoption to have a material effect on its financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and net income per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options and similar equity instruments in accordance with Opinion No. 25.

2.   RESTRICTED CASH AND CASH EQUIVALENTS

     At January 31, 1996, the Company had debt proceeds of $5,402 which were available solely for the acquisition and installation of equipment at the Company's existing industrial battery manufacturing facility located in Conyers, Georgia (see Note 5).

     At January 31, 1995, the Company had $75 which was available solely for the payment of certain warranty claims which arose from the sale of product on or before the effective date of a previous acquisition. The balance remaining after satisfaction of these claims was returned to the seller.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________



3.   INVENTORIES

     Inventories consisted of the following:

                                                       January 31,
                                                   ------------------

                                                   1996          1995
                                                   ----          ----
           Raw materials                         $14,033       $ 9,780
           Work-in-progress                        9,357         7,893
           Finished goods                         11,837         9,196
                                                 -------        ------
                                                 $35,227       $26,869
                                                 =======       =======

     If the first-in, first-out (FIFO) method of inventory accounting had been used (which approximates current cost), inventories would have been $3,205 and $3,308 higher than reported as of January 31, 1996 and 1995, respectively.


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, consisted of the following:

                                                       January 31,
                                                   -----------------

                                                   1996         1995
                                                   ----         ----
           Land                                  $   487      $   804
           Buildings and improvements             16,281       19,284
           Furniture, fixtures and equipment      63,617       59,446
           Construction in progress                3,950        1,349
                                                 -------      -------
                                                  84,335       80,883
           Less:
            Accumulated depreciation              44,960       40,824
                                                 -------      -------
                                                 $39,375      $40,059
                                                 =======      =======

     For the years ended January 31, 1996, 1995 and 1994, depreciation charged to operations amounted to $5,555, $6,597 and $7,144; maintenance and repair costs expensed totaled $5,939, $5,665 and $4,587; and interest capitalized amounted to $60, $87 and $50, respectively.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


5.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                   January 31,
                                                                   -----------

                                                                 1996      1995
                                                                 ----      ----
     Revolving credit facility (Revolving Credit);
maximum commitment of $65,000 and $45,000 at
January 31, 1996 and 1995, respectively; bearing
interest at Prime or LIBOR plus 1.25%                               -         -

     Term loan (Term Loan); original amount
of $15,000, bearing interest at Prime or LIBOR plus
1.45%, principal payable in equal quarterly payments
of $750 which commenced on December 1, 1994
(effective rate on a weighted average basis, 7.05% and
7.37% as of January 31, 1996 and 1995, respectively)           $ 6,250   $13,500

     Pennsylvania Economic Development Financing
Authority (PEDFA) Taxable Development Revenue Bonds,
1991 Series B2, supported by a letter of credit, bearing
interest at a rate set on a weekly basis which approximates
the commercial paper rate (effective rate on a weighted
average basis, 5.60% as of January 31, 1996 and 4.85%
as of January 31, 1995), principal payable in monthly install-
ments of $8 from December 1993 through November 1999
and of $108 from December 1999 through November 2000             1,684     1,784

     PEDFA Economic Development Revenue Bonds,
1991 Series D6, supported by a letter of credit, bearing
interest at a rate set on a weekly basis which approximates
the commercial paper rate (effective rate on a weighted
average basis, 3.55% as of January 31, 1996 and 3.41%
as of January 31, 1995), principal  payable in monthly
installments of $8 from December 1993 through November
1999 and of $67 from December 1999 through November 2000         1,183     1,283

     Development Authority of Rockdale County Industrial
Development Revenue Bonds, Series 1995, (Georgia Bonds),
supported by a letter of credit (Georgia L/C), bearing interest at a rate set on a weekly basis which approximates tax exempt
A+ rated debt securities (effective rate on weighted average basis, 3.45% as of January 31, 1996), principal payable at
maturity December 1, 2005                                        6,500        -

     Capital lease obligations, bearing interest ranging
from 12.71% to 13.27%                                               -        161

     Amount due to former owner of acquired business,
noninterest bearing, payable in various amounts through
July 1995                                                           -      1,125
                                                                ------   -------
                                                                15,617    17,853

     Less current portion                                          200     3,670
                                                                ------   -------
                                                               $15,417   $14,183
                                                                ======   =======

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


5.   LONG-TERM DEBT (CONTINUED)

     On September 26, 1994 the Company entered into a three-bank credit facility consisting of a $45,000 revolving credit facility and a $15,000 term loan. The bank group consists of NationsBank, NA, National Westminster Bank, New Jersey and CoreStates Bank N.A. (The Lenders). On January 26, 1996 the Revolving Credit facility was increased from $45,000 to $65,000.

     The Revolving Credit is a three-year facility with two one-year extension options subject to The Lenders' approval or the facility may be converted to a three-year converted term loan (Converted Loan) at the Company's discretion at any maturity date. On January 26, 1996 the Company exercised its first option and extended the facility from three to four years. The Company has the right to use up to $8,000 of the availability under the Revolving Credit to provide for the issuance of letters of credit, including the letters of credit covering the $2,900 PEDFA loans (The PEDFA L/C), for the account of the Company. The Georgia L/C was issued independent of the Revolving Credit and does not impair the $8,000 availability. At January 31, 1996, $6,575 was outstanding under the Georgia L/C. The aggregate value of the letters of credit outstanding was $11,477 and $5,108 at January 31, 1996 and 1995, respectively. The availability under the Revolving Credit was $53,523 and $39,892 at January 31, 1996 and 1995, respectively. A letter of credit fee of between 1.00% and 1.25% per annum on the aggregate face amount of any outstanding letters of credit is payable quarterly. A commitment fee of 0.25% per annum on the amount of remaining availability is payable quarterly.

     The interest rates are based on a financial coverage ratio. As of January 31, 1996 the lowest rate available under the facility was in effect. The available interest rates under the current agreement are in the following ranges; Prime to Prime plus 0.75% or LIBOR plus 1.25% to LIBOR plus 1.75% on the Revolving Credit; Prime to Prime plus 0.75% or LIBOR plus 1.45% to LIBOR plus 2.00% on all Term Loans; Prime plus 0.25% to Prime plus 1.00% or LIBOR plus 1.70% to LIBOR plus 2.25% on all Converted Loans.

     The maximum aggregate amounts of loans outstanding under the Revolving Credit were $7,237, $14,000, and $8,816 during the years ended January 31, 1996, 1995 and 1994, respectively. For those years, the outstanding loans (excluding the PEDFA L/C guarantees) under the Revolving Credit computed on a monthly basis averaged $2,204, $6,808, and $5,213 at a weighted average interest rate of 8.53%, 7.33% and 5.26%, respectively.

     Short-term debt of $3,000 under the Term Loan has been classified as long-term because of the Company's intent to renew the borrowing using an available long-term revolving credit facility.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


5.   LONG-TERM DEBT (CONTINUED)

     On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of our floating rate debt at 7.26% and expires on December 20, 2002. At January 31, 1996 the estimated fair value of this interest rate swap agreement is not material. The ultimate amounts paid or received under this agreement, however, depends on future interest rates. The estimates of fair value are based on market prices or current rates offered for debt and swaps with similar terms and maturities.

     The Revolving Credit and Term Loan are collateralized by liens upon substantially all the Company's assets. The agreement contains certain restrictive covenants, including certain cash flow and financial ratio requirements and a restriction on capital expenditures. The agreement permits payment of dividends on the Company's Common Stock so long as there is no default under the agreement.

     The PEDFA bonds are subject to mandatory redemption upon the occurrence of certain events, including the termination of the PEDFA L/C. The tax exempt bonds are subject to mandatory redemption if they lose their tax exempt status.

     The Company was in compliance with its lending agreement covenants at January 31, 1996 and 1995, respectively.

     As of January 31, 1996, the required minimum annual principal reduction of long-term debt for each of the next five years is as follows:

                          1997         $   200
                          1998             200
                          1999           6,450
                          2000             517
                          2001           1,750
                          Thereafter     6,500
                                        ------
                                       $15,617
                                        ======

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


6.   STOCKHOLDERS' EQUITY

     (A)  STOCK OPTION PLAN:

     The Company has a stock option plan, under which options to purchase a total of 939,750 shares of Common Stock were authorized to be granted to eligible employees. Options are to be granted at no less than 100% of the fair market value on the date of grant in the case of incentive stock options and at such price as the Compensation Committee of the Board of Directors deems appropriate in the case of nonqualified stock options for terms expiring no more than ten years and one day after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted.

     A summary of stock option activity related to the Company's plan is as follows:

                                     Beginning      Granted       Exercised   Canceled      Ending
                                      Balance        During         During     During       Balance
                                    Outstanding       Year           Year       Year      Outstanding   Exercisable
                                    -----------      -----          -----       -----     -----------   -----------
Year ended January 31, 1996
Number of shares                      403,600           -           94,125        7,675      301,800      187,300
Average option price per share          $9.96           -            $9.20       $10.39       $10.19        $9.06

Year ended January 31, 1995
Number of shares                      306,625        266,350       133,625       35,750      403,600      155,125
Average option price per share          $7.58         $12.36         $8.28       $13.69        $9.96        $6.69

Year ended January 31, 1994
Number of shares                      355,250         37,000        62,125       23,500      306,625      232,625
Average option price per share          $7.40          $9.89         $7.71        $8.13        $7.58        $7.65

     There were 284,895 and 277,220 shares available for future grants of options as of January 31, 1996 and 1995, respectively.

     (B)  GRANT OF OPTIONS:

     In June, 1988 and May, 1989, the Company granted options to purchase 237,386 and 110,000 shares, respectively, of Common Stock to certain executives for terms expiring April 30, 1993 and 1994, respectively, at $6.04 per share.
In June, 1991: (i) a certain executive vested in his options to purchase 26,376 shares of common stock; and (ii) the agreements regarding the remaining options were amended whereby certain vesting criteria were eliminated and the expiration dates changed, so that these options vested on April 30, 1994 and would expire on October 31, 1995 and April 30, 1996 for options to purchase 211,010 and 110,000 shares, respectively. During the year ended January 31, 1994, the option to purchase 26,376 shares expired prior to exercise. During the year ended January 31, 1996 the option to purchase 211,010 shares was exercised. The Company has recorded compensation expense related to these options of $0, $66 and $265 in the years ended January 31, 1996, 1995 and 1994, respectively.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  __________


7.   INCOME TAXES

     The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                      January 31,
                                            -------------------------------

                                            1996        1995          1994
                                            ----        ----          ----
     Currently payable:
             Federal                      $ 7,156      $3,888        $4,019
             State                          1,068         616           748
             Foreign Sales Corporation        120          95            69
                                            -----       -----         -----
                                            8,344       4,599         4,836
                                            -----       -----         -----

     Deferred:
             Federal                       (1,052)        437          (182)
             State                           (185)       (480)         (295)
                                           ------       -----         -----
                                           (1,237)        (43)         (477)
                                           ------       -----         -----
                                          $ 7,107      $4,556        $4,359
                                           ======      ======        ======

     The components of the deferred tax asset and liability as of January 31, 1996 and 1995 were as follows:

                                                       1996              1995
                                                       ----              ----
Deferred tax asset:
   Vacation and compensation accruals                $3,686            $3,064
   Restructuring reserves                               297               251
   Postretirement benefits                              716               688
   Warranty reserves                                  2,490             1,785
   Bad debt, inventory and return allowances            961               990
   Environmental reserves                               502               528
   Other accruals                                       822               552
   Valuation allowance                                    -              (792)
                                                     ------            ------
   Total deferred tax asset                           9,474             7,066
                                                     ------            ------

Deferred liability:
   Depreciation and amortization                     (5,049)           (4,700)
   Pension obligation                                  (740)             (487)
   Other                                               (200)             (200)
                                                     ------            ------
   Total deferred liabilities                        (5,989)           (5,387)
                                                     ------            ------

   Net deferred tax asset                            $3,485            $1,679
                                                      =====             =====

     The decrease in the valuation allowance of $792 and $671 during the years ended January 31, 1996 and 1995 relates to the revaluation of the realization of deferred tax assets related to state income taxes due to changes in state tax laws of $0 and $443 and to revaluation of the stock option compensation deferred tax asset due to increases in the price of the Company's common stock of $792 and $228, respectively.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  __________


7.   INCOME TAXES (CONTINUED)


     Reconciliations of the provisions for income taxes at the U. S. Federal statutory rate to the effective tax rates for the years ended January 31, 1996, 1995 and 1994, respectively, are as follows:

                                                   January 31,
                                             -----------------------

                                             1996      1995    1994
                                             ----      ----    ----
     U.S. statutory income tax              $7,403   $4,777   $3,668
     State tax, net of federal
      income tax benefit                       574      401      453
     Reduction in valuation allowance         (792)    (671)       -
     Stock option compensation                   -       23      276
     Foreign sales corporation                (150)    (119)    (128)
     Other                                      72      145       90
                                            ------   ------   ------
                                            $7,107   $4,556   $4,359
                                            ======   ======   ======

8.   COMMITMENTS AND CONTINGENCIES

     (A)  OPERATING LEASES:

     The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 1996, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

                                       1997          $1,172
                                       1998           1,034
                                       1999             959
                                       2000             903
                                       2001             802
                                       Thereafter     4,726
                                                      -----
                                                     $9,596
                                                      =====

     Total rent expense for all operating leases for the years ended January 31, 1996, 1995 and 1994 was $1,800, $1,512 and $1,086, respectively.

     (B)  CONTINGENT LIABILITIES:

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

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    _______


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used or generated in the conduct of the Company's business, the Company may be held liable for the damage and be required to pay the cost of remedying the same, and the amount of any such liability might be material to the results of operations or financial condition. However, under the terms of the purchase agreement with Allied for the Acquisition of the Company (the Acquisition Agreement), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the
EPA) in connection with investigations of the source and extent of contamination at several lead smelting facilities (the Third Party Facilities) to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company, with the concurrence of Allied, entered into an agreement with other potentially responsible parties
(PRPs) relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries (NL), facility in Pedricktown, New Jersey (the NL Site), which agreement provides for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the Tonolli Site), was completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next three to five years.

     The Company has responded to requests for information from the EPA with regard to three other Third Party Facilities, one in September 1991, one (the Chicago Site) in October 1991 and the third (the ILCO Site) in October 1993. Of the three sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    _______


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. However, on October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site. Based on currently available information, however, the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, the majority of which is expected to be paid over the next three to five years.

     Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated costs of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved, the majority of which is expected to be paid over the next two to five years.

     Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's financial condition or results of operations.

     (C)  PURCHASE COMMITMENTS:

     The Company has long-term relationships pertaining to the purchase of certain raw materials with various suppliers through December 31, 1996. These purchase commitments are not expected to exceed usage requirements.


9.   MAJOR CUSTOMER

     A single United States customer accounted for 11.4%, 9.9% and 13.8% of net sales for the years ended January 31, 1996, 1995 and 1994, respectively.


10.  CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to potential concentration of credit risk consist principally of trade receivables and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Except as discussed in Note 9, concentrations of credit risk with respect to trade receivables is limited by a large customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, in certain circumstances.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. The carrying value of long term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms, maturity and tax exempt status.


12.  RELATED PARTY TRANSACTIONS

     In connection with the Acquisition, the Company entered into a consulting agreement with an affiliate of certain of the Company's major stockholders. Effective January 1, 1992, the agreement was amended to eliminate the Company's obligation to pay regular periodic consulting fees and to substitute therefore an obligation to pay certain fees in connection with potential acquisitions by the Company. The agreement was terminated on November 1, 1995. For the years ended January 31, 1996, 1995 and 1994 the Company paid $0, $80 and $20, respectively.

     In May 1988, the Company entered into an agreement with a former executive providing for (i) the purchase of 316,515 shares of Common Stock at $4.20 a share, payable in cash in the amount of $.01 a share and the balance of $4.19 a share in a noninterest bearing note and (ii) the grant of certain options (see
Note 6). The note matured on October 31, 1995 and was repaid. For financial reporting purposes, the note was discounted to present value as of the date of issuance.

     In May 1989, the Company entered into an agreement with another executive providing for (i) the purchase of 60,000 shares of Common Stock at $5.50 a share, payable in cash in the amount of $.01 a share and an interest bearing note at 12.5% (6.0% per annum effective July 1, 1992) maturing April 30, 1998 (subject to acceleration under certain circumstances), and (ii) the grant of certain options (see Note 6). This note was repaid in the current year.

     The statements of income for the years ended January 31, 1996, 1995 and 1994 include executive contracts expenses of $0, $66 and $265, respectively.

     The Company had a consulting agreement with a firm of which one of the former executives is the sole stockholder and chief executive officer, under which the firm agreed to provide business consulting services to the Company. The agreement terminated on April 30, 1994 and provided for an annual consulting fee under which the Company paid $25 and $100 for the years ended January 31, 1995 and 1994, respectively.


13.  EMPLOYEE BENEFIT PLANS

     (A) The Company has various noncontributory defined benefit pension plans, which cover substantially all employees.

     The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions than those used for financial reporting purposes. Pension benefits for the Company's defined benefit plans are generally based on employee's years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table represents the funded status of the Company's plans and amounts included in the Company's balance sheets:

                                     January 31, 1996     January 31, 1995
                                     ----------------     ----------------

                                           Under-        Over-        Under-
                                           funded        funded       funded
                                           Plans         Plans        Plans
                                           -----         -----        -----
Actuarial present value
 of benefit obligations:

Vested benefit obligation                 $23,225       $2,965       $14,492
                                          =======       ======       =======

Accumulated benefit
 obligation                               $24,699       $3,253       $15,422
                                          =======       ======       =======

Projected benefit
 obligation                               $28,726       $3,253       $17,958
Plan assets at fair value                  25,423        3,295        16,998
                                           ------        -----        ------
Projected benefit obligation
 (in excess of) less than plan assets      (3,303)          42          (960)
Unrecognized net loss                       3,659          998           912
Prior service cost not yet recognized
 in net periodic pension cost                  (2)          14           (16)
Adjustment required to recognize
 minimum liability                         (1,341)          -             -
                                           ------        -----        ------
(Accrued) prepaid pension cost            $  (987)      $1,054       $   (64)
                                           ======        =====        ======

     The provisions of SFAS No. 87, "Employers Accounting for Pensions," require the recognition of an additional minimum liability for each defined pension plan for which the accumulated benefit obligation exceeds plan assets. The reduction of the benefit obligation discount rate from 9.25% to 7.25% increased the accumulated benefit obligation at January 31, 1996. Accordingly, the Company has recorded an additional long-term liability of $1,341 with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost of $12, the balance of $760, net of tax benefits, is reported as a separate reduction of stockholders' equity at January 31, 1996.

     For the years ended January 31, 1996, 1995 and 1994, the actuarially computed net pension expense included the following components:

                                             1996          1995         1994
                                             ----          ----         ----
Service cost                              $   733       $   864      $   783
Interest cost                               1,906         1,794        1,675
Actual return on plan assets               (6,216)          116       (1,997)
Net amortization and deferrals              4,506        (1,858)         248
                                           ------        ------       ------
Net pension expense                       $   929       $   916      $   709
                                           ======        ======       ======

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     Actuarial assumptions used in accounting for the plans for the years ended January 31, 1996, 1995 and 1994 were as follows:

                                        1996          1995         1994
                                        ----          ----         ----
Discount rate:
 Pension expense                       9.25%         7.675%       8.25%
 Benefits obligations                  7.25%          9.25%      7.675%
Rates of increase in
 compensation levels               4.6% to 8.6%  4.6% to 8.6%  4.6 to 8.6%
Expected long-term rate
 of return on assets                   8.75%          8.75%        9.0%

     (B) The Company provides certain health care and life insurance benefits for retired employees who meet certain service requirements under a frozen plan (the Plan). Under the Plan, the Company contributes a fixed amount and requires the retiree to fund the remaining cost. As the Company's contribution is frozen, the change in future health care costs should not materially impact the APBO.

     The components of postretirement benefit expense follow:

                                       1996         1995        1994
                                       ----         ----        ----
Service cost of benefits earned        $ 49         $ 63        $ 62
Interest cost on liability              111          119         127
Net amortization                        (37)          -           -
                                        ---          ---         ---
Postretirement benefit costs           $123         $182        $189
                                        ===          ===         ===

     The following table sets forth the Plan's postretirement benefit liability as of January 31, 1996 and 1995:

                                                         1996     1995
                                                         ----     ----
Accumulated postretirement benefit obligation:

      Current retirees                                 $  638   $  731
      Fully eligible actives                              602      503
      Other actives                                       270      212
                                                       ------   ------
Total accumulated postretirement benefit obligation     1,510    1,446

Unrecognized net gain                                    (279)    (325)
                                                       ------   ------
Accrued postretirement benefit liability              $ 1,789  $ 1,771
                                                       ======   ======

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.25% and 9.25% for the years ended January 31, 1996 and 1995, respectively.

     (C) All employees not covered by collective bargaining agreements are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plan are based on specified percentages of employee contributions. The Company's cost was $633, $526 and $366 for the years ended January 31, 1996, 1995 and 1994, respectively.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


14.  ACQUISITIONS

     (A) Effective March 29, 1994, the Company, through its subsidiary, International Power Systems, Inc., (IPS) acquired for cash, certain assets and assumed specific liabilities of the custom power supply business of ITT PowerSystems Corporation.

     The acquisition was recorded using the purchase method of accounting and the net purchase price of $5,966 approximated the fair value of the net assets acquired. The results of operations of this acquisition are included in the Company's consolidated financial statements from the date of acquisition.

     The following unaudited pro forma financial information combines the consolidated results of operations as if the custom power supply business of ITT PowerSystems Corporation had been acquired as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact.

                                                  January 31,
                                              -------------------
                                             1995           1994
                                             ----           ----
     Net sales                             $204,505       $190,887

     Net income                            $  9,495       $  6,830
     Net income per common share
      on a fully diluted basis             $   1.52       $   1.15

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

     (B) Effective January 24, 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois-based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

     The acquisition was recorded using the purchase method of accounting and the net purchase price of $3,197, of which $1,125 was included in current portion of long-term debt at January 31, 1995, approximated the fair value of the net assets acquired. The results of operations of this acquisition are included in the Company's consolidated financial statements from the date of acquisition and are not material in relation to the Company's consolidated financial statements.


15.  SUBSEQUENT EVENTS

     Effective February 22, 1996, the Company's wholly owned subsidiary, IPS, acquired substantially all the assets of LH Research, Inc., a producer and marketer of standard power supply systems for the electronics industry. In consideration of the assets acquired, the Company assumed certain specified contracts to which LH Research, Inc. was a party and paid cash of approximately $4,100.

                 CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ________


15.  SUBSEQUENT EVENTS (CONTINUED)

     Effective March 12, 1996, the Company acquired from Burr-Brown Corporation, for approximately $15,400 subject to certain adjustments, its entire interest in Power Convertibles Corporation (PCC) consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock and acquired or repaid the indebtedness of PCC. The Company funded the acquisition using its existing credit facilities. PCC produces battery chargers for cellular phones and DC to DC converters used in communications, computer, medical, industrial and instrumentation markets.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended January 31, 1996 and 1995 follow:

                                     First    Second   Third    Fourth
                                     Quarter  Quarter  Quarter  Quarter
                                     -------  -------  -------  -------
     For the year ended
     January 31, 1996:

     Net sales                       $58,777  $63,381  $61,456  $58,808
     Gross profit                     13,792   15,324   14,744   12,754
     Operating income                  5,134    6,495    6,124    4,884
     Net income                        3,175    3,930    3,896    3,043
     Net income per share            $   .50  $   .61  $   .60  $   .47

     For the year ended
     January 31, 1995:

     Net sales                       $42,644  $47,619  $54,617  $55,129
     Gross profit                     10,365   10,963   12,893   11,324
     Operating income                  3,762    3,801    4,610    3,292
     Net income                        2,008    2,170    2,751    2,448
     Net income per share            $   .33  $   .35  $   .44  $   .38

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders of Charter Power Systems, Inc.

Our report on the consolidated financial statements of Charter Power Systems, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 22, 1996

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



                                                            Additions
                                                            Charged      Additions                Balance
                                           Balance at       (Credited)    Charged                  at
                                           Beginning        to Costs &    to Other                End of
                                           of Period        Expenses    Accounts(b)  Deductions   Period
                                           ---------        ---------   -----------  -----------  -------
Deducted From Assets
- --------------------

 Allowance for Doubtful Accounts:
Year ended January 31, 1996                 $1,404          $ 136         $ -        $  119 (a)     $1,421
Year ended January 31, 1995                  1,622           (151)         137          204 (a)      1,404
Year ended January 31, 1994                  1,819             81           -           278 (a)      1,622

_________

(a) Amounts written-off, net of recoveries.
(b) Additions related to business acquisitions.

                                 EXHIBIT INDEX

3.2    By-Laws of the Company, as amended

4.1    First and Second Amendment to Financing and Security Agreement

10.5 First and Second Amendment to the C&D Charter Power Systems, Inc. Pension Plan for Salaried Employees

23     Consent of Independent Accountants

27     Financial Data Schedule