Form 10-K/A
period 1996-01-31
CHARTER POWER SYSTEMS INC
filed 1996-05-30
CIK 808064

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                 Title of Class
                                 --------------
                                  Common Stock
                            par value $.01 per share

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below and the paragraphs that follow it present certain information concerning the directors and the executive officers of the Company. Directors are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers of the Company.

                                                                                 Shares of
                                                                                Common Stock
                                          Positions and                         Beneficially   Percent
                                          Offices with                          Owned as of       of
  Nominees for Directors                  the Company                  Age      May 22, 1996   Class(8)
  ----------------------                  -----------                  ---      ------------   --------


Alfred Weber (1)(2)..............    Chairman of the Board,            63         231,590         3.5%
                                      President and Chief
                                      Executive Officer
George J. Sbordone (2)(5)(7).....    Director                          76          31,000          *
Merril M. Halpern (1)(3)(7)......    Director                          62          31,928          *
Jerome L. Katz (3)(7)............    Director                          62          31,928          *
Warren A. Law (4)(5).............    Director                          72           1,500          *
David Beretta (4)................    Director                          67           1,000          *
Glenn M. Feit (3)................    Director and Secretary            66           1,000          *

  Executive Officers who
      are not Directors
      -----------------

George Branca (2)................    Vice President and General        49          16,000           *
                                      Manager - PowerCom Division
A. Gordon Goodyear (2)...........    Vice President and General        47          21,500           *
                                      Manager - International
                                      Power Systems, Inc.
Leslie S. Holden (2).............    Vice President - Battery          59          15,000           *
                                      Technology
Apostolos Kambouroglou (2).......    Vice President and General        53          12,000           *
                                      Manager - Motive Power
                                      Systems Division
Stephen E. Markert, Jr. (2)......    Vice President - Finance and      44           7,940            *
                                      Treasurer
Stephen J. Weglarz (2)(6)........    Vice President - Corporate        50           4,250            *
                                      Services and Corporate Counsel
All directors and
 officers as a group
 (13 persons)....................                                                 406,636         6.1%
- ---------------

                       (footnotes begin on following page)

     *   Less than 1% of outstanding shares of Common Stock

   (1)   Member of the Executive Committee.

   (2) The figures for shares of Common Stock beneficially owned as of April 30, 1996 include fully vested and presently exercisable options to purchase (a) 110,000 shares for Mr. Weber, (b) 31,000 shares for Mr. Sbordone, (c) 10,000 shares for Mr. Branca, (d) 21,500 shares for Dr.
         Goodyear, (e) 13,000 shares for Dr. Holden, (f) 12,000 shares for Mr. Kambouroglou, (g) 4,000 shares for Mr. Markert and (h) 4,250 shares for Mr. Weglarz. The figures for Percent of Class assume, as to each individual only, that all shares issuable to such individual upon exercise of such options have been issued.

   (3)   Member of the Compensation Committee.

   (4)   Member of the Audit Committee.

   (5)   Member of the Nominating Committee.

   (6)   Elected as Executive Officer as of August 15, 1995.

   (7)   Not standing for re-election.

   (8)   Based upon shares  outstanding as of May 22, 1996,  excluding Treasury
         Stock.

     Alfred Weber has been President since joining the Company in April 1989, became Chief Executive Officer in December 1992 and became Chairman of the Board on November 1, 1995. He was an independent consultant from June 1987 to March 1989. From November 1986 to May 1987, Mr. Weber was President and Chief Executive Officer of Uniroyal Plastics Company, Inc. From November 1983 to October 1986, he was Vice President and General Manager of the Uniroyal Plastics Division of Uniroyal, Inc. From April 1981 to October 1983, he was Chairman and Chief Executive of Uniroyal Ltd., based in England, while simultaneously serving as Regional Vice President of Uniroyal Europe. From 1964 through April 1981, Mr. Weber held various managerial positions at several other Uniroyal companies. Mr. Weber is also a Director of Microwave Power Devices, Inc. ("MPD"), a manufacturer of power amplifiers and related subsystems for the wireless telecommunications market.

     George J. Sbordone was Chairman of the Board of the Company from December 1992 to November 1995, having previously served as a director of the Company since February 1987. Since November 1, 1995 Mr. Sbordone has served as an advisor to the Chairman of the Board and Chief Executive Officer of the Company. Since September 1991, Mr. Sbordone has been the Chief Executive Officer of a number of holding companies (in which a Charterhouse Group International, Inc. ["Charterhouse"] affiliate is a significant investor) that own several subsidiaries engaged in the manufacture of electronic components used in avionics, radar and communication. From January 1990 to September 1991, Mr. Sbordone was a nonstockholding Principal of Charterhouse. From 1971 until his retirement in January 1990, he was Chairman of the Board and President of Tempo Instrument Incorporated, a wholly owned subsidiary of Bowthorpe Holdings PLC and a manufacturer of electronic devices and power supplies. Mr. Sbordone is also a director of MPD.

     Merril M. Halpern has been a director of the Company since August 1986 and was Chairman of the Board from August 1986 until February 1989. He has been an executive officer of Charterhouse since 1973, and currently serves as its Chairman and Co-Chief Executive Officer. See "Certain Relationships and Related Transactions." Mr. Halpern also is a director of Dreyer's Grand Ice Cream, Inc. ("Dreyer's"), a manufacturer and distributor of ice cream products; Del Monte Corporation, a processor and marketer of canned foods and vegetables; Insignia Financial Group, Inc., a residential property management firm; Designer Holdings, Ltd., a manufacturer and distributor of jeanswear and other apparel products; and MPD.

     Jerome L. Katz has been a director of the Company since August 1986. He has been an executive officer of Charterhouse since 1973 and currently serves as its President and Co-Chief Executive Officer. Mr. Katz also is a director of Cryenco Sciences, Inc., a manufacturer of sophisticated leak-tight container systems; and Dreyer's.

     Warren A. Law has been a director of the Company since February 1987. He has been a Professor at the Harvard Business School since 1958 (through June 1991 in an active capacity) and currently is the Edmund Cogswell Converse Professor of Finance and Banking Emeritus. Professor Law is also a director of MPD.

     David Beretta became a director of the Company in May 1993. He has been a director and Vice Chairman of the Board of AMTROL Inc., a manufacturer of tanks for heating and well-water systems, since 1986 and in 1991 became its President and Chief Operating Officer. He is the former Chairman and Chief Executive Officer of Uniroyal, Inc. and has been the President of Executive Consulting, Inc. since 1982. Mr. Beretta was Executive-in-Residence and a member of the teaching staff at the Graduate School of Business at the University of Rhode Island from 1982 to 1990. Mr. Beretta is also a director of Purepac Pharmaceutical Inc., a manufacturer of pharmaceuticals.

     Glenn M. Feit has been a director and the Secretary of the Company since January 1986. He is a member of the law firm of Proskauer Rose Goetz & Mendelsohn LLP, general counsel to the Company. Mr. Feit has been engaged in the practice of law in New York since 1957.

     George Branca joined C&D Batteries, the predecessor of Charter Power Systems, Inc., in 1978 as a manager of the quality assurance department. He has held the positions of Director of Quality, Director of Sales, Director of Marketing, Vice President of Marketing, Vice President and General Manager - Motive Power Systems Division and in February 1995 was appointed Vice President and General Manager - PowerCom Division.

     A. Gordon Goodyear, Ph.D., joined the Company in June 1991 as Vice President and General Manager - Power Electronics. In April, 1994 he became Vice President and General Manager - International Power Systems, Inc. Prior to joining the Company he was President of IRD Mechanalysis (Canada).

     Leslie S. Holden, F.R.I.C., Ph.D., joined the Company in September 1989 as Vice President-Technology and later became Vice President - Battery Technology. From June 1988 to September 1989, Dr. Holden was Director - Technology of Altus Corp., a manufacturer of sealed recombinant calcium lead acid batteries primarily for the uninterruptible power systems market.

     Apostolos Kambouroglou was appointed Vice President and General Manager - Motive Power Systems in February 1995. He joined the Company in March 1991 as plant manager of the Conyers, Georgia plant. He was subsequently promoted in February 1993 to Senior Director - Standby Operations and was promoted to divisional Vice President of C&D PowerCom operations in March 1994. Prior to this, he was President of Enicon Engineered Containers, Inc. of Bristol, Indiana.

     Stephen E. Markert, Jr. was appointed Vice President - Finance and Treasurer in February 1995. He joined the Company in May 1989 as Corporate Controller. From 1981 to 1989 he was with Decision Data Computer Corporation of Horsham, Pennsylvania where he advanced to Corporate Controller.

     Stephen J. Weglarz joined the Company in April 1990 as Labor Counsel and Manager of Human Resources. He subsequently served as Director of Labor Relations and Legal Counsel and was appointed Vice President - Corporate Services and Corporate Counsel in August 1995. Prior to joining the Company, he was a Partner in the law firm of Peckner, Dorfman, Wolffe, Rounick & Cabot in Philadelphia, Pennsylvania.

     The Board of Directors has established an Executive Committee, a Compensation Committee, an Audit Committee and a Nominating Committee. The Executive Committee assists the Board in its responsibilities, the Compensation Committee reviews the compensation of executives (including awards pursuant to the Company's

Incentive Compensation Plan) and administers the Company's Stock Option Plan, and the Audit Committee, which is comprised of directors who are not officers or employees of the Company, reviews the scope of the independent audit, the Company's year-end financial statements and such other matters relating to the Company's financial affairs as its members deem appropriate. The Nominating Committee identifies and evaluates candidates for election as members of the Board of Directors.

     The Board of Directors held four regular meetings and two special meetings during the year ended January 31, 1996. The Compensation Committee, Audit Committee and Nominating Committee each held one meeting. Each of the directors attended 75% or more of the meetings of the Board of Directors and each Committee of which he or she was a member in the year ended January 31, 1996, except for Mr. Beretta who attended two of the four regular Board of Directors meetings and all special Board of Directors meetings and Committee meetings.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning annual and long-term compensation paid by the Company for each of the last three fiscal years to its Chairman of the Board, President and Chief Executive Officer and four other most highly compensated executive officers as of January 31, 1996 and one former officer whose total annual salary and bonus for the Company for the year then ended exceeded $100,000.

                                                                                         Long Term
                                                   Annual Compensation                  Compensation
                                                   -------------------                  ------------
                                                                                         Securities
                                                                         Other           Underlying            All
Name                                                                     Annual           Options             Other
& Principal                Fiscal        Salary          Bonus         Compensation       Granted           Compensation
Position                    Year       ($)  (1)        ($)  (2)         ($)  (3)            (#)              ($)  (4)
- --------                    ----       --------        --------         --------           -----             --------

Alfred Weber                1996        $351,987        $221,000             --               --           $   4,680
 Chairman of                1995         344,194         232,000             --             50,000             4,620
 the Board,                 1994         339,799         162,500             --               --             217,213  (5)
 President and
 Chief Executive
 Officer

George J. Sbordone          1996          87,508         100,000         $630,750             --                --
 Director (6)               1995          87,503          50,000             --             20,000              --
                            1994          54,169          50,000             --               --                --

George Branca               1996         156,016          70,000           86,250             --               4,673
 Vice President             1995         143,339          60,000             --             10,000             4,687
 and General                1994         120,005          52,500           28,750            5,000             4,530
 Manager - PowerCom
 Division

A. Gordon Goodyear          1996         142,500          50,000             --               --               8,740  (7)
 Vice President             1995         126,642          80,000             --              9,000            70,152  (7)
 and General                1994         100,004          42,000             --              5,000             4,169
 Manager - Inter-
 national Power
 Systems, Inc.

Leslie S. Holden            1996         139,181          55,000          197,500             --               4,454
 Vice President -           1995         134,172          48,000             --              8,000             4,637
 Battery Technology         1994         126,672          46,500             --              5,000             4,514

Stephen E. Markert, Jr.     1996         120,012          53,000             --               --               1,967
 Vice President -           1995          86,003          40,000           20,625            4,000             1,215
 Finance and Treasurer      1994          80,420          25,500           11,875             --                 877
 ---------------

                       (footnotes begin on following page)

     (1) Does not include the value of certain personal benefits. The estimated value of such personal benefits for each listed officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to that officer for the relevant fiscal year.

     (2) Represents incentive compensation under the Company's Incentive Compensation Plan. Also includes payments to Mr. Weber and Dr.
          Goodyear  of  $20,000  each,   related  to  the   acquisition  of  the
          PowerSystems Division of ITT in fiscal 1995.

     (3)  Represents amounts earned relating to the exercise of stock options.

     (4) Represents employer matching contributions under the Company's Savings Plan.

     (5)  Includes  $212,471  relocation  and  tax  gross-up   reimbursement  in
          connection with Mr. Weber's appointment as Chief Executive Officer in fiscal 1994.

     (6)  Chairman  of  the  Board  through   November  1,  1995,   and  advisor
          thereafter.

     (7) Includes $4,560 relocation and tax gross-up reimbursement in fiscal 1996 and $65,936 relocation and tax gross-up reimbursement in fiscal 1995.
 ---------------

     The Company is entering into an employment agreement with Mr. Weber as of April 1, 1996 providing for a base salary of $400,000 per year, increasing by $35,000 per year in each of the next three years. The agreement has a term of three years, and is thereafter renewable automatically for successive one-year terms unless terminated by either party on three months advance notice. Mr. Weber will be entitled to receive certain severance payments if his employment terminates under specified circumstances after a change in control of the Company occurs, as defined in the agreement. Mr. Weber is subject to certain restrictions on competition with the Company for a period of one year following termination of employment. If Mr. Weber's employment is terminated without cause or as a result of nonrenewal of the agreement, the Company is obligated to pay Mr. Weber his base salary in effect at the date of the termination for a one-year period. Prior to April 1, Mr. Weber was employed pursuant to a prior employment agreement.

     The Company has also entered into employment agreements with Mr. Branca, Dr. Goodyear, Dr. Holden and Mr. Markert. Effective February 1993, March 1994, October 1993 and February 1995, respectively, their annual base salaries under these agreements were $120,000, $100,000, $130,000 and $110,000, respectively, subject to increase during the course of the year by the Compensation Committee of the Board of Directors. Upon such review, effective December 1993, February 1995 and April 1996, Mr. Branca's base salary was $140,000, $156,000 and $175,000, respectively. Dr. Goodyear's base salary, effective April 1994, April 1995 and April 1996, was $130,000, $145,000 and $170,000, respectively.
Effective April 1994, April 1995 and April 1996, Dr. Holden's base salary was $135,000, $140,000 and $154,000, respectively. Mr. Markert's base salary, effective September 1995 and April 1996 was $120,000 and $140,000, respectively. Each of these agreements are renewable automatically for successive terms of one month each, unless terminated by either party upon 60 days written notice. The agreements restrict each of Mr. Branca, Dr. Goodyear, Dr. Holden and Mr. Markert from competing with the Company for a period of one year following the termination of his employment. Each of the agreements also provide that if employment is terminated by the Company without cause or as a result of the nonrenewal of the agreement, the Company is obligated to pay the employee his base salary in effect at the date of termination for a one-year period.

Pension Plan
- ------------

     The C&D Charter Power Systems, Inc. Pension Plan for Salaried Employees (the "Pension Plan") covers nonunion salaried employees of C&D Charter Power Systems, Inc. ("C&D") who either have participated in its predecessor company's pension plan or have completed one year of service with C&D. The Pension Plan was amended during 1995 to provide participation to salaried employees of International Power Systems, Inc. effective March 30, 1994, and to Ratelco Electronics, Inc. and CalPacific Power Systems, Inc. effective July 1, 1994. The Pension Plan is a qualified plan under Section 401(a) of the Code. The Pension Plan is a noncontributory defined benefit plan that provides for normal retirement benefits beginning at age 65 but permits early retirement benefits in certain cases, subject to a reduction of benefits for employees who retire earlier than age 62. Under the Pension Plan, the pension payable at normal or late retirement equals 2.1% of a participant's "average pay" (as defined below) during the highest paid five consecutive years of the participant's last ten years of employment multiplied by the number of years of credited service up to 15 (including service with C&D's predecessor company), plus 1.6% of such average pay for each year in excess of 15 years up to a maximum of 15 additional years, reduced by .5% (the "Offset") of Covered Compensation (35-year average of the Social Security wage base ending the year prior to Social Security Normal Retirement Age) multiplied by his years of credited service up to 30 years. The term "average pay" as used in the Pension Plan was amended January 1, 1994 to include salary, overtime, executive incentive compensation, sales bonuses, 30% of sales commissions, and any tax deferred contributions to the Savings Plan. An unreduced disability benefit is provided after ten years of eligibility service, and a death benefit to a surviving spouse equal to approximately 50% of the value of the participant's pension benefit at the time of death is provided after five years of eligibility service or age 65. The Code places certain maximum limitations on the amount of benefit which may be payable under a qualified pension plan such as the Pension Plan. The current limitation on an employee's annual benefit is the lesser of $120,000 and the employee's average compensation for the three years that he was most highly compensated.

         The following table illustrates the total estimated annual pension benefits that would be provided upon retirement under the benefit formula described above to salaried employees for the specified remuneration and years of credited service classifications set forth below. Benefit amounts shown are computed on a straight life basis, prior to the Offset described above.

                                       Years of Credited Service (1)(2)(3)
                                       -----------------------------------
       Average Pay                  5        10         20       30        40
       -----------                 ---      ----       ----     ----      ----

 $125,000 ....................  $13,125   $26,250   $49,375   $69,375   $69,375
  150,000 or greater (4) .....   15,750    31,500    59,250    83,250    83,250
- ---------------

     (1) It is expected that Mr. Weber, Mr. Branca, Dr. Goodyear, Dr. Holden and Mr. Markert will have 8, 34, 22, 13, and 27 years of credited service, respectively, at normal retirement.

     (2) For the plan year ended December 31, 1995, the amount of remuneration, for purposes of calculations under the Pension Plan, for Messrs. Weber and Branca and Drs. Goodyear and Holden was $150,000 and for Mr. Markert was $147,648.

     (3) The maximum annual benefit of $120,000 will be reduced for pension benefits which begin before, and increased for pension benefits which begin after, the participant's Social Security Normal Retirement Age.

     (4) Effective January 1, 1994, the maximum compensation limit is $150,000. The limit for prior years is $235,840. After reflecting these limits, Mr. Weber's projected retirement benefit is $34,298 prior to offset.

Option Exercises in Last Fiscal Year and Fiscal 1996 Year-End Option Values
- ---------------------------------------------------------------------------

     No stock options were granted during the last fiscal year. The following table presents certain information concerning the amount and value (if they were in-the-money) of all unexercised stock options held by the Company's Chairman of the Board, President and Chief Executive Officer and four named executive officers, as of January 31, 1996 and one former officer.

                                                                                              Value of Unexercised In-
                                                      Number of Securities                   the-Money Options at 1/31/96
                                                     Underlying Unexercised                  ----------------------------
                          Shares                      Options at 1/31/96                Exercisable             Unexercisable
                         Acquired                    ----------------------             -----------             -------------
                            on        Value
                         Exercise    Realized       Exercisable   Unexercisable    Shares      Value (2)     Shares    Value (2)
Name                       (#)         ($)              (#)            (#)          (#)           ($)          (#)        ($)
- ----                     --------    --------       -----------   -------------    ------      ---------     ------    ---------
Alfred Weber                                        195,000 (1)     25,000         195,000    $3,798,100     25,000     $362,500
George J. Sbordone        29,000       $630,750      31,000         10,000          31,000       591,250     10,000      145,000
George Branca              5,000         86,250      10,000          5,000          10,000       154,375      5,000       72,500
A. Gordon Goodyear                                   17,000          4,500          17,000       284,000      4,500       65,250
Leslie S. Holden          10,000        197,500       9,000          4,000           9,000       139,875      4,000       58,000
Stephen E. Markert, Jr.                               2,000          2,000           2,000        29,000      2,000       29,000
- --------------------

     (1) Represents options to purchase 85,000 shares of Common Stock granted pursuant to the Company's Stock Option Plan and an option to purchase 110,000 shares of Common Stock granted in connection with the commencement of Mr. Weber's employment with the Company .

     (2) Represents the excess of (i) the number of shares covered by the option multiplied by the closing price for shares of Common Stock ($26.50 a share) on January 31, 1996 over (ii) the aggregate exercise price of the option.

Compensation of Directors
- -------------------------

     During the year ended January 31, 1996, the Company paid each of its directors who is not a salaried employee of the Company, other than Mr. Feit, $2,000 for each meeting of the Board of Directors or any of its committees attended.

     Mr. Sbordone received a salary of $100,000 a year through November 1, 1995 for his service as Chairman of the Board of the Company, and after that date received a salary of $50,000 a year for the provision of advisory services. Mr. Sbordone received a $100,000 bonus for the period ending January 31, 1996. In addition, Mr. Sbordone recognized an aggregate $630,750 from the exercise of employee stock options during the last fiscal year.

Composition of Compensation Committee
- -------------------------------------

     During fiscal 1996 the Compensation Committee consisted of Messrs. Feit, Halpern and Katz.

Compensation Committee Report
- -----------------------------

     Compensation Philosophy. The principal goal of the Company's compensation program as administered by the Compensation Committee is to help the Company attract, motivate and retain the executive talent required to develop and achieve the Company's strategic and operating goals with a view to maximizing shareholder value. The key elements of this program and the objectives of each element are as follows:

Base salary
- -----------

     o Establish base salaries that are competitive with those payable to executives holding comparable positions at similar-sized industrial companies.

     o Provide periodic base salary increases as appropriate, consistent with the Company's overall operating and financial performance, with a view to rewarding successful individual performance and keeping pace with competitive compensation practices.

Annual incentive
- ----------------

     o Encourage both superlative individual effort and effective "team play" by creating potential for earning annual incentive awards based in part on Company achievement of budgeted earning objectives and in part on achievement of individual performance objectives measuring the individual executive's contribution to the key performance targets of the internal business unit within which the executive functions or for which he is responsible.

     o Set potential awards at levels that offer covered executives the opportunity to earn incentive amounts equal to a significant percentage (ordinarily at least 35% for the most senior executives) of their base salaries for full achievement of all Company and individual objectives, with the opportunity to selectively grant even larger awards to recognize outstanding individual performance.

Long-term incentive
- -------------------

     o Facilitate the alignment of executives' interests with those of the Company's shareholders by providing opportunities for meaningful stock ownership.

     Summary of Actions Taken with Respect to the Named Executive Officers: At least once a year, and at more frequent periodic intervals when deemed necessary in individual cases, the Compensation Committee reviews the performance of the Company's executive officers with Mr. Weber, the Chairman of the Board (prior to Mr. Sbordone's resignation as Chairman of the Board, he was also consulted). The Compensation Committee also reviews the performance of Mr. Weber at least once a year. The actions taken by the Compensation Committee for the year ended January 31, 1996 with respect to the named executive officers are described and discussed below.

     Base Salary. The Company has employment agreements with its principal executive officers that provide for annual reviews of their base salary. Pursuant to these agreements, at the end of fiscal year 1996, the base salaries for Messrs. Weber and Branca, Drs. Goodyear and Holden and Mr. Markert were $353,600, $156,000, $145,000, $140,000 and $120,000, respectively.

     Annual Incentive. Criteria for earning incentive awards pursuant to the Company's Incentive Compensation Plan for the fiscal year ended January 31, 1996 were established by the Compensation Committee early in the fiscal year, based in part on substantial achievement of the Company's budgeted earnings per share and in part on achievement of specified individual performance objectives.

     Based on the meeting of the earnings criteria and the report of an independent consultant who examined the Company's compensation policies, the Compensation Committee granted bonus awards to Messrs. Weber and

Branca, Drs. Goodyear and Holden and Mr. Markert in the amount of $221,000, $70,000, $50,000, $55,000 and $53,000, respectively.


                                                   Glenn M. Feit
                                                   Merril M. Halpern
                                                   Jerome L. Katz


Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

     Messrs. Feit, Halpern and Katz served on the Compensation Committee for the entire fiscal year ended January 31, 1996.

     Mr. Feit is a member of the law firm of Proskauer Rose Goetz & Mendelsohn LLP, which provides legal services to the Company and also owns 1,000 shares of the Company's common stock. Messrs. Halpern and Katz are minority stockholders, directors and Co-Chief Executive Officers of Charterhouse, which until November 1, 1995 was a party to a consulting agreement with the Company (see "Certain Relationships and Related Transactions" below). Each of Messrs. Halpern and Katz owns 31,928 shares of the Company's Common Stock.

Stock Price Performance Graph
- -----------------------------

     Prior to October 27, 1995, the Common Stock was principally traded on the American Stock Exchange. After that date, it was principally traded on The NASDAQ Stock Market. The following graphs compare on a cumulative basis the yearly percentage change, assuming quarterly dividend reinvestment over the last five fiscal years, in the total shareholder return on the Company's Common Stock, with:

     (i) in the case of the first graph, (a) the total return on the American Stock Exchange Market Value Index (the "Amex Market Value Index"), a broad entity market index and (b) the total return on a selected peer group index on the American Stock Exchange (the "Amex Peer Group"); and

     (ii) in the case of the second graph, (a) the total return on The NASDAQ Stock Market Total Return Index (the "NASDAQ Total Return Index"), a broad entity market index and (b) the total return on a selected peer group index on The NASDAQ Stock Market (the "NASDAQ Peer Group").

     The Amex Peer Group is an industrial subindice of the Amex Market Value Index called the "Consumer Goods Index," in which the Company was included for analytical purposes by the American Stock Exchange. The NASDAQ Peer Group, called "The NASDAQ Non-Financial Stocks Index," is a subindice on NASDAQ Total Return Index, in which the Company is included for analytical purposes by The NASDAQ Stock Market. The price of each unit has been set at $100 on January 31, 1991 for the purpose of preparation of each of the graphs.

Graph (i):
- ----------

                 Comparison of Five-Year Cumulative Total Return
                 -----------------------------------------------

              Among Charter Power Systems, Inc., AMEX Market Value
                               Index & Peer Group
                  Performance Results through January 31, 1996


   Fiscal Year        Company       AMEX         Peer Group
   -----------        -------       ----         ----------
     1991              100.0        100.0          100.0
     1992              131.9        129.5          169.6
     1993               81.7        129.5          187.5
     1994              174.4        153.0          207.6
     1995              302.7        137.1          190.7
     1996              386.4        174.5          241.3


Graph (ii):
- -----------

                 Comparison of Five-Year Cumulative Total Return
                 -----------------------------------------------

             Among Charter Power Systems, Inc., NASDAQ Stock Market
                         Total Return Index & Peer Group
                  Performance Results through January 31, 1996



   Fiscal Year        Company       NASDAQ       Peer Group
   -----------        -------       ------      ----------
     1991              100.0        100.0          100.0
     1992              131.9        153.0          152.3
     1993               81.7        173.0          161.2
     1994              174.4        198.9          187.3
     1995              302.7        189.8          173.3
     1996              386.4        268.3          239.5

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 22, 1996, the persons listed in the following table were the only persons known to the Company (based on information set forth in Schedules 13D and 13G filed with the Securities and Exchange Commission or otherwise provided to the Company by these persons) to be the beneficial owners of more than five percent of the Company's outstanding shares of Common Stock. Except as otherwise noted below, each of the listed persons has sole voting and dispositive power with respect to the shares listed opposite his or its name in the table. Security ownership of management is set forth in the response to Item 10.

                                             Shares of
    Name and address of                     Common Stock         Percent
      Beneficial Owner                    Beneficially Owned    of Class
      ------------------                  ------------------    --------

Candace K. Weir
       and
Paradigm Capital Management (1).....            478,800           7.4%
9 Elk Street
Albany, New York 12054

FMR Corporation (2).................            429,300           6.7%
82 Devonshire Street
Boston, Massachusetts 02109

Shell Pensions Trust Limited (3)....            397,200           6.2%
Shell Centre
London SE1 7NA
- -------------------
     (1) Based on the Schedule 13D, dated October 27, 1995, jointly filed by Candace K. Weir and Paradigm Capital Management. Those parties have shared dispositive power and Paradigm Capital Management had no voting power with respect to 326,400 of the shares listed opposite their names in the table.

     (2) Based on the Schedule 13G, dated February 14, 1996, filed by FMR Corporation. This party has sole dispositive power with respect to all the shares but no voting power with respect to 406,500 of the shares listed opposite its name in the table.

     (3) Based on the Schedule 13D, dated February 2, 1996, filed by Shell Pensions Trust Limited as Trustee of the Shell Contributory Pension Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Two directors of the Company, Messrs. Halpern and Katz, are directors, minority stockholders and executive officers of Charterhouse. Two directors who resigned effective November 1, 1995, A. Lawrence Fagan and Patricia R. Merrick, are also executive officers of Charterhouse. Prior to November 1, 1995, Electra Investment Trust, P.L.C., Globe Venture Nominees Limited, Slough Parks Holdings Incorporated, Charterhouse Bank Limited, Charterhouse Finance Corporation Limited and Merifin N.V., which are stockholders or affiliates of stockholders of Charterhouse, owned an aggregate 1,147,475 shares of Common Stock (the "Charterhouse Shares"). In addition, prior to November 1, 1995, Mezzanine Capital Corporation, an entity to which Charterhouse provides advisory services, owned 598,471 shares of Common Stock (the "MCC Shares").

    Charterhouse was a party to an agreement with the Company, which was terminated effective November 1, 1995, pursuant to which Charterhouse could be requested to provide consulting and financial advisory services to the Company in connection with the Company's efforts to identify, evaluate and, when it deems appropriate, complete prospective acquisitions, whether or not they were identified or introduced to the Company by Charterhouse. No fees were paid under this agreement during fiscal 1996 prior to its termination.

    In June 1988, in connection with the sale by the Company to Robert Alvine (the then Vice Chairman of the Board and a holder of more than 5% of the outstanding Common Stock during part of the last fiscal year) of 316,515 shares of Common Stock (the "Alvine Shares") at a purchase price of $1,329,363, the Company loaned $1,326,198 to Mr. Alvine. The loan, which was secured by the Alvine Shares, did not bear interest, and was repaid on November 1, 1995.

    In June 1989, in connection with the sale by the Company to Mr. Weber of 60,000 shares of Common Stock (the "Weber Shares") at a purchase price of $330,000, the Company loaned $329,400 to Mr. Weber. The loan, which was secured by the Weber Shares and initially bore interest at 12.5% and later at 6% payable monthly, was repaid on November 1, 1995.

    In an underwritten public offering effective November 1, 1995, the Alvine Shares, Weber Shares, 1,052,058 Charterhouse Shares, 583,202 MCC Shares and an aggregate 274,456 shares owned by Messrs. Halpern, Katz, Fagan and Sbordone and Ms. Merrick were sold. The Company paid the expenses of the offering, other than underwriting discounts, on behalf of the holders of those shares. The Company and certain other stockholders also sold shares in the offering.

     On April 30, 1996, Mr. Weber exercised an option to purchase 110,000 shares of Common Stock at $6.04 per share, pursuant to an Option Agreement dated May 30, 1989, as amended. The options would have expired on April 30, 1996 had they not been exercised. Under the terms of the Option Agreement, Mr. Weber paid the exercise price with an interest-free promissory note that is secured by the shares received on exercise and is due October 30, 1997. The Company loaned Mr. Weber $1,057,138 to pay the tax withholding on the exercise of such option, evidenced by a promissory note (the "Weber Tax Note"), bearing interest at 5.76% per annum payable monthly, and due on April 29, 1997 subject to extension until April 29, 1999 at the option of Mr. Weber. The Company further agreed to make payments to Mr. Weber in an amount sufficient to reimburse him, on an after-tax basis, for all interest on the Weber Tax Note incurred through the earlier of April 29, 1997 or the prepayment of the Weber Tax Note.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARTER POWER SYSTEMS, INC.

     May 30, 1996                   By: /s/ Alfred Weber
                                        ---------------------------
                                            Alfred Weber
                                            Chairman, President and
                                            Chief Executive Officer


     May 30, 1996                   By: /s/ Stephen E. Markert, Jr.
                                       ---------------------------
                                            Stephen E. Markert, Jr.
                                            Vice President Finance
                                            and Treasurer