Form 10-Q
period 1996-04-30
CHARTER POWER SYSTEMS INC
filed 1996-06-14
CIK 808064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended April 30, 1996                 Commission File No. 1-9389


                           CHARTER POWER SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                          13-3314599
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

      1400 Union Meeting Road
        Blue Bell, Pennsylvania                 19422
 (Address of principal executive office)      (Zip Code)

                                 (215) 619-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on June 10, 1996:
6,444,826

                           CHARTER POWER SYSTEMS, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                         Page No.

     Item 1 - Financial Statements

              Consolidated Balance Sheets -
              April 30, 1996 and January 31, 1996.................       3

              Consolidated Statements of Income -
              Three Months Ended April 30, 1996 and 1995..........       5

              Consolidated Statements of Cash Flows -
              Three Months Ended April 30, 1996 and 1995..........       6

              Notes to Consolidated Financial Statements..........       8

              Report of Independent Accountants...................      14

    Item 2 -  Management's Discussion and Analysis
              Of Financial Condition and Results of Operations....      15

PART II.  OTHER INFORMATION                                             18

SIGNATURES                                                              19

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             (Unaudited)
                                                      April 30,      January 31,
                                                        1996           1996
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents                     $  1,735       $  5,472
      Restricted cash and cash equivalents             4,091          5,402
      Accounts receivable, less allowance for
           doubtful accounts of $1,378 and
           $1,421, respectively                       36,572         31,855
      Inventories                                     45,335         35,227
      Deferred income taxes                            6,523          6,235
      Other current assets                             1,213          1,367
                                                     -------        -------
                 Total current assets                 95,469         85,558

Property, plant and equipment, net                    46,433         39,375
Intangible and other assets, net                       5,690          3,287
Goodwill, net                                         11,525          2,607
                                                     -------        -------
                 Total assets                       $159,117       $130,827
                                                     =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt             $  1,842       $    200
      Accounts payable                                24,916         19,008
      Accrued liabilities                             14,770         13,513
      Other current liabilities                        2,994          2,535
                                                     -------        -------
                 Total current liabilities            44,522         35,256

Deferred income taxes                                  3,188          2,750
Long-term debt                                        29,162         15,417
Other liabilities                                      8,761          8,478
                                                     -------        -------
                 Total liabilities                    85,633         61,901
                                                     -------        -------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                   (Unaudited)
                                                    April 30,      January 31,
                                                      1996            1996
                                                      ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,470,176 and 6,326,176 shares
           issued, respectively                           65             63
      Additional paid-in capital                      38,059         36,283
      Minimum pension liability adjustment              (760)          (760)
      Treasury stock, at cost, 57,400 shares          (1,304)        (1,304)
      Note receivable from stockholder,
             net of discount of $70                     (594)            -
      Cumulative translation adjustment                  (95)            -
      Retained earnings                               38,113         34,644
                                                    --------       --------
                 Total stockholders' equity           73,484         68,926
                                                    --------       --------
                 Total liabilities and
                   stockholders' equity             $159,117       $130,827
                                                     =======        =======















        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                   Three months ended
                                                        April 30,
                                                  1996            1995
                                                  ----            ----

Net sales                                       $62,429          $58,777

Cost of sales                                    47,308           44,985
                                                 ------           ------

      Gross profit                               15,121           13,792

Selling, general and administrative
   expenses                                       7,443            7,065

Research and development expenses                 1,874            1,593
                                                -------           ------

      Operating income                            5,804            5,134

Interest expense, net                               262              231

Other (income) expense, net                        (  3)              56
                                                -------           ------

      Income before income taxes                  5,545            4,847

Provision for income taxes                        1,899            1,672
                                                -------          -------

      Net income                               $  3,646         $  3,175
                                                =======          =======

Net income per common and
  common equivalent share                      $    .56         $    .50
                                                =======          =======

Weighted average common and
  common equivalent shares                        6,548            6,395
                                                =======          =======

Dividends per share                            $  .0275         $  .0275
                                                =======          =======


        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                               (Unaudited)
                                                           Three months ended
                                                                April 30,
                                                            1996         1995*
                                                            ----         -----
Cash flows provided (used) by operating activities:
      Net income                                         $  3,646      $ 3,175
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                   1,940        1,536
            Deferred taxes                                    150         (171)
            Changes in:
                  Accounts receivable                      (2,096)      (4,230)
                  Inventories                              (2,964)      (4,960)
                  Other current assets                       (478)        (104)
                  Accounts payable                          4,121        7,423
                  Accrued liabilities                        (444)         329
                  Income taxes payable                      1,489        1,653
                  Other current liabilities                   (33)        (340)
                  Other liabilities                            66          438
            Other, net                                         25         (188)
                                                          -------       ------
Net cash provided by operating activities                   5,422        4,561
                                                          -------       ------
Cash flows provided (used) by investing activities:
      Acquisition of businesses, net of cash
         acquired                                         (19,739)         -
      Acquisition of property, plant and equipment         (4,310)      (1,648)
      Change in restricted cash                             1,311           75
                                                         -------        ------
Net cash used by investing activities                     (22,738)      (1,573)
                                                          -------       ------
Cash flows provided (used) by financing activities:
      Repayment of long-term debt                          (6,367)      (1,390)
      Proceeds from new borrowings                         19,784          -
      Proceeds from issuance of common stock                  331           60
      Payment of common stock dividends                      (173)        (164)
      Purchase of treasury stock                             -             (87)
                                                          -------       ------
Net cash provided (used) by financing activities           13,575       (1,581)
                                                          -------       ------
Effect of exchange rate changes on cash                         4           12
                                                          -------       ------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                             (Unaudited)
                                                         Three months ended
                                                               April 30,
                                                          1996         1995*
                                                          ----         -----
(Decrease) increase in cash and cash
      equivalents                                        (3,737)       1,419
Cash and cash equivalents at beginning
   of period                                              5,472        1,097
                                                          -----        -----
Cash and cash equivalents at end of
   period                                               $ 1,735      $ 2,516
                                                          =====        =====

           SUPPLEMENTAL CASH FLOW
                 DISCLOSURES

Interest paid, net                                      $   248      $  482
Income taxes paid                                           261         189


           SCHEDULE OF NONCASH INVESTING
           AND FINANCING ACTIVITIES

Acquired businesses:
      Estimated fair value of assets acquired           $14,565      $   -
      Goodwill and identifiable intangible
        assets                                           11,661          -
      Purchase price obligations                         (1,160)         -
      Cash paid, net of cash acquired                   (19,739)         -
                                                        -------       -----
      Liabilities assumed                               $ 5,327      $   -
                                                        =======       =====

Dividends declared but not paid                        $    177      $  164

Note receivable from stockholder in connection
  with issuance of common stock                        $    594          -

*   Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                   (UNAUDITED)

1.       INTERIM STATEMENTS

         The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1996. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 1996 and the consolidated statements of income and cash flows for the three months ended April 30, 1996 and 1995. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.       INVENTORIES

         Inventories consisted of the following:
                                                      April 30,      January 31,
                                                        1996           1996

Raw materials ............................            $12,059        $14,033
Work-in-progress .........................             21,635          9,357
Finished goods ...........................             11,641         11,837
                                                      -------        -------
                                                      $45,335        $35,227
                                                      =======         ======

3.       INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                       1996          1995
                                                       ----          ----

    U.S. statutory income tax                          35.0%        35.0%
    State tax, net of federal income tax benefit        3.3          3.7
    Reduction in valuation allowance                     -          (3.8)
    Reduction of taxes provided in prior years         (3.6)          -
    Other                                              (0.4)        (0.4)
                                                       ----         ----
                                                       34.3%        34.5%
                                                       ====         ====

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)

                                   (UNAUDITED)

4.       CONTINGENT LIABILITIES

         With regard to the following contingent liabilities there have been no material changes since January 31, 1996.

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

         Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)

4.       CONTINGENT LIABILITIES (continued)

the remedial cost. However, on October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site. Based on currently available information, however, the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, the majority of which is expected to be paid over the next three to five years.

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

5.       ACQUISITIONS

         Effective February 22, 1996 the Company acquired certain equipment and inventory of LH Research, Inc. used in their power supply business, along with all rights to the name "LH Research," for approximately $4,100, subject to certain adjustments. The Company used available cash to finance the acquisition.

         The acquisition has been recorded using the purchase method of accounting and the net purchase price approximates the fair value of the assets acquired. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

         Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation (PCC) consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid approximately $5,200 of indebtedness of PCC. On April 26, 1996, the Company

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

5.       ACQUISITIONS (continued)

acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represents in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock covered by stock options.

         The source of funds for the acquisition was advances under the Company's existing credit facility with NationsBank, N.A., National Westminster Bank, NJ and CoreStates Bank, N.A. PCC is engaged in the business of designing and manufacturing DC to DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

         The acquisition has been recorded using the purchase method of accounting. The aggregate purchase price of approximately $17,000 has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired of approximately $9,000 was recognized as goodwill and is being amortized over a period of 20 years. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

         The following unaudited pro forma financial information combines the consolidated results of operations as if both acquisitions had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles, interest expense on the acquisition debt, elimination of interest expense on debt not acquired, reduction of certain selling, general and administrative expenses and the related income tax effects.

                                                      Three months
                                                     ended April 30,
                                               1996                  1995
                                               ----                  ----

         Net sales                           $64,352               $68,045
         Net income                            3,392                 2,613
         Net income per common and
              common equivalent share            .52                   .41

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)


5.       ACQUISITIONS (continued)

         The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired businesses did not maintain information on a period comparable with the Company's fiscal year-end.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Charter Power Systems, Inc.


We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of April 30, 1996, the related consolidated statements of income for the three months ended April 30, 1996 and 1995 and the related consolidated statements of cash flows for the three months ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
June 5, 1996

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The Company completed two acquisitions during the first quarter of fiscal 1996. Effective February 22, 1996, the Company purchased certain equipment and inventory of LH Research, Inc. ("LH"), a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications. Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid approximately $5,200,000 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC Common Stock from the former chief executive officer of PCC, which together with shares previously acquired by the Company represents in excess of 99.6% of the outstanding PCC Common Stock. As of May 29, 1996 the Company purchased all remaining shares of PCC Common Stock and shares of PCC Common Stock covered by stock options. Tucson, Arizona based PCC produces DC to DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

         Net sales for the fiscal 1997 first quarter ended April 30, 1996 were up $3,652,000 or 6 percent compared to the equivalent quarter in fiscal 1996. Sales recorded by the acquired businesses accounted for approximately $5,000,000 of net sales. On a company wide basis, domestic and international sales of standby power products and power supplies to the telecommunications market increased approximately 23 percent if the telecommunications sales of PCC and LH are included or 16 percent if these sales are excluded. Sales of motive power products were down 16 percent due to lower volumes partially offset by higher prices.

         Gross profit for the first quarter of fiscal 1997 increased $1,329,000 or 10 percent to $15,121,000 from $13,792,000 in fiscal 1996, resulting in a gross margin of 24.2 percent versus 23.5 percent in the prior year.

         Selling, general and administrative expenses remained proportional to sales at 12 percent of sales for the first quarter of fiscal 1997 and 1996.

         Research and development expenses continued at 3 percent of sales for the first quarter of fiscal 1997 and 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

         Interest expense, net, increased 13 percent from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 as a result of higher debt balances related to the acquisitions partially offset by lower effective interest rates.

         As a result of the above, income before income taxes for the first quarter of fiscal 1997 increased $698,000 or 14 percent from the comparable quarter of the prior year and net income rose 15 percent from the first quarter of fiscal 1996 to $3,646,000 or 56 cents per share.

Liquidity and Capital Resources
- -------------------------------

         Net cash flows provided by operating activities increased 19 percent to $5,422,000 in the first quarter of fiscal 1997 compared to $4,561,000 in the comparable quarter of the prior year. This increase was primarily due to smaller increases during the first quarter of fiscal 1997 in accounts receivable and inventories partially offset by less of an increase in accounts payable. Collections of accounts receivable improved during the current quarter versus the prior year's first quarter. Inventory and accounts payables increased during the current quarter primarily due to a required purchase of certain raw materials with extended payment terms.

         Net cash used by investing activities totaling $22,738,000 in the first quarter of fiscal 1997 includes the purchase by the Company of PCC and certain equipment and inventory of LH for $19,739,000. Acquisition of property, plant and equipment during the first quarter of fiscal 1997 increased to $4,310,000 over the comparable quarter of the prior year, primarily due to the plant capacity expansion programs at the Company's Conyers, Georgia and Leola, Pennsylvania facilities.

         Net cash provided by financing activities was $13,575,000 compared to net cash used by financing activities of $1,581,000 in the prior year's first quarter. The additional borrowings in the current year's first quarter were used primarily for the funding of the acquisitions. In addition, during the first quarter of fiscal 1997, the Company elected to accelerate the retirement of the remaining term loan portion of its long-term debt.

         The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first quarter of fiscal 1997 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1997 capital expenditures are expected to be approximately $17,000,000 for similar purposes.

Forward Looking Statements
- --------------------------

         Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company in this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     2.1 Asset Purchase Agreement, dated as of February 21, 1996, between LH Research, Inc. and International Power Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 22, 1996).

     2.2 Purchase Agreement, dated as of February 23, 1996, between International Power Systems, Inc. and Burr-Brown Corporation relating to Power Convertibles Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 12, 1996).

     4.1 Third Amendment to Financing and Security Agreement dated March 13, 1996 (filed herewith).

     10.1 Charter  Power  Systems,  Inc.  Incentive   Compensation  Plan  (filed
          herewith).

     11.  Computation of per share earnings (filed herewith).

     15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information (filed herewith).

     27.  Financial Data Schedule (filed herewith).


(b)      Reports on Form 8-K:

         The Company has filed with the Securities and Exchange Commission during the quarter ended April 30, 1996 (i) a Current Report on Form 8-K dated February 22, 1996 (as amended by a Form 8-K/A filed May 7,
         1996) reporting under Item 2 that the Company had acquired certain assets of LH Research, Inc., and (ii) a Current Report on Form 8-K dated March 12, 1996 (as amended by a Form 8-K/A filed May 16, 1996) reporting under Item 2 that the Company had acquired certain shares of stock and indebtedness of Power Convertibles Corporation. Each of the Forms 8- K/A contained historical financial statements and pro forma financial information concerning the acquired businesses.

SIGNATURES
- -------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHARTER POWER SYSTEMS, INC.





     June 14, 1996                BY:      /s/ Alfred Weber
                                ---------------------------------
                                               Alfred Weber
                                               Chairman, President and Chief
                                               Executive Officer




     June 14, 1996                BY:      /s/ Stephen E. Markert, Jr.
                                ----------------------------------
                                               Stephen E. Markert, Jr.
                                               Vice President Finance and
                                                      Treasurer
                                               (Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

     4.1 Third Amendment to Financing and Security Agreement dated March 13, 1996 (filed herewith).

     10.1 Charter  Power  Systems,  Inc.  Incentive   Compensation  Plan  (filed
          herewith).

     11.  Computation of per share earnings (filed herewith).

     15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

     27.  Financial Data Schedule (filed herewith).