Form 10-Q
period 1996-07-31
CHARTER POWER SYSTEMS INC
filed 1996-09-16
CIK 808064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 31, 1996             Commission File No. 1-9389


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

                                  YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 9, 1996: 6,309,644

                           CHARTER POWER SYSTEMS, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                    Page No.

   Item 1 - Financial Statements

          Consolidated Balance Sheets -
          July 31, 1996 and January 31, 1996....................      3

          Consolidated Statements of Income -
          Three and Six Months Ended July 31, 1996
           and 1995.............................................      5

          Consolidated Statements of Cash Flows -
          Six Months Ended July 31, 1996 and 1995...............      6

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     14

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....     15

PART II. OTHER INFORMATION                                          18

SIGNATURES                                                           19

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                    (Unaudited)
                                                     July 31,        January 31,
                                                       1996             1996
                                                       ----             ----
ASSETS

Current assets:
      Cash and cash equivalents.................     $  1,219         $  5,472
      Restricted cash and cash equivalents......        1,805            5,402
      Accounts receivable, less allowance for
           doubtful accounts of $1,429 and
           $1,421, respectively.................       38,436           31,855
      Inventories...............................       41,764           35,227
      Deferred income taxes.....................        5,823            6,235
      Other current assets......................        2,965            1,367
                                                     --------         --------
                 Total current assets...........       92,012           85,558

Property, plant and equipment, net..............       49,061           39,375
Intangible and other assets, net................        5,481            3,287
Goodwill, net...................................       11,388            2,607
                                                     --------         --------
                 Total assets...................     $157,942         $130,827
                                                     ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........     $  1,241         $    200
      Accounts payable..........................       21,710           19,008
      Accrued liabilities.......................       13,555           13,513
      Other current liabilities.................        3,504            2,535
                                                     --------         --------
                 Total current liabilities......       40,010           35,256

Deferred income taxes...........................        3,338            2,750
Long-term debt..................................       29,752           15,417
Other liabilities...............................        9,304            8,478
                                                     --------         --------
                 Total liabilities..............       82,404           61,901
                                                     --------         --------

The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                    (Unaudited)
                                                     July 31,       January 31,
                                                       1996            1996
                                                       ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,504,226 and 6,326,176 shares
           issued, respectively..................          65               63
      Additional paid-in capital.................      38,678           36,283
      Minimum pension liability adjustment.......        (760)            (760)
      Treasury stock, at cost, 57,400 shares ....      (1,304)          (1,304)
      Notes receivable from stockholder,
             net of discount of $120.............      (1,601)            --
      Cumulative translation adjustment..........        (126)            --
      Retained earnings..........................      40,586           34,644
                                                     --------         --------
                 Total stockholders' equity......      75,538           68,926
                                                     --------         --------
                 Total liabilities and
                   stockholders' equity..........    $157,942         $130,827
                                                     ========         ========





The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Six months ended
                                                         July 31,                          July 31,
                                                  1996             1995             1996             1995
                                                  ----             ----             ----             ----
Net sales............................           $71,748          $63,381         $134,177         $122,158
Cost of sales........................            56,467           48,057          103,775           93,042
                                                -------          -------         --------         --------
    Gross profit.....................            15,281           15,324           30,402           29,116
Selling, general and
     administrative expenses.........             8,653            7,382           16,096           14,447
Research and development
    expenses.........................             2,162            1,447            4,036            3,040
                                                -------          -------         --------         --------
    Operating income.................             4,466            6,495           10,270           11,629
Interest expense, net................               291              294              553              525
Other expense, net...................               130              199              127              255
                                                -------          -------         --------         --------
    Income before income taxes.......             4,045            6,002            9,590           10,849
Provision for income taxes...........             1,395            2,072            3,294            3,744
                                                -------          -------         --------         --------
    Net income.......................           $ 2,650          $ 3,930         $  6,296         $  7,105
                                                =======          =======         ========         ========
Net income per common and
    common equivalent share..........           $   .40          $   .61         $    .96         $   1.11
                                                =======          =======         ========         ========
Weighted average common and
    common equivalent shares.........             6,602            6,434            6,576            6,414
                                                =======          =======          =======         ========
Dividends per share..................           $0.0275          $0.0275          $0.0550         $ 0.0550
                                                =======          =======          =======         ========


The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1996         1995*
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................    $ 6,296      $ 7,105
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............      4,104        3,138
          Deferred income taxes.....................      1,000         (342)
          Loss on disposal of assets................         10          139
          Changes in:
                Accounts receivable.................     (3,976)      (2,024)
                Inventories.........................        602       (6,418)
                Other current assets................       (391)        (185)
                Accounts payable....................        928        4,431
                Accrued liabilities.................     (1,654)         (27)
                Income taxes payable................        (72)          78
                Other current liabilities...........        477         (533)
                Other liabilities...................        609          799
          Other, net................................         63         (225)
                                                        -------      -------
Net cash provided by operating activities...........      7,996        5,936
                                                        -------      -------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net of cash
       acquired.....................................    (19,739)        --
    Acquisition of property, plant and equipment ...     (8,847)      (3,430)
    Change in restricted cash.......................      3,597           75
                                                        -------      -------
Net cash used by investing activities...............    (24,989)      (3,355)
                                                        -------      -------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................     (7,094)      (2,223)
    Proceeds from new borrowings....................     20,500         --
    Proceeds from issuance of common stock..........        739          368
    Payment of common stock dividends...............       (350)        (492)
    Purchase of treasury stock......................       --           (317)
    Note receivable from stockholder in
      connection with issuance of common stock......     (1,057)         --
                                                        -------      -------

The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1996        1995*
                                                          ----        ----

Net cash provided (used) by financing activities....     12,738      (2,664)
                                                        -------      ------
Effect of exchange rate changes on cash.............          2          11
                                                        -------      ------
Decrease in cash and cash equivalents...............     (4,253)        (72)
Cash and cash equivalents at beginning
   of period........................................      5,472       1,097
                                                        -------      ------
Cash and cash equivalents at end of period..........    $ 1,219      $1,025
                                                        =======      ======

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid, net..................................    $   593      $  701
Income taxes paid...................................      2,368       4,008


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses:
      Estimated fair value of assets acquired.......    $14,565      $  --
      Goodwill and identifiable intangible
        assets . ...................................     11,661         --
      Purchase price obligations....................     (1,160)        --
      Cash paid, net of cash acquired...............    (19,739)        --
                                                        -------      ------
      Liabilities assumed...........................    $ 5,327      $  --
                                                        =======      ======

Dividends declared but not paid.....................    $   177      $  --

Note receivable from stockholder in connection
  with issuance of common stock.....................    $   664      $  --

* Reclassified for comparative purposes.


The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (UNAUDITED)

1.       INTERIM STATEMENTS

         The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1996. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 1996 and the consolidated statements of income for the three and six months ended July 31, 1996 and 1995 and the consolidated statements of cash flows for the six months ended July 31, 1996 and 1995. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.       INVENTORIES

         Inventories consisted of the following:
                                                     July 31,    January 31,
                                                       1996         1996
                                                       ----         ----

         Raw materials ...........................   $18,817      $14,033
         Work-in-progress ........................    11,277        9,357
         Finished goods ..........................    11,670       11,837
                                                     -------      -------
                                                     $41,764      $35,227
                                                     =======      =======

3.       INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        1996         1995
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.3          3.7
     Reduction in valuation allowance................     --         (3.8)
     Reduction of taxes provided in prior years......   (3.1)          --
     Other...........................................   (0.9)        (0.4)
                                                        ----          ----
                                                        34.3%        34.5%
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

         The acquisition has been recorded using the purchase method of accounting. The aggregate purchase price of approximately $17,000 has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and is being amortized over a period of 20 years. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

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

                                                         Six months
                                                        ended July 31,
                                                    1996             1995
                                                    ----             ----

     Net sales                                   $136,100          $142,657
     Net income                                     6,042             6,545
     Net income per common and
          common equivalent share                $    .92          $   1.02

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Charter Power Systems, Inc.


We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of July 31, 1996, the related consolidated statements of income for the three and six months ended July 31, 1996 and 1995 and the related consolidated statements of cash flows for the six months ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 29, 1996

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company completed two acquisitions during the first quarter of fiscal 1996. Effective February 22, 1996, the Company purchased certain equipment and inventory of LH Research, Inc., ("LH") a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications. Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid approximately $5,200,000 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC Common Stock from the former chief executive officer of PCC, which together with shares previously acquired by the Company represented in excess of 99.6% of the outstanding PCC Common Stock. As of May 29, 1996 the Company purchased all remaining shares of PCC Common Stock and shares of PCC Common Stock covered by stock options. Tucson, Arizona based PCC produces DC to DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

         Net sales for the fiscal 1997 second quarter and six months ended July 31, 1996 increased $8,367,000 or 13 percent and $12,019,000 or 10 percent, respectively, compared to the equivalent periods in fiscal 1996. Sales for the second quarter and half year of fiscal 1997 increased as a result of sales recorded by the Company's PCC and LH subsidiaries, coupled with lower motive power and power supplies sales, partially offset by higher sales to the telecommunications industry. Sales resulting from the acquisitions completed earlier this year were approximately $9,000,000 and $14,000,000 for the quarter and six months ended July 31, 1996, respectively. On a company wide basis, sales to the telecommunications market increased approximately 32 percent and 28 percent for the fiscal 1997 second quarter and six months ended July 31, 1996, respectively. Sales of motive power products were down 19 percent for the current quarter and 18 percent for the first half of fiscal 1997 due to lower volumes partially offset by higher prices.

         Gross profit was flat for the second quarter of fiscal 1997 and increased $1,286,000 or 4 percent for the six-month period ended July 31, 1996. Gross margins decreased to 21.3 percent from 24.2 percent for the quarter and to
22.7 percent from 23.8 percent for the year to date. Gross profit for the second quarter and for the six months ended July 31, 1997 were unfavorably impacted by non-recurring charges for relocating an electronics business from

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


 Seattle, Washington to Tucson, Arizona and Dunlap, Tennessee, costs related to the failure of plastic casings used in Charter Power batteries, higher materials costs experienced by the electronics business and lower motive power sales.

         Selling, general and administrative expenses remained proportional to sales at 12 percent of sales for the second quarter and half year of both fiscal 1997 and 1996.

         Research and development expenses increased $715,000 for the second quarter and $996,000 for the six months ended July 31, 1996 primarily as a result of the acquisitions.

         Interest expense, net, remained relatively flat for the quarter and six months ended July 31, 1996 due to higher debt balances, offset by lower effective rates and higher capitalized interest related to the plant expansions at the Company's Conyers, Georgia and Leola, Pennsylvania locations.

         As a result of the above, income before income taxes decreased 33 percent for the second quarter of fiscal 1997 and 12 percent for the six-month period ended July 31, 1996 versus the comparable periods of the prior year. Net income for the quarter decreased 33 percent to $2,650,000 or 40 cents per share, while for the six-month period, net income decreased 11 percent to $6,296,000 or 96 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities increased 35 percent to $7,996,000 for the six-month period ended July 31, 1996 compared to $5,936,000 in the comparable period of the prior year. This increase was primarily due to a decrease in inventory levels during the first six months of fiscal 1997 (versus an increase in inventory and associated higher payables during the comparable prior year period), partially offset by a larger increase in accounts receivables resulting from higher sales levels during fiscal 1997. Also contributing to the increase were changes in deferred taxes due to the timing of the deductibility of exercised stock options and an increase in other current liabilities resulting from recording deferred revenue. Partially offsetting these increases was a larger reduction in accrued liabilities, which included cash payments related to certain liabilities established on the opening balance sheets of the aforementioned acquisitions.

         Net cash used by investing activities totaling $24,989,000 for the six-month period ended July 31, 1996 includes the purchase by the Company of PCC and certain equipment and inventory of LH for $19,739,000. Acquisition of property, plant and equipment during the first six months of fiscal 1997 increased by $5,417,000 over the comparable period of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


prior year, primarily due to the plant capacity expansion programs at the Company's Conyers, Georgia and Leola, Pennsylvania facilities. The change in restricted cash resulted from the use of proceeds obtained from the Development Authority of Rockdale County Industrial Development Revenue Bonds, obtained in fiscal 1996, to finance the Company's expansion of the Conyers, Georgia plant.

         Net cash provided by financing activities was $12,738,000 for the six-month period ended July 31, 1996 compared to net cash used by financing activities of $2,664,000 for the comparable prior year period. The additional borrowings in the current year's six month period were used primarily for the funding of the aforementioned acquisitions. The reduction of long-term debt occurred primarily as a result of the Company's election to accelerate the retirement of the remaining term loan portion of its long-term debt during the first quarter of fiscal 1997.

         The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first six months of fiscal 1997 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1997 capital expenditures are expected to be approximately $17,000,000 for similar purposes.

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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its annual meeting of shareholders on July 25, 1996.

(b)       See Item 4(c) below.

(c) Each of David Beretta, Glenn M. Feit and John A. H. Shober was elected as a director by a vote of 5,418,755 for and 22,154 withheld. Alfred Weber was elected as a director by a vote of 5,418,405 for and 22,504 withheld. Warren A. Law was elected as a director by a vote of 5,418,705 for with 22,204 withheld. William Harral, III was elected as a director by a vote of 5,417,905 for with 23,004 withheld. Alan G. Lutz was elected as a director by a vote of 5,417,855 for and 23,054 withheld.

          The Charter Power Systems, Inc. 1996 Stock Option Plan was approved by a vote of 3,314,597 for and 1,040,970 against with 7,995 abstentions and 1,077,347 broker non-votes.

          The appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending January 31, 1997 was ratified by a vote of 5,431,909 for and 4,200 against, with 4,800 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Charter Power Systems, Inc. 1996 Stock Option Plan (filed herewith).

          10.2 Employment Agreement, dated as of April 1, 1996, and Pledge and Security Agreement and Reimbursement Agreement, each dated April 30, 1996, between Alfred Weber and the Company; Secured Promissory Note and Option Secured Promissory Note, each dated April 30, 1996, by Alfred Weber in favor of the Company (filed herewith).

          11.  Computation of per share earnings (filed herewith).

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:
          None

SIGNATURES
- -------------------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHARTER POWER SYSTEMS, INC.





September 13, 1996                         BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman, President and Chief
                                                    Executive Officer




September 13, 1996                         BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance and
                                                    Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Charter Power Systems, Inc. 1996 Stock Option Plan.

          10.2 Employment Agreement, dated as of April 1, 1996, and Pledge and Security Agreement and Reimbursement Agreement, each dated April 30, 1996, between Alfred Weber and the Company; Secured Promissory Note and Option Secured Promissory Note, each dated April 30, 1996, by Alfred Weber in favor of the Company.

          11.  Computation of per share earnings.

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information.

          27.  Financial Data Schedule.