Form 10-Q
period 1996-10-31
CHARTER POWER SYSTEMS INC
filed 1996-12-16
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

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

                 ______________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 13, 1996: 6,070,525

                           CHARTER POWER SYSTEMS, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                    Page No.

   Item 1 - Financial Statements

          Consolidated Balance Sheets -
          October 31, 1996 and January 31, 1996.................      3

          Consolidated Statements of Income -
          Three and Nine Months Ended October 31, 1996
           and 1995.............................................      5

          Consolidated Statements of Cash Flows -
          Nine Months Ended October 31, 1996 and 1995...........      6

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     14

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....     15

PART II. OTHER INFORMATION                                           18

SIGNATURES                                                           19

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                   (Unaudited)
                                                   October 31,       January 31,
                                                       1996             1996
                                                       ----             ----
ASSETS

Current assets:
      Cash and cash equivalents.................     $    662         $  5,472
      Restricted cash and cash equivalents......          657            5,402
      Accounts receivable, less allowance for
           doubtful accounts of $1,462 and
           $1,421, respectively.................       42,920           31,855
      Inventories...............................       41,363           35,227
      Deferred income taxes.....................        6,037            6,235
      Other current assets......................        1,343            1,367
                                                     --------         --------
                 Total current assets...........       92,982           85,558

Property, plant and equipment, net..............       50,532           39,375
Intangible and other assets, net................        5,445            3,287
Goodwill, net...................................       11,263            2,607
                                                     --------         --------
                 Total assets...................     $160,222         $130,827
                                                     ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........     $    506         $    200
      Accounts payable..........................       25,255           19,008
      Accrued liabilities.......................       15,892           13,513
      Other current liabilities.................        3,807            2,535
                                                     --------         --------
                 Total current liabilities......       45,460           35,256

Deferred income taxes...........................        3,488            2,750
Long-term debt..................................       32,154           15,417
Other liabilities...............................        8,709            8,478
                                                     --------         --------
                 Total liabilities..............       89,811           61,901
                                                     --------         --------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                   (Unaudited)
                                                    October 31,      January 31,
                                                       1996            1996
                                                       ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,540,226 and 6,326,176 shares
           issued, respectively..................          65               63
      Additional paid-in capital.................      39,203           36,283
      Minimum pension liability adjustment.......        (760)            (760)
      Treasury stock, at cost, 450,951 and
           57,400 shares, respectively ..........     (10,724)          (1,304)
      Notes receivable from stockholder,
           net of discount of $102...............      (1,619)            --
      Cumulative translation adjustment..........        (303)            --
      Retained earnings..........................      44,549           34,644
                                                     --------         --------
                 Total stockholders' equity......      70,411           68,926
                                                     --------         --------
                 Total liabilities and
                   stockholders' equity..........    $160,222         $130,827
                                                     ========         ========





        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Nine months ended
                                                       October 31,                        October 31,
                                                  1996             1995             1996             1995
                                                  ----             ----             ----             ----
Net sales............................           $76,576          $61,456         $210,753         $183,614
Cost of sales........................            58,314           46,712          162,089          139,754
                                                -------          -------         --------         --------
    Gross profit.....................            18,262           14,744           48,664           43,860
Selling, general and
     administrative expenses.........             9,326            7,056           25,422           21,503
Research and development
    expenses.........................             2,079            1,564            6,115            4,604
                                                -------          -------         --------         --------
    Operating income.................             6,857            6,124           17,127           17,753
Interest expense, net................               388              288              941              813
Other expense(income), net...........               (14)              17              113              272
                                                -------          -------         --------         --------
    Income before income taxes.......             6,483            5,819           16,073           16,668
Provision for income taxes...........             2,353            1,923            5,647            5,667
                                                -------          -------         --------         --------
    Net income.......................           $ 4,130          $ 3,896         $ 10,426         $ 11,001
                                                =======          =======         ========         ========
Net income per common and
    common equivalent share..........           $  0.65          $  0.60         $   1.60         $   1.71
                                                =======          =======         ========         ========
Weighted average common and
    common equivalent shares.........             6,359            6,443            6,503            6,424
                                                =======          =======         ========         ========
Dividends per share..................           $0.0275          $0.0275         $ 0.0825         $ 0.0825
                                                =======          =======         ========         ========


        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Nine months ended
                                                             October 31,
                                                          1996         1995*
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................    $10,426      $11,001
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............      6,422        4,750
          Deferred income taxes.....................        936          (90)
          Loss on disposal of assets................          9          175
          Changes in:
                Accounts receivable.................     (8,414)      (4,279)
                Inventories.........................      1,020       (9,536)
                Other current assets................       (388)        (425)
                Accounts payable....................      4,469        5,583
                Accrued liabilities.................        642        1,714
                Income taxes payable................      1,672         (271)
                Other current liabilities...........        780         (815)
                Other liabilities...................      1,222        1,127
          Other, net................................       (244)        (278)
                                                        -------      -------
Net cash provided by operating activities...........     18,552        8,656
                                                        -------      -------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net of cash
       acquired.....................................    (19,739)        --
    Acquisition of property, plant and equipment ...    (12,329)      (5,455)
    Change in restricted cash.......................      4,745           75
                                                        -------      -------
Net cash used by investing activities...............    (27,323)      (5,380)
                                                        -------      -------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................     (7,983)     (3,619)
    Proceeds from new borrowings....................     23,012       1,907
    Proceeds from issuance of common stock..........      1,096         544
    Payment of common stock dividends...............       (527)       (657)
    Purchase of treasury stock......................    (10,584)     (1,304)
    Note receivable from stockholder in
      connection with issuance of common stock......     (1,057)        --
                                                        -------      -------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          Nine months ended
                                                             October 31,
                                                          1996        1995*
                                                          ----        ----

Net cash provided (used) by financing activities....      3,957      (3,129)
                                                        -------      ------
Effect of exchange rate changes on cash.............          4          15
                                                        -------      ------
(Decrease) increase in cash and cash equivalents....     (4,810)        162
Cash and cash equivalents at beginning
   of period........................................      5,472       1,097
                                                        -------      ------
Cash and cash equivalents at end of period..........    $   662      $1,259
                                                        =======      ======

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid, net of amount capitalized............    $ 1,115      $1,078
Income taxes paid...................................      3,039       6,029


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses:
      Estimated fair value of assets acquired.......    $14,560      $  --
      Goodwill and identifiable intangible
        assets . ...................................     11,745         --
      Purchase price obligations....................     (1,203)        --
      Cash paid, net of cash acquired...............    (19,739)        --
                                                        -------      ------
      Liabilities assumed...........................    $ 5,363      $  --
                                                        =======      ======

Dividends declared but not paid.....................    $   167      $  --

Note receivable from stockholder in connection
  with issuance of common stock.....................    $   664      $  --

Fair market value of treasury stock issued to
  pension plans ....................................    $ 1,208      $  --

*     Reclassified for comparative purposes.


        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (UNAUDITED)

1.       INTERIM STATEMENTS

     The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1996. The January 31, 1996 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 1996 and the consolidated statements of income for the three and nine months ended October 31, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended October 31, 1996 and 1995. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.       INVENTORIES

         Inventories consisted of the following:
                                                    October 31,  January 31,
                                                       1996         1996
                                                       ----         ----

         Raw materials ...........................   $17,905      $14,033
         Work-in-progress ........................    12,044        9,357
         Finished goods ..........................    11,414       11,837
                                                     -------      -------
                                                     $41,363      $35,227
                                                     =======      =======
3.       INCOME TAXES

         A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        1996         1995
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.6          3.4
     Reduction in valuation allowance................     --         (3.8)
     Reduction of taxes provided in prior years......   (1.9)          --
     Foreign sales corporation ......................   (0.7)        (1.0)
     Other...........................................   (0.9)         0.4
                                                        ----         ----
                                                        35.1%        34.0%
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

5.       ACQUISITIONS

         Effective February 22, 1996 the Company acquired certain equipment and inventory of LH Research, Inc. used in its power supply business, along with all rights to the name "LH Research," for approximately $4,100, subject to certain adjustments. The Company used available cash to finance the acquisition.

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

5.       ACQUISITIONS (continued)

PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options.

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

                                                        Nine months
                                                      ended October 31,
                                                    1996             1995
                                                    ----             ----

     Net sales .........................         $212,676          $212,784
     Net income ........................           10,172             9,841
     Net income per common and
          common equivalent share ......         $   1.56          $   1.53

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Charter Power Systems, Inc.


We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of October 31, 1996, the related consolidated statements of income for the three and nine months ended October 31, 1996 and 1995 and the related consolidated statements of cash flows for the nine months ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 26, 1996

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company completed two acquisitions during the first quarter of fiscal 1996. Effective February 22, 1996, the Company purchased certain equipment and inventory of LH Research, Inc., ("LH") a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications. Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid approximately $5,200,000 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC, which together with shares previously acquired by the Company represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996 the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. Tucson, Arizona based PCC produces DC to DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

         Net sales for the  fiscal  1997 third  quarter  and nine  months  ended
October 31, 1996  increased  $15,120,000  or 25 percent  and  $27,139,000  or 15 percent, respectively, compared to the equivalent periods in fiscal 1996. Sales for the third quarter increased as a result of sales recorded by the Company's PCC and LH subsidiaries, coupled with higher telecommunication battery, UPS, control and motive power sales, partially offset by lower government and power supply sales. For the nine months ended October 31, 1996, sales also increased as a result of sales recorded by the Company's PCC and LH subsidiaries, and higher telecommunication battery and UPS sales, partially offset by lower motive power, power supply and control sales. Sales resulting from the acquisitions completed earlier this year were approximately $7,000,000 and $21,000,000 for the quarter and nine months ended October 31, 1996, respectively. On a company-wide basis, telecommunication-related sales were approximately 46 percent and 42 percent of total company sales for the nine-month period ended October 31, 1996 and 1995, respectively. Motive power product sales were up 11 percent for the current quarter due to higher volumes and prices, and were down 8 percent for the nine months ended October 31, 1996 due to lower volumes partially offset by higher prices.

         Gross profit increased $3,518,000 or 24 percent for the third quarter of fiscal 1997 and increased $4,804,000 or 11 percent for the nine-month period ended October 31, 1996. Gross margins were flat for the quarter and decreased to
23.1 percent from 23.8 percent for the year to date. Gross profit for the nine months ended October 31, 1996 were unfavorably impacted by two types of non-recurring charges in the second quarter: costs of relocating an electronics business from Seattle, Washington to Tucson, Arizona and Dunlap, Tennessee, and costs related to the failure of plastic casings used in Charter Power batteries.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

         Selling, general and administrative expenses for the three months ended October 31, 1996 were 12.2 percent of sales versus 11.5 percent for the comparable period of the prior year. For the nine-month period ended October 31, 1996 and 1995, selling, general and administrative expenses were 12.1 percent and 11.7 percent of sales, respectively.

         Research and development expenses increased $515,000 for the third quarter and $1,511,000 for the nine months ended October 31, 1996 primarily as a result of the acquisitions.

         Interest expense, net, increased for the quarter and nine months ended October 31, 1996 due to higher debt balances, partially offset by lower effective rates and higher capitalized interest related to the plant expansions at the Company's Conyers, Georgia and Leola, Pennsylvania locations.

         As a result of the above, income before income taxes increased 11 percent for the third quarter of fiscal 1997 and decreased 4 percent for the nine-month period ended October 31, 1996 versus the comparable periods of the prior year. Net income for the quarter increased 6 percent to $4,130,000 or 65 cents per share, while for the nine-month period, net income decreased 5 percent to $10,426,000 or $1.60 per share.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities increased 114 percent to $18,552,000 for the nine-month period ended October 31, 1996 compared to $8,656,000 in the comparable period of the prior year. This increase was primarily due to a decrease in inventory levels during the first nine months of fiscal 1997, versus an increase in inventory during the comparable prior year period, partially offset by a larger increase in accounts receivables resulting from higher sales during fiscal 1997. Also contributing to the increase was higher depreciation and amortization (primarily related to the aforementioned acquisitions), changes in deferred taxes due to the timing of the deductibility of exercised stock options, the timing of tax payments, and an increase in other current liabilities related to higher sales volumes and the recording of deferred revenue.

         Net cash used by investing activities totaling $27,323,000 for the nine-month period ended October 31, 1996 includes the purchase by the Company of PCC and certain equipment and inventory of LH for $19,739,000. Acquisition of property, plant and equipment during the first nine months of fiscal 1997 increased by $6,874,000 over the comparable period of the prior year, primarily due to the plant capacity expansion programs at the Company's Conyers, Georgia and Leola, Pennsylvania facilities. The change in restricted cash resulted from the use of proceeds obtained from the Development Authority of Rockdale County Industrial Development Revenue Bonds, obtained in fiscal 1996, to finance the Company's expansion of the Conyers, Georgia plant.

         Net cash provided by financing activities was $3,957,000 for the nine-month period ended October 31, 1996 compared to net cash used by financing activities of $3,129,000 for the comparable prior year period. The additional borrowings in the current year's nine-month period were used primarily for the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS continued)

funding of the aforementioned acquisitions, and the purchase of treasury stock. The reduction of long-term debt occurred primarily as a result of the Company's election to accelerate the retirement of the remaining term loan portion of its long-term debt during the first quarter of fiscal 1997.

         The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first nine months of fiscal 1997 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1997 capital expenditures are expected to be approximately $17,000,000 for similar purposes.

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

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          4.1 Fourth Amendment to Financing and Security Agreement dated September 3, 1996 (filed herewith).

          4.2  Fifth  Amendment  to  Financing  and  Security   Agreement  dated
               September 26, 1996 (filed herewith).

          11.  Computation of per share earnings (filed herewith).

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:
          None

SIGNATURES
-------------------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHARTER POWER SYSTEMS, INC.





December 16, 1996                         BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman, President and Chief
                                                    Executive Officer




December 16, 1996                         BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance and
                                                    Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

          4.1 Fourth Amendment to Financing and Security Agreement dated September 3, 1996.

          4.2  Fifth  Amendment  to  Financing  and  Security   Agreement  dated
               September 26, 1996.

          11.  Computation of per share earnings.

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information.

          27.  Financial Data Schedule.