Form 10-K
period 1997-01-31
CHARTER POWER SYSTEMS INC
filed 1997-05-01
CIK 808064

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                 TITLE OF CLASS
                                 --------------
                     Common Stock: par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes ( x ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 23, 1997: $163,605,778

     Number of shares outstanding of each of the Registrant's classes of common stock as of April 23, 1997: 6,087,425 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy Statement to be filed                 Part III
pursuant to  Regulation  14A  within 120       -----------------------------
days after the end of Registrant's fiscal      (Part of Form 10-K into which
year covered by this Form 10-K                   Document is incorporated.)
----------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I

  Item   1 Business..................................................         1
  Item   2 Properties................................................        11
  Item   3 Legal Proceedings.........................................        12
  Item   4 Submission of Matters to a Vote of
                   Security Holders..................................        12


PART II

  Item   5 Market for Registrant's Common Equity
                and Related Stockholder Matters......................        12
  Item   6 Selected Financial Data...................................        13
  Item   7 Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................        16
  Item   8 Financial Statements and Supplementary Data...............        20
  Item   9 Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...............        20

PART III

  Item  10 Directors and Executive Officers of the Registrant........        20
  Item  11 Executive Compensation....................................        20
  Item  12 Security Ownership of Certain Beneficial
                Owners and Management................................        20
  Item  13 Certain Relationships and Related Transactions............        20

PART IV

  Item  14 Exhibits, Financial Statement Schedules and
                Reports on Form 8-K..................................        21

SIGNATURES...........................................................        24

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.......       F-1

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

      In October 1992, the Company purchased substantially all of the assets and assumed certain liabilities of the manufacturing division of Ratelco, Inc. ("Ratelco"), a Seattle, Washington based manufacturer and distributor of power electronics equipment, used primarily in the regulated telecommunications power market. Ratelco also markets a nonregulated range of alarm and monitoring equipment for use with telecommunications power systems.

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

      Effective  January 24,  1995,  the Company  purchased  certain  assets and assumed certain liabilities from the switching power supply division of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

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

      Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid the indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. Tucson, Arizona based PCC produces DC-to-DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

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

      For fiscal 1997, 1996 and 1995 sales of standby power products accounted for 51.6%, 52.5% and 54.0% of the Company's sales (see "Business - Products and Customers"), respectively. For fiscal 1997, 1996 and 1995 sales of power supplies accounted for 24.4%, 17.9% and 12.8% of the Company's sales, respectively. For fiscal 1997, 1996 and 1995 sales of motive power products accounted for 24.0%, 29.6% and 33.2% of the Company's sales, respectively. The percentage of the Company's sales related to power supplies has increased as a result of acquisitions.

      The majority of the Company's standby power products are used in telecommunications applications such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and cellular mobile telephone systems. Other applications for the Company's standby power batteries include uninterruptible power supply ("UPS"), principally for computers and computer-controlled equipment, and as backup for support systems for submarines, missiles and other weapons systems. In addition, the Company supplies batteries and power electronics equipment for switchgear and instrumentation control systems for electric utilities.

      The majority of the Company's power supply products are sold to original equipment manufacturers ("OEMs"), of electronic products on either a custom, standard or modified standard basis. Power supplies are embedded in almost all electronic products and are used to convert incoming AC or DC voltage to the required level and quality of DC voltage.

      The majority of the Company's motive power products are used to provide the primary power source for forklift trucks and other materials handling vehicles. The balance are used in a variety of other applications, such as automated guided vehicle systems and airline ground support equipment. A significant portion of these sales include products and systems to recharge motive power batteries.

      The Company supplies certain of its standard standby power and motive power products to the U.S. Government. Company sales directly to the government have accounted for less than 5% of its sales during each of its last three fiscal years.

PRODUCTS AND CUSTOMERS

      RESERVE POWER SYSTEMS

      The Company is a leading producer of fully integrated reserve power systems, which monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Company also produces the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries. The Company's standby battery products are sold under the "C&D PowerCom" name.

     The Company manufactures and markets a wide range of power electronics to meet the needs of its customers. The Company's power electronics products consist principally of power rectifiers and distribution and monitoring equipment. The Company's power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage and apply the DC power to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, the Company's power control and distribution equipment distributes the rectified power at the appropriate power level for each of the applications.

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

      Telecommunications. The Company's major telecommunications customers include national long distance companies, Regional Bell Operating Companies, cellular system operators, personal communications services ("PCS") providers, paging systems and PBX telephoning locations using fiber optic cable, microwave transmission or traditional copper-wired systems.

      The Company has recently introduced several new modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty AGM Series Power Plant and the Liberty ACM Series Power Plant, integrate advanced rectifiers with maintenance free valve-regulated batteries.

      One of the Company's historically important telecommunications products has been the Round Cell reserve power battery, a flooded product which was originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. The Company or its predecessor has manufactured Round Cells for AT&T or Lucent Technologies, Inc. since 1972 and has been the exclusive manufacturer since 1982. AT&T spun off its equipment manufacturing operations into an independent company named "Lucent Technologies, Inc.," which began operations on October 1, 1996. Lucent Technologies, Inc. accounted for 4.0% of sales for the year ended January 31, 1997. Had Lucent Technologies, Inc. been an operating company for the full fiscal year, it would have accounted for 12.0% of net sales and AT&T would have accounted for 3.1% of net sales for the year ended January 31, 1997. No other customer accounted for more than 5% of the Company's sales during fiscal 1997 or 1996.

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

      EMBEDDED HIGH FREQUENCY SWITCHING POWER SUPPLIES

      The Company, through its International Power Systems ("IPS"), LH and PCC subsidiaries, collectively called "C&D Power Electronics," designs, manufactures and distributes custom, standard and modified standard electronic power supply systems built for large OEMs of telecommunications equipment, office products, computers and workstations. In addition, the Company manufactures rectifiers for reserve power applications that are sold under the "Ratelco" brand name.

      The Company's power supply systems incorporate advanced technology and are designed for dependable operation of the host equipment. The Company's power supply products include AC-to-DC power supplies, DC-to-DC converters and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. AC-to-DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications. DC-to-DC converters convert one constant voltage into another constant voltage. DC-to-DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors.

      In the telecommunications industry, the Company's power supplies are broadly used in voice and data telecommunications. The Company also produces power supplies for office copiers, workstations and other sophisticated computers.

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

      The Company offers two primary lines of motive power systems targeted at different niches: the C-2000 (formerly known as the C Line) and C-1500, for general materials handling applications, and the high energy density Suprema Line, which is designed for narrow aisle, high lift warehousing where battery size is restricted and energy demands are high. In addition, in 1994, the
Company introduced the SmartBattery, a microprocessor-based module for monitoring usage, charge levels and discharge cycles that is integrated into a motive power battery to extend its life cycle.

SALES, INSTALLATION AND SERVICING

     The sales, installation and servicing of the Company's power systems products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Each independent manufacturer's representative operates under a contract with the Company providing for compensation on a commission basis. The Company also provides engineering, furnishing and installation ("EF&I") directly to certain accounts.

      In addition to these networks of independent manufacturer's representatives, the Company maintains internal sales forces consisting of regional sales managers and product/market specialists. The regional managers are each responsible for managing a number of independent manufacturer's representatives and for developing longer-term supplier relationships with large OEMs and national accounts. The Company also maintains a separate sales force that sells directly to certain large customers.

     The Company also maintains several internal marketing departments in both the battery and electronics businesses. These departments manage the development of new products from the initial concept definition and management approval stage through the engineering, production and sales processes. These departments are also responsible for applications engineering and technical training of sales representatives. In addition, the marketing departments develop annual advertising plans that include a broad variety of media such as literature, magazines, video and audio tapes and computer software.

      The Company maintains branch sales offices in the United States, Canada and Europe, with the support of the Company's headquarters and service personnel, and has relationships with sales representatives or distributors in Malaysia, China, the Philippines, the Middle East, Europe, Mexico and most of Central and South America, including Brazil.

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

      The Company normally ships standby power products within two weeks to two months after order and motive power products within two days to four weeks after order. Power supplies are normally shipped one week to three months after order. The Company's order backlog at January 31, 1997 was $48,491,000 and at January 31, 1996 was $33,604,000. Approximately 69 percent of the increase over the prior year is due to the two acquisitions made during fiscal 1997. Virtually all of the January 31, 1997 backlog will be filled during fiscal 1998.

MANUFACTURING AND RAW MATERIALS

      The Company manufactures its products at eight domestic plants, two in Mexico and one in Europe. Most key product lines are manufactured at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

      In fiscal 1991, the Company began capacity expansion at several of its plants, which is continuing. In order to reduce costs and improve manufacturing efficiency, the Company closed its one Canadian plant and transferred those manufacturing operations to three of the Company's domestic facilities. Consolidation continued during fiscal 1994 with the Company consolidating the existing standby power electronics manufacturing at the Conshohocken facility into the Dunlap facility where the Company's motive power electronics products are manufactured. In addition, during fiscal 1997 the Company completed the process of moving product lines from the Seattle, Washington facility to the Dunlap, Tennessee and Nogales, Mexico facilities that was started in fiscal
1995. As a result, the Seattle, Washington manufacturing facility was closed during fiscal 1997.

       When the Company acquired the PowerSystems Division of ITT in fiscal 1995, it entered into an agreement pursuant to which a third party "shelter company" provides to IPS the Nogales, Mexico facility and employs Mexican staff and labor to assemble IPS's products.

      The principal raw materials used in the manufacture of the Company's products include lead, steel, copper, plastics and electronic components, all of which are generally available from multiple suppliers. Other than the required use of two suppliers of lead for the production of Round Cell batteries for Lucent Technologies, Inc., the Company uses a number of suppliers to satisfy its raw materials needs.

      During fiscal 1997 the Company has continued its program of ISO recognition. The Company is ISO 9001 certified at the Blue Bell, Pennsylvania Headquarters and Leola, Pennsylvania plant. In addition, the Company's IPS and PCC subsidiaries are ISO 9001 certified at their Tucson, Arizona and Mexican facilities, as well as PCC's Irish facility.

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

      In addition, the Company believes that it has certain competitive advantages in specific product lines. In reserve power systems, the Company believes that it is one of only two major North American companies that manufactures complete, integrated reserve power systems consisting of both electronics and batteries, its other major competitors manufacturing either electronics or batteries, but not both. In motive power, all of the Company's major competitors supply integrated power systems, but only the Company and one competitor manufacture both electronics and batteries. For both reserve and motive power systems, the Company believes that the ability to provide a single source for design, engineering, manufacturing and service is an important element in its competitive position. With respect to power supplies, the Company believes that it is among a small group of large competitors in this fragmented industry.

      When lead prices rise, certain of the Company's competitors that own smelting operations may have lower lead costs than the Company. However, when lead prices decline, the high fixed costs associated with these operations may provide the Company with a cost advantage.

RESEARCH AND DEVELOPMENT

      The Company maintains extensive technology departments concentrating on electrochemical and electronics technologies. Their focus is on the development of new, standard and custom products (including custom power supplies), the ongoing development and improvement of existing products, sustaining engineering, production engineering (including quality testing and managing the expansion of production capacity) and the evaluation of competitive products. The Company's research and development facilities feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing areas in order to better meet the needs of customers.

      The Company continues to develop new products in all areas of its business. During fiscal 1997, the Company extended its range of telecom products with the introduction of a family of medium powered high frequency rectifiers. The Company also introduced variants of the "VXP family" of high density DC-to-DC converters.

INTERNATIONAL OPERATIONS

      The Company sells the full range of its motive and standby power products in Canada through its network of independent Canadian representatives and one branch office. Canadian operations accounted for less than 5% of the Company's sales for the last three fiscal years.

      In addition, the Company manufacturers a large portion of its power supplies in Nogales, Sonora, Mexico through a shelter company and in Agua Prieta, Sonora, Mexico for ultimate sale in the United States and Europe. The Company has no significant sales in Mexico. Power supplies are also manufactured by the Company in Shannon, Ireland.

PATENTS AND TRADEMARKS

      The Company follows a policy of applying for patents on new inventions and designs and actively pursuing pending and future patent applications. The Company would aggressively assert infringement claims when, in the judgment of the Company, this is warranted. The Company believes that the growth of its business will depend primarily upon the quality of its products and its relationships with its customers, rather than the extent of its patent protection. While the Company believes that patents are important to its business operations, the loss of any single or several patents would not have a material adverse effect on the Company. During fiscal 1997, the Company continued to prosecute United States and foreign applications which had been previously filed.

      The Company regards its trademarks C&D, C&D POWERCOM, LIBERTY, LIBERTY SERIES, RATELCO and POWER CONVERTIBLES as being of substantial value in the marketing of its products. The Company has registered its C&D, C&D POWERCOM, LIBERTY, LIBERTY SERIES, RATELCO and POWER CONVERTIBLES trademarks in the United States Patent and Trademark Office and the Company also has applications pending for registrations of other trademarks in the United States. The Company's trademarks include COMPUCHARGE, ELITE, FERRO FIVE, GUARDIAN, GUARDSMAN, RANGER, RANGERNET and SCOUT.

EMPLOYEES

      At January 31, 1997 the Company had 2,020 employees. Of these employees, 1,582 were employed in manufacturing and 438 were employed in field sales, technical, manufacturing support, sales support, marketing and administrative activities. In addition, the Company is provided the services of approximately 334 employees in a Mexican shelter company for its Nogales, Sonora, Mexico manufacturing facility.

      The Company's management considers its employee relations to be satisfactory. Employees in five plants are not represented by a union. Employees at the other three plants are represented by three different unions under collective bargaining agreements.

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

      The Company's Conyers, Georgia facility was listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly stormwater runoff, has been excavated and disposed of by the Company, and a hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed and the final remediation report will be submitted to the state by June 1, 1997. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

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

ITEM 2.  PROPERTIES

      Set forth below is certain information, as of January 31, 1997, with respect to the Company's principal properties. The Company's interest in all of its properties is subject to liens securing its bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                    SQUARE           PRODUCTS MANUFACTURED
   LOCATION                         FOOTAGE          AT OR USE OF FACILITY
   --------                         -------          ---------------------

                            UNITED STATES PROPERTIES
                            ------------------------

MANUFACTURING:

   Attica, Indiana................. 196,000  Large standby power batteries and motive power batteries
   Conshohocken, Pennsylvania...... 130,000  Metal trays, metal racks and cabinets, battery R&D laboratories,
                                             distribution center
   Conyers, Georgia................ 161,000  Small standby power batteries
   Dunlap, Tennessee...............  73,000  Motive power and standby power electronics products, cabinets and
                                             metal racks
   Huguenot, New York.............. 148,000  Motive power batteries
   Leola, Pennsylvania............. 187,000  Large standby power batteries
   Tucson, Arizona.................  25,000  Power converters, cellular phone battery chargers
   Costa Mesa, California..........  33,000  Power supplies

OTHER:

   Blue Bell, Pennsylvania.........  31,000  World headquarters
   Tucson, Arizona.................  45,000  Headquarters of International Power
                                             Systems, Inc. and electronics R&D
                                             laboratories

                            INTERNATIONAL PROPERTIES
                            ------------------------

MANUFACTURING:

   Agua Prieta, Sonora, Mexico.....  27,000  Power converters, cellular phone battery chargers
   Nogales, Sonora, Mexico.........  83,000  Power supplies
   Shannon, Ireland................  19,000  Power converters

OTHER:

   Mississauga, Ontario, Canada ...  20,000  Canadian branch headquarters, sales office and distribution center

      The Company owns its Attica, Conyers, Leola and Conshohocken properties. The Huguenot property is leased under an industrial revenue bond financing arrangement entitling the Company to purchase the property for a nominal amount at the end of the term of the related financing. In connection with the Acquisition, Allied agreed to pay the principal and interest due under this financing arrangement. The Nogales property is made available through a shelter company in Mexico. The Blue Bell, Dunlap, Mississauga, Tucson, Costa Mesa, Shannon, and Agua Prieta facilities and the Company's branch sales offices are leased. The lease of the Dunlap property terminates in January 2004. The Company has an option to purchase the Dunlap property during the lease term for $1,160,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock began trading on The New York Stock Exchange on December 20, 1996 under the symbol CHP. From October 27, 1995 through December 19, 1996, the Common Stock was traded on the Nasdaq National Market under the symbol CHTR. Prior to October 27, 1995 the Common Stock was listed and principally traded on the American Stock Exchange (the "AMEX"), under the symbol CHP. The approximate number of beneficial and registered record holders of the Company's Common Stock on April 23, 1997 was 2,385.

      The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the AMEX through October 26, 1995, the Nasdaq National Market from October 27, 1995 through December 19, 1996, and the New York Stock Exchange thereafter. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                          YEAR ENDED
                                    ----------------------

                           JANUARY 31, 1997        JANUARY 31, 1996
                           ----------------        ----------------

    FISCAL QUARTER          HIGH       LOW          HIGH       LOW
    --------------          ----       ---          ----       ---

    First Quarter........  $29  3/4   $25          $22        $19 1/4
    Second Quarter.......   36         17 1/4       25  1/4    19 7/8
    Third Quarter........   26  1/4    20           31  3/4    24 1/8
    Fourth Quarter.......   35         24           29         24

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

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected historical financial data for the periods indicated have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements for fiscal 1997, 1996 and 1995, which appear elsewhere herein.

                                                                           FISCAL YEAR
                                                 ---------------------------------------------------------------
                                                   1997(7)      1996(6)       1995(5)        1994        1993(4)
                                                 ---------     --------      --------      --------     --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net sales...................................     $286,907      $242,422     $200,009       $162,005       $134,064
Cost of sales...............................      219,819       185,808      154,464        123,560        105,387
                                                  -------       -------      -------        -------        -------
  Gross profit..............................       67,088        56,614       45,545         38,445         28,677
Selling, general and
  administrative expenses...................       34,499        27,781       24,796         23,121         22,184
Research and development
  expenses..................................        8,143         6,196        5,284          2,746          2,161
Restructuring charges (1)...................          -             -            -              -            3,106
                                                  -------       -------      -------        -------        -------
  Operating income..........................       24,446        22,637       15,465         12,578          1,226

Interest expense, net.......................        1,396         1,063        1,222          1,003          1,022
Other (income) expense, net.................           (8)          423          310            809            522
                                                  -------       -------      -------        -------        -------
  Income (loss) before income taxes
    and cumulative effect of change
    in accounting principle.................       23,058        21,151       13,933         10,766           (318)
Provision for income taxes..................        8,121         7,107        4,556          4,359            319
                                                  -------       -------      -------        -------        -------
  Income (loss) before cumulative
    effect of change in
    accounting principle....................       14,937        14,044        9,377          6,407           (637)
Cumulative effect of change
  in accounting principle (2)...............          -             -            -              -            1,074
                                                  -------       -------      -------        -------        -------
  Net income (loss).........................     $ 14,937      $ 14,044     $  9,377       $  6,407       $ (1,711)
                                                  =======       =======      =======        =======        =======
Income (loss) before cumulative effect
   of change in accounting principle
   per common and common
   equivalent share (3).....................     $   2.32      $   2.18     $   1.51       $   1.08       $   (.11)
Cumulative effect of change in
  accounting principle per common
  and common equivalent share (3) ..........          -             -            -              -             (.18)
                                                  -------       -------      -------        -------        -------
Net income (loss) per common and
  common equivalent share (3)...............     $   2.32      $   2.18     $   1.51       $   1.08       $   (.29)
                                                  =======       =======      =======        =======        =======

Dividends per common share..................     $    .11      $    .11     $    .11       $    .11       $    .11
                                                  =======       =======      =======        =======        =======

BALANCE SHEET DATA:

Working capital.............................     $ 45,436      $ 50,302     $ 27,746       $ 18,556       $  15,698
Total assets................................      159,973       130,827      112,137         93,255          97,633
Short-term debt (exclusively current
   portion of long-term debt)...............          476           200        3,670          3,121           4,263
Long-term debt..............................       29,351        15,417       14,183         11,149          20,643
Stockholders' equity........................       74,906        68,926       51,722         41,031          33,146

                                             (footnotes begin on following page)

      (1) In fiscal 1993, the Company recorded a provision of $2,048 for costs related to the rationalization of the Company's standby power electronics business resulting from the Ratelco acquisition. The Company also recorded a provision of $1,058 primarily consisting of severance and other related costs attributable to a restructuring of management.

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

      (3) Based on  6,439,165,  6,451,289,  6,210,793,  5,922,511  and 5,840,832
weighted average shares outstanding and the effect of shares issuable under stock options based on the treasury stock method for fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

      (4) Effective October 31, 1992, the Company acquired substantially all of the assets of the Ratelco Manufacturing Division of Ratelco, Inc., a manufacturer of power electronics equipment, for cash and the assumption of certain liabilities. The Company has accounted for the acquisition under the purchase method. The excess of net assets over the purchase price was immaterial.

      (5) Effective March 29, 1994, the Company, through its subsidiary, IPS, acquired for cash, certain assets and assumed specific liabilities of the custom power supply business of ITT PowerSystems Corporation. See notes to consolidated financial statements.

      (6) Effective January 24, 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components. See notes to consolidated financial statements.

      (7) Effective February 22, 1996, the Company's wholly owned subsidiary, IPS, acquired substantially all the assets of LH, a producer and marketer of standard power supply systems for the electronics industry. Effective March 12, 1996, the Company acquired from Burr-Brown Corporation, its entire interest in PCC consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid the indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. PCC produces battery chargers for cellular phones and DC-to-DC converters used on communications, computer, medical, industrial and instrumentation markets. See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ECONOMY AND SHIFT IN CUSTOMER DEMAND

      During fiscal 1997 continued improved economic conditions resulted in higher demand for the Company's standby power products. In the telecommunications market, the continuing shift in customer demand from the flooded battery products was reflected in the growth in sales of Liberty 2000, a premium valve-regulated battery.

RAW MATERIAL PRICING AND PRODUCTIVITY

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of the Company's industrial batteries and electronics products and, accordingly, represent a significant portion of the Company's materials costs. During fiscal 1997, 1996 and 1995, North American producer prices of lead have been rising, averaging $.50, $.44 and $.38/lb., respectively. The price of lead is currently at its highest level since fiscal 1991.

      In the early part of fiscal 1997 there were shortages of semiconductor components used widely in the Company's electronic products, but these shortages eased by the end of the second quarter.

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

                                                              FISCAL YEAR
                                                              -----------

                                                         1997     1996    1995
                                                         ----     ----    ----

      Net sales.......................................   100.0%   100.0%  100.0%
      Cost of sales...................................    76.6     76.6    77.2
                                                         -----    -----   -----

        Gross profit..................................    23.4     23.4    22.8

      Selling, general and administrative expenses....    12.0     11.5    12.4
      Research and development expenses...............     2.9      2.6     2.7
                                                         -----    -----   -----

        Operating income..............................     8.5      9.3     7.7

      Interest expense, net ..........................     0.5      0.4     0.6
      Other expense, net..............................     0.0      0.2     0.1
                                                         -----    -----    -----

        Income before income taxes....................     8.0      8.7     7.0

      Provision for income taxes......................     2.8      2.9     2.3
                                                         -----    -----   -----

        Net income....................................     5.2%     5.8%   4.7%
                                                         =====    =====   ====

FISCAL 1997 COMPARED TO FISCAL 1996

      Net sales for fiscal 1997 increased $44,485,000 or 18 percent to $286,907,000 from $242,422,000 in fiscal 1996. Approximately $29,000,000 of this increase was related to sales recorded by the Company's PCC and LH subsidiaries which were both acquired during the first quarter of fiscal 1997. The balance of the increase was primarily due to higher telecommunications and UPS sales, partially offset by lower motive power sales and lower power supply sales by the Company's IPS subsidiary. On a company-wide basis, fiscal 1997 telecommunication-related sales were approximately 46 percent of total Company sales versus 44 percent for fiscal 1996. Motive power sales were down four percent due to lower volumes partially offset by higher prices.

      Gross profit increased $10,474,000 or 19 percent to $67,088,000 from $56,614,000 in the prior fiscal year, primarily as a result of higher sales volumes. Gross margins for fiscal 1997 and 1996 were flat at 23.4 percent.

      Selling, general and administrative expenses increased $6,718,000 primarily as a result of the acquisition of PCC and LH, including the amortization of goodwill and other intangible assets related to the acquisitions. In addition, non-acquisition selling expenses increased primarily due to higher payroll costs, warranty, advertising, rental and consulting expenses.

      Research and development expenses increased $1,947,000 to $8,143,000 for fiscal 1997 primarily as a result of the acquisition of PCC and LH, and remained proportional to sales at approximately three percent of sales for fiscal 1997 and fiscal 1996.

      Interest expense, net, increased 31 percent from fiscal 1996 to fiscal 1997 due to higher debt balances related to the above acquisitions and a stock repurchase program, partially offset by lower effective rates and higher capitalized interest related to the plant expansions at the Company's Conyers, Georgia and Leola, Pennsylvania locations.

      Other expense, net, decreased $431,000 from fiscal 1996 to fiscal 1997 primarily as a result of higher nonoperating income.

      Income tax expense increased $1,014,000 due to higher operating income and the absence in fiscal 1997 of a decrease in the valuation allowance, partially offset by the favorable tax effect of the Company's foreign operations. The fiscal 1996 decrease in the valuation allowance related to the revaluation of the stock option compensation deferred tax asset due to increases in the price of the Company's common stock.

      As a result of the above, net income increased six percent from fiscal 1996 to $14,937,000 or $2.32 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash flows provided by operating activities increased 72 percent to $25,737,000 in fiscal 1997 compared to $14,975,000 in fiscal 1996. This increase was primarily due to a decrease in inventory levels during fiscal 1997, versus an increase in inventory during the prior year, partially offset by a larger increase in accounts receivables resulting from higher sales during fiscal 1997. Also contributing to the increase was higher depreciation and amortization (primarily related to the aforementioned acquisitions and expansions at the Company's Conyers, Georgia and Leola, Pennsylvania plants), the timing of tax payments, and an increase in other current liabilities primarily related to higher sales volumes.

      Net cash used by investing activities totaling $30,651,000 for fiscal 1997 includes the purchase by the Company of PCC and certain equipment and inventory of LH for $19,739,000. Acquisition of property, plant and equipment during fiscal 1997 increased by $8,385,000 over the prior year, primarily due to the plant capacity expansion programs at the Company's Conyers, Georgia and Leola, Pennsylvania facilities. Fiscal 1997 net proceeds from the disposal of property, plant and equipment was lower than that in fiscal 1996, which included the sale of the Company's headquarters building located in Plymouth Meeting, Pennsylvania. The change in restricted cash resulted from the use of proceeds obtained from the Development Authority of Rockdale County Industrial Development Revenue Bonds, obtained in fiscal 1996, to finance the Company's expansion of the Conyers, Georgia plant.

      Net cash used by financing activities increased to $385,000 in fiscal 1997, an increase of $309,000 from the prior year. The additional borrowings in fiscal 1997 were used primarily for the funding of the aforementioned acquisitions and the purchase of stock in a stock repurchase program. The reduction of long-term debt occurred primarily as a result of the Company's election to accelerate the retirement of the remaining term loan portion of its long-term debt during the first quarter of fiscal 1997.

      The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Fiscal 1997 capital expenditures were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1998 capital expenditures are expected to be approximately $16,000,000 for similar purposes.

      The Company has been notified that it is a potentially responsible party and has responded to requests for information relating to various Third Party Facilities (see note 8[B] of the notes to consolidated financial statements).

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS No. 128.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 during the first quarter of 1997. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

      The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

      (1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT ON FORM 10-K:

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 1997 and 1996

            Consolidated Statements of Income for the years ended January 31, 1997, 1996 and 1995

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

      (2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS INCLUDED IN THIS REPORT ON FORM 10-K:

            CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES for the years ended January 31, 1997, 1996 and 1995

            Report of Independent Accountants on Schedule

            II.      Valuation and Qualifying Accounts

      (3) EXHIBITS:

          3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-10889).

          3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

          4.1 Financing and Security Agreement dated as of September 26, 1994 among NationsBank, N.A., CoreStates Bank, N.A., National Westminster Bank, NJ and Charter Power Systems, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 1994); First Amendment thereto dated December 13, 1995 and Second Amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996); Third Amendment thereto dated March 13, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on

               Form 10-Q for the quarter ended April 30, 1996); Fourth Amendment thereto dated September 3, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996); Fifth Amendment thereto dated September 26, 1996 (incorporated by reference to Exhibit
               4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996).

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

         10.5 C&D Charter Power Systems, Inc. Pension Plan for Salaried Employees as restated and amended (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

         10.6 Charter Power Systems, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
               1996).

         10.7 Registration Rights Agreement dated May 30, 1989, between Weber and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Employment Agreement, dated as of April 1, 1996, and Pledge and Security Agreement and Reimbursement Agreement, each dated April 30, 1996, between Alfred Weber and the Company; Secured Promissory Note and Option Secured Promissory Note, each dated April 30, 1996, by Alfred Weber in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
               1996).

         10.8 Employment Agreement dated January 26, 1990, between Leslie Holden and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
               1995).

         10.9 Agreement dated March 28, 1994, between C&D Charter Power Systems, Inc. and AT&T (incorporated by reference to Exhibit
               10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

         10.10 Employment Agreement dated March 1, 1994 between A. Gordon Goodyear and the Company (incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
               1995).

         10.11 Employment Agreement dated April 3, 1995 between Stephen E. Markert, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

         10.12 Employment Agreement dated April 3, 1995 between A. T. (Paul) Kambouroglou and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

         10.13 Employment Agreement dated August 15, 1995 between Stephen Weglarz, Esq. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995).

         10.14 Charter Power Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

         21    Subsidiaries of the Company (filed herewith).

         23    Consent of Independent Accountants (filed herewith).

         27    Financial Data Schedule (filed herewith).

         99.1 Additional undertaking in connection with the Company's Registration Statement on Form S-8 No. 33-31978 (filed November 7, 1989), the Company's Registration Statement on Form S-8, No. 33-71390 (filed October 27, 1993), the Company's Registration Statement on Form S-8, No. 33-86672 (filed November 23, 1994) and the Company's Registration Statement on Form S-8 No. 333- 17979, (filed December 16, 1996).

The registrant undertakes to furnish the Commission with a copy of certain agreements which are not being filed in accordance with Item 601(b)(4)(iii) of Regulation S-K.

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

                                              CHARTER POWER SYSTEMS,
                                              INC.

     April 29, 1997                            By: /s/ ALFRED WEBER
                                                   ----------------
                                                   Alfred Weber
                                                   Chairman, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                    DATE

/s/ ALFRED WEBER                 Chairman, President and        April 29, 1997
---------------------------      Chief Executive Officer
    Alfred Weber

/s/ STEPHEN E. MARKERT, JR.      Vice President Finance         April 29, 1997
---------------------------      and Treasurer (Principal
    Stephen E. Markert, Jr.      Financial and Accounting
                                 Officer

/s/ KEVIN P. DOWD                Director                       April 29, 1997
---------------------------
     Kevin P. Dowd

/s/ GLENN M. FEIT                Director                       April 29, 1997
---------------------------
    Glenn M. Feit

/s/ WILLIAM HARRAL, III          Director                       April 29, 1997
---------------------------
    William Harral, III

/s/ WARREN A. LAW                Director                       April 29, 1997
---------------------------
    Warren A. Law

/s/ ALAN G. LUTZ                 Director                       April 29, 1997
---------------------------
     Alan G. Lutz

/s/ JOHN A. H. SHOBER            Director                       April 29, 1997
---------------------------
    John A. H. Shober

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
     CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES

                                                                        PAGE
                                                                        ----

      Report of Independent Accountants........................          F-2

      Consolidated Balance Sheets as of
        January 31, 1997 and 1996..............................          F-3

      Consolidated Statements of Income
        for the years ended January 31, 1997,
        1996 and 1995..........................................          F-4

      Consolidated Statements of
        Stockholders' Equity for the years
        ended January 31, 1997, 1996 and 1995..................          F-5

      Consolidated Statements of Cash Flows
        for the years ended January 31, 1997,
        1996 and 1995..........................................          F-6

      Notes to Consolidated Financial Statements...............          F-8


FINANCIAL STATEMENT SCHEDULE
     CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES

     For the years ended January 31, 1997, 1996 and 1995

      Report of Independent Accountants on Schedule............          S-1

      Schedule II.  Valuation and Qualifying Accounts..........          S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Charter Power Systems, Inc.

We have audited the accompanying consolidated balance sheets of Charter Power Systems, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charter Power Systems, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
----------------------------


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 14, 1997

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                                             1997         1996
                                                             ----         ----
ASSETS

Current assets:
   Cash and cash equivalents ...........................  $    952    $   5,472
   Restricted cash and cash equivalents.................         1        5,402
   Accounts receivable, less allowance for doubtful
       accounts of $1,414 in 1997 and $1,421 in 1996....    41,682       31,855
   Inventories..........................................    38,943       35,227
   Deferred income taxes................................     7,315        6,235
   Other current assets.................................       437        1,367
                                                           -------      -------
       Total current assets.............................    89,330       85,558
Property, plant and equipment, net......................    52,469       39,375
Intangible and other assets, net........................     6,208        3,287
Goodwill, net...........................................    11,966        2,607
                                                           -------      -------
       Total assets.....................................  $159,973     $130,827
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt....................  $    476     $    200
   Accounts payable.....................................    23,730       19,008
   Accrued liabilities..................................    14,468       13,513
   Other current liabilities............................     5,220        2,535
                                                           -------      -------
       Total current liabilities........................    43,894       35,256
Deferred income taxes...................................     3,923        2,750
Long-term debt..........................................    29,351       15,417
Other liabilities.......................................     7,899        8,478
                                                           -------      -------
       Total liabilities................................    85,067       61,901
                                                           -------      -------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 10,000,000 shares
       authorized; 6,547,476 and 6,326,176 shares
       issued in 1997 and 1996, respectively............        65           63
   Additional paid-in capital...........................    39,326       36,283
   Minimum pension liability adjustment.................      (136)        (760)
   Treasury stock, at cost, 470,551 and 57,400 shares
       in 1997 and 1996, respectively...................   (11,232)      (1,304)
   Notes receivable from stockholder, net of
       discount of $85..................................    (1,636)          -
   Cumulative translation adjustment....................      (374)          -
   Retained earnings ...................................    48,893       34,644
                                                           -------      -------
       Total stockholders' equity.......................    74,906       68,926
                                                           -------      -------
       Total liabilities and stockholders' equity.......  $159,973     $130,827
                                                           =======      =======

                 See notes to consolidated financial statements.
                                       F-3

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED JANUARY 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            1997         1996         1995
                                            ----         ----         ----


Net sales.............................    $286,907     $242,422     $200,009
Cost of sales.........................     219,819      185,808      154,464
                                           -------      -------      -------
   Gross profit.......................      67,088       56,614       45,545

Selling, general and administrative
   expenses...........................      34,499       27,781       24,796
Research and development expenses.....       8,143        6,196        5,284
                                           -------      -------      -------
   Operating income...................      24,446       22,637       15,465

Interest expense, net.................       1,396        1,063        1,222
Other (income) expense, net...........          (8)         423          310
                                           -------      -------      -------
   Income before income taxes.........      23,058       21,151       13,933

Provision for income taxes............       8,121        7,107        4,556
                                           -------      -------      -------
   Net income ........................    $ 14,937     $ 14,044     $  9,377
                                           =======      =======      =======

Net income per common and common
   equivalent share:

   Primary............................    $   2.32     $   2.18      $  1.51

   Assuming full dilution.............    $   2.32     $   2.18       $ 1.50
















                 See notes to consolidated financial statements.
                                       F-4

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Minimum                         Notes
                                  Common Stock  Additional   Pension     Treasury Stock    Receivable  Cumulative
                                 ---------------  Paid-In   Liability   ----------------      From     Translation Retained
                                Shares    Amount  Capital   Adjustment  Shares    Amount  Stockholders  Adjustment Earnings
                                ------    ------  -------   ----------  ------    ------  ------------  ---------- --------
Balance as of January 31,
  1994.......................  5,837,416   $58    $30,090                                    $(1,656)             $12,539
Net income...................                                                                                       9,377
Dividends to stockholders,
  $.11 per share.............                                                                                        (651)
Stock option compensation....                         717
Tax effect relating to stock
  options exercised..........                         141
Stock options exercised......    133,625     2      1,105
                               ---------    --     ------       ----    -------     -------   ------      ----     ------
Balance as of January 31,
  1995.......................  5,971,041    60     32,053                                     (1,656)              21,265

Net income...................                                                                                      14,044
Dividends to stockholders,
  $.11 per share.............                                                                                        (665)
Principal payments on stock-
  holder notes...............                                                                  1,656
Tax effect relating to stock
  options exercised..........                       1,426
Minimum pension liability
  adjustment.................                                  $(760)
Purchase of common stock.....                                           (57,400)$  (1,304)
Issuance of common stock.....     50,000              667
Stock options exercised......    305,135     3      2,137
                               ---------    --     ------       ----    -------   -------     ------      ----     ------
Balance as of January 31,
  1996.......................  6,326,176    63     36,283       (760)   (57,400)   (1,304)       -                 34,644

Net income...................                                                                                      14,937
Dividends to stockholders,
  $.11 per share.............                                                                                        (688)
Notes receivable
  from stockholder...........                                                                 (1,721)
Discount on notes receivable
  from stockholder...........                                                                    137
Amortization of discount on
  stockholder notes..........                                                                    (52)
Tax effect relating to stock
  options exercised..........                       1,151
Minimum pension liability
  adjustment.................                                    624
Cumulative translation
  adjustment.................                                                                            $(374)
Purchase of common stock.....                                          (464,569)  (11,092)
Issuance of common stock.....                          44                51,418     1,164
Stock options exercised......    221,300     2      1,848
                               ---------    --     ------       ----    -------   -------     ------      ----     ------
Balance as of January 31,
  1997.......................  6,547,476   $65    $39,326      $(136)  (470,551) $(11,232)   $(1,636)    $(374)   $48,893
                               =========    ==     ======       ====   ========   =======     ======      ====     ======

                 See notes to consolidated financial statements.
                                       F-5

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                                         1997           1996           1995*
                                                         ----           ----           -----

Cash flows provided (used) by operating activities:
  Net income.........................................  $14,937        $14,044       $  9,377
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization....................    8,494          6,109          6,892
    Deferred income taxes ...........................      (47)        (1,237)           (43)
    Loss (gain) on disposal of assets................       80            428           (175)
    Stock option compensation........................      -              -              717
    Changes in:
        Accounts receivable..........................   (7,188)        (1,570)        (8,548)
        Inventories..................................    2,898         (8,341)         1,560
        Other current assets.........................      163            (56)          (115)
        Accounts payable.............................    2,943          3,405          2,008
        Accrued liabilities..........................     (802)         1,600            922
        Income taxes payable.........................    3,004            670         (1,282)
        Other current liabilities....................    1,257           (794)        (2,372)
        Other liabilities............................      412          1,143          1,313
    Other, net.......................................     (414)          (426)          (188)
                                                        ------         ------         ------
Net cash provided by operating activities............   25,737         14,975         10,066
                                                        ------         ------         ------
Cash flows provided (used) by investing activities:
  Acquisition of businesses, net.....................  (19,739)           -           (8,038)
  Acquisition of property, plant and equipment.......  (16,322)        (7,937)        (7,650)
  Proceeds from disposal of property,
    plant and equipment .............................        9          2,579            551
  Change in restricted cash..........................    5,401         (5,327)           385
                                                        ------         ------         ------
Net cash used by investing activities................  (30,651)       (10,685)       (14,752)
                                                        ------         ------         ------
Cash flows provided (used) by financing activities:
   Repayment of long-term debt.......................   (8,291)        (8,669)       (18,956)
   Proceeds from new borrowings......................   20,333          6,500         21,414
   Financing costs of long-term debt.................      -             (257)          (471)
   Issuance of note receivable to stockholder........   (1,057)           -              -
   Repayment of notes receivable from stockholders...      -            1,656            -
   Proceeds from issuance of common stock, net.......    1,186          2,807          1,107
   Purchase of treasury stock........................  (11,092)        (1,304)           -
   Payment of common stock dividends.................     (694)          (657)          (647)
                                                       -------         ------         ------
Net cash provided by financing activities............      385             76          2,447
                                                       -------         ------         ------
Effect of exchange rate changes on cash..............        9              9            (25)
                                                       -------         ------         ------
(Decrease) increase in cash and cash equivalents.....   (4,520)         4,375         (2,264)
Cash and cash equivalents at beginning of year.......    5,472          1,097          3,361
                                                       -------         ------         ------
Cash and cash equivalents at end of year.............  $   952        $ 5,472       $  1,097
                                                        ======         ======         ======

* Reclassified for comparative purposes

                 See notes to consolidated financial statements.
                                       F-6

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)



                                           1997          1996            1995*
                                           ----          ----            -----

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

     Interest paid, net...............  $  1,593        $1,419        $  1,291

     Income taxes paid  ..............  $  5,378        $7,674        $  5,880



SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Acquired businesses:
     Estimated fair value of
       assets acquired................  $13,544         $   -         $10,594
     Goodwill and identifiable
       intangible assets..............   12,655             -           2,037
     Purchase price obligations.......   (1,358)            -          (1,125)
     Cash paid, net of cash acquired..  (19,739)            -          (8,038)
                                         ------          -----         ------
     Liabilities assumed..............  $ 5,102         $   -         $ 3,468
                                         ======          =====         ======
Dividends declared but not paid.......  $   167         $  172        $   164

Note receivable from stockholder in
  connection with issuance of common
  stock...............................  $   664         $   -         $   -
Fair market value of treasury stock
  issued to pension plans.............  $ 1,208         $   -         $   -

* Reclassified for comparative purposes













                 See notes to consolidated financial statements.
                                       F-7

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

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

      FOREIGN CURRENCY TRANSLATION:

      Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Transaction gains (losses) included in income for the years ended January 31, 1997, 1996 and 1995 were not material.

      DERIVATIVE FINANCIAL INSTRUMENTS:

      Derivative financial instruments are utilized by the Company to reduce foreign exchange and interest rate risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue financial instruments for trading purposes and it prohibits the use of derivatives for speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $7,577 and $4,761 at January 31, 1997 and 1996, respectively.

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

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INTANGIBLE AND OTHER ASSETS, NET:

      Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 14) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to ten years. Accumulated amortization as of January 31, 1997 and 1996 was $1,687 and $946, respectively.

      GOODWILL, NET:

      Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 10 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and cash flows. The Company believes that no impairment of goodwill existed at January 31, 1997. Accumulated amortization as of January 31, 1997 and 1996 was $1,356 and $830, respectively.

      IMPAIRMENT OF ASSETS:

      In the fiscal year ended January 31, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

      ACCRUED LIABILITIES:

      Included in accrued liabilities as of January 31, 1997 and 1996 are $2,413 and $2,216 of accrued vacation, $2,087 and $1,642 of accrued sales commissions and $3,042 and $2,675 of accrued workers compensation insurance, respectively.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      OTHER LIABILITIES:

      The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $3,106 and $2,007 are included in other current liabilities and $4,215 and $4,234 are included in other liabilities as of January 31, 1997 and 1996, respectively.

      INCOME TAXES:

      The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

      NET INCOME PER SHARE:

      Net income per common and common equivalent share for the years ended January 31, 1997, 1996 and 1995 are based on the weighted average number of shares of Common Stock outstanding and the effect of shares issuable under stock options based on the treasury stock method. Fully diluted earnings per share reflects dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Weighted average common and common equivalent shares were as follows:

                                                  JANUARY 31,
                                     ----------------------------------------

                                     1997             1996             1995
                                     ----             ----             ----


          Primary...........      6,439,165        6,451,289         6,210,793
          Fully diluted.....      6,451,036        6,455,467         6,256,066

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED:

      In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS No. 128.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

      In October 1996, the American  Institute of Certified  Public  Accountants
issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," which provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 during the first quarter of 1997. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.


2.    RESTRICTED CASH AND CASH EQUIVALENTS

      At January 31, 1997 and 1996, the Company had debt proceeds of $1 and $5,402 which were available solely for the acquisition and installation of equipment at the Company's existing industrial battery manufacturing facility located in Conyers, Georgia (see Note 5).

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


3.    INVENTORIES

      Inventories consisted of the following:

                                                       JANUARY 31,
                                                 --------------------------

                                                 1997                  1996
                                                 ----                  ----

      Raw materials......................      $17,506               $14,033
      Work-in-progress ..................       11,599                 9,357
      Finished goods.....................        9,838                11,837
                                                ------                ------
                                               $38,943               $35,227
                                                ======                ======

      If the first-in, first-out (FIFO) method of inventory accounting had been used (which approximates current cost), inventories would have been $3,027 and $3,205 higher than reported as of January 31, 1997 and 1996, respectively.


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

                                                        JANUARY 31,
                                                 --------------------------

                                                 1997                  1996
                                                 ----                  ----

      Land...............................     $    487               $   487
      Buildings and improvements.........       18,099                16,281
      Furniture, fixtures and equipment..       82,825                63,617
      Construction in progress...........        2,794                 3,950
                                               -------                ------
                                               104,205                84,335
      Less:
          Accumulated depreciation.......       51,736                44,960
                                               -------                ------
                                              $ 52,469               $39,375
                                               =======                ======

      For the years ended January 31, 1997, 1996 and 1995, depreciation charged to operations amounted to $7,281, $5,555 and $6,597; maintenance and repair costs expensed totaled $6,268, $5,939 and $5,665; and interest capitalized amounted to $304, $60 and $87, respectively.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

5.    LONG-TERM DEBT

      Long-term debt consisted of the following:
                                                             JANUARY 31,
                                                             -----------
                                                          1997         1996
                                                          ----         ----

      Revolving credit facility (Revolving Credit);
maximum commitment of $65,000 at January 31, 1997
and 1996 bearing interest at Prime minus 0.25% or
LIBOR plus 0.75% and Prime or LIBOR plus 1.25%,
respectively.......................................     $20,333          -

      Term loan (Term Loan); original amount of
$15,000, bearing interest at Prime or LIBOR plus
1.45%, principal payable in equal quarterly payments
of $750 which commenced on December 1, 1994. The
term loan was paid in full on April 1, 1996........         -        $ 6,250

      Pennsylvania Economic Development Financing
Authority (PEDFA) Taxable Development Revenue Bonds,
1991 Series B2, supported by a letter of credit,
bearing  interest  at a rate set on a weekly basis
which  approximates the  commercial paper rate
(effective rate on a weighted average basis, 5.45%
as of January 31, 1997 and 5.60% as of January 31,
1996), principal payable in monthly installments
of $8 from December 1993 through November 1999 and
of $108 from December 1999 through November 2000...       1,584        1,684

      PEDFA  Economic Development  Revenue  Bonds,
1991  Series D6, supported by a letter of credit,
bearing interest at  a rate set  on a  weekly basis
which approximates the  commercial paper rate for
high-grade tax-exempt borrowers (effective rate on
a weighted  average basis, 3.70% as of January 31,
1997 and 3.55% as of January 31, 1996), principal
payable in monthly installments of $8 from December
1993 through November 1999 and of $67 from December
1999 through November 2000.........................       1,083        1,183

      Development Authority of Rockdale County
Industrial Development Revenue Bonds,  Series 1995,
(Georgia Bonds), supported by a letter of credit
(Georgia L/C),  bearing  interest at a rate set on
a weekly basis which approximates tax exempt A+
rated debt securities (effective rate on weighted
average basis, 3.70% as of January 31, 1997 and
3.45% as of January 31, 1996), principal payable
at maturity December 1, 2005.......................       6,500        6,500

      Capital lease obligations, bearing interest
at 10.5% ..........................................         327          -
                                                         ------       ------
                                                         29,827       15,617

      Less current portion.........................         476          200
                                                         ------       ------
                                                        $29,351      $15,417
                                                         ======       ======

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


5.    LONG-TERM DEBT (CONTINUED)

      On September 26, 1994 the Company entered into a three-bank credit facility consisting of a $45,000 revolving credit facility and a $15,000 term loan. The bank group consists of NationsBank, NA, Fleet Bank NA and CoreStates Bank N.A. (The Lenders). On January 26, 1996 the Revolving Credit facility was increased from $45,000 to $65,000.

      On January 26, 1996 the Revolving Credit expiration date was amended to January 31, 1999 with two one-year extension options subject to the Lender's approval. The facility may be converted to a three-year converted term loan (Converted Loan) at the Company's discretion at any maturity date. The Company has the right to use up to $8,000 of the availability under the Revolving Credit to provide for the issuance of letters of credit, including the letters of credit covering the $2,700 PEDFA loans (The PEDFA L/C), for the account of the Company. The Georgia L/C was issued independent of the Revolving Credit and does not impair the $8,000 availability. At January 31, 1997 and 1996, $6,575 was outstanding under the Georgia L/C. The aggregate value of the letters of credit outstanding was $11,923 and $11,477 at January 31, 1997 and 1996, respectively. The availability under the Revolving Credit was $39,319 and $53,523 at January 31, 1997 and 1996, respectively. A letter of credit fee of between 1.00% and 1.25% per annum on the aggregate face amount of any outstanding letters of credit is payable quarterly. At January 31, 1996 a commitment fee of 0.25% per annum on the amount of remaining availability is payable quarterly. As of September 3, 1996 the commitment fee was reduced to 0.18%.

      The interest rates are based on a financial coverage ratio. On September 3, 1996 the Agreement was amended to reduce the available rates on the Revolving Credit. The available rates after September 3, 1996 are in the following ranges:
Prime minus 0.4% to Prime plus 0.6% or LIBOR plus 0.6% to LIBOR plus 1.60%. The available interest rates prior to September 3, 1996 were in the following ranges: Prime to Prime plus 0.75% or LIBOR plus 1.25% to LIBOR plus 1.75% on the Revolving Credit; Prime to Prime plus 0.75% or LIBOR plus 1.45% to LIBOR plus 2.00% on all Term Loans; and Prime plus 0.25% to Prime plus 1.00% or LIBOR plus 1.70% to LIBOR plus 2.25% on all Converted Loans.

      The maximum aggregate amounts of loans outstanding under the Revolving Credit were $28,915, $7,237 and $14,000 during the years ended January 31, 1997, 1996 and 1995, respectively. For those years, the outstanding loans (excluding the PEDFA L/C guarantees) under the Revolving Credit computed on a monthly basis averaged $21,494, $2,204 and $6,808 at a weighted average interest rate of 6.79%, 8.53% and 7.33%, respectively.

      At January 31, 1996 short-term debt of $3,000 under the Term Loan was classified as long-term because of the Company's intent to renew the borrowing using an available long-term revolving credit facility.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


5.    LONG-TERM DEBT (CONTINUED)

      On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of our floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.76% and 7.26% at January 31, 1997 and 1996, respectively. The swap expires on December 20, 2002. At January 31, 1997 and 1996 the estimated fair value of this interest rate swap agreement is not material. The ultimate amounts paid or received under this agreement, however, depend on future interest rates. The estimates of fair value are based on market prices or current rates offered for debt and swaps with similar terms and maturities.

      The Revolving Credit and Term Loan are collateralized by liens upon substantially all the Company's assets. The agreement contains certain restrictive covenants, including certain cash flow and financial ratio requirements and a restriction on capital expenditures. The agreement permits payment of dividends on the Company's Common Stock so long as there is no default under the agreement.

      The PEDFA and Georgia Bonds are subject to mandatory redemption upon the occurrence of certain events, including the termination of the corresponding L/C. The tax exempt bonds are subject to mandatory redemption if they lose their tax exempt status.

      The Company was in compliance with its lending agreement covenants at January 31, 1997 and 1996, respectively.

      As of January 31, 1997, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five years is as follows:

               1998.........................     $   476
               1999.........................      20,584
               2000 ........................         517
               2001.........................       1,750
               2002.........................         -
               Thereafter...................       6,500
                                                  ------
                                                 $29,827
                                                  ======

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.    STOCKHOLDERS' EQUITY

      (A)  STOCK OPTION PLAN:

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard permits the continued use of accounting methods prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," or use of the fair value based method of accounting for employee stock options. Under APB No. 25 no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant. The Company has elected to continue using APB No. 25.

      If APB No. 25 is elected, SFAS No. 123 requires disclosure of pro forma information regarding net income and earnings per share determined as if the Company accounted for its employee stock options under the fair value method for options granted in fiscal years beginning after December 15, 1994. There were no grants awarded by the Company during fiscal year ended January 31, 1996. The impact of grants awarded during fiscal year ended January 31, 1997 was not material.

      At January 31, 1997, the Company had options outstanding under its Stock Option Plans. The 1996 Stock Option Plan was approved by the stockholders on July 25, 1996 and replaces the previous plan which expired on January 28, 1996. New options can be granted only under the 1996 plan, which reserved 500,000 shares of Common Stock for such use. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate with a term of no more than ten years and one day after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.    STOCKHOLDERS' EQUITY (CONTINUED)

      A summary of stock option activity related to the Company's plan is as follows:

                                 Beginning     Granted    Exercised    Canceled      Ending
                                  Balance      During      During       During       Balance
                                Outstanding     Year        Year         Year      Outstanding  Exercisable
                                -----------     ----        ----         ----      -----------  -----------
Year ended
  January 31, 1997
Number of shares...........      301,800      253,000      111,300        12,000      431,500      190,500
Weighted average option
  price per share..........       $10.19       $24.00       $10.66        $24.00       $17.78        $9.92

Year ended
  January 31, 1996
Number of shares...........      403,600         -          94,125         7,675      301,800      187,300
Weighted average option
  price per share..........        $9.96         -           $9.20        $10.39       $10.19        $9.06

Year ended
  January 31, 1995
Number of shares...........      306,625      266,350      133,625        35,750      403,600      155,125
Weighted average option
  price per share..........        $7.58       $12.36        $8.28        $13.69        $9.96        $6.69

      There were 259,000 and 0 shares available for future grants of options as of January 31, 1997 and 1996, respectively. The following table summarizes information about the stock options outstanding at January 31, 1997:

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           -----------------------------------------------        -----------------------------
                                               Weighted-
                                                Average          Weighted-                            Weighted-
                              Number           Remaining          Average            Number            Average
       Range of             Outstanding       Contractual         Exercise         Exercisable         Exercise
    Exercise Prices         At 1/31/97            Life             Price           At 1/31/97           Price
    ---------------         ----------            ----             -----           ----------           -----

$5.25 - $8.25                 75,500          5.6 years            $ 6.96             75,500            $ 6.96
$10.13 - $14.63              115,000          7.2 years            $11.87            115,000            $11.87
$24.00                       241,000          9.8 years            $24.00               -                  -
                             -------                                                 -------
$5.25 - $24.00               431,500          8.3 years            $17.78            190,500            $ 9.92
                             =======                                                 =======

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (B) GRANT OF OPTIONS:

      In May 1989 and June 1988, the Company granted options to purchase 110,000 and 237,386 shares, respectively, of Common Stock to certain executives for terms expiring April 30, 1994 and 1993, respectively, at $6.04 per share. In June 1991: (i) a certain executive vested in his options to purchase 26,376 shares of common stock; and (ii) the agreements regarding the remaining options were amended whereby certain vesting criteria were eliminated and the expiration dates changed, so that these options vested on April 30, 1994 and would expire on April 30, 1996 and October 31, 1995 for options to purchase 110,000 and 211,010 shares, respectively. During the year ended January 31, 1994, the option to purchase 26,376 shares expired prior to exercise. During the year ended January 31, 1996 the option to purchase 211,010 shares was exercised. During the year ended January 31, 1997 the option to purchase 110,000 shares was exercised. The Company has recorded compensation expense related to these options of $66 in the year ended January 31, 1995.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ----------


7.    INCOME TAXES

      The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                        JANUARY 31,
                                                        -----------
                                                 1997        1996       1995
                                                 ----        ----       ----

         Currently payable:
             Federal..........................  $7,196     $ 7,156     $3,888
             Foreign..........................      94         -          -
             State............................     960       1,068        616
             Foreign Sales Corporation........     173         120         95
                                                 -----      ------      -----
                                                 8,423       8,344      4,599
                                                 -----      ------      -----
         Deferred:
             Federal.........................     (285)     (1,052)       437
             State...........................      (17)       (185)      (480)
                                                 -----      ------      -----
                                                  (302)     (1,237)       (43)
                                                 -----      ------      -----
                                                $8,121     $ 7,107     $4,556
                                                 =====      ======      =====

      The components of the deferred tax asset and liability as of January 31, 1997 and 1996 were as follows:

                                                        1997        1996
                                                        ----        ----

Deferred tax asset:
     Vacation and compensation accruals..........     $ 3,537     $ 3,686
     Restructuring reserves......................         307         297
     Postretirement benefits.....................         682         716
     Warranty reserves...........................       2,903       2,490
     Bad debt, inventory and return allowances...       1,471         961
     Environmental reserves......................         593         502
     Other accruals..............................         277         822
                                                       ------      ------
     Total deferred tax asset....................       9,770       9,474
                                                       ------      ------

Deferred tax liability:
     Depreciation and amortization...............      (5,773)     (5,049)
     Pension obligation..........................        (388)       (740)
     Other.......................................        (217)       (200)
                                                       ------      ------
     Total deferred tax liability................      (6,378)     (5,989)
                                                       ------      ------
     Net deferred tax asset......................     $ 3,392     $ 3,485
                                                       ======      ======

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


7.    INCOME TAXES (CONTINUED)

     Reconciliations of the provisions for income taxes at the U. S. Federal statutory rate to the effective tax rates for the years ended January 31, 1997, 1996 and 1995, respectively, are as follows:
                                                    JANUARY 31,
                                                    -----------
                                             1997       1996        1995
                                             ----       ----        ----

    U.S. statutory income tax............  $8,070     $7,403      $4,777
    Tax effect of foreign operations.....    (234)       -           -
    State tax, net of federal
      income tax benefit.................     613        574         401
    Reduction in valuation allowance.....     -         (792)       (671)
    Stock option compensation............     -           -           23
    Foreign sales corporation............    (325)      (150)       (119)
    Other................................      (3)        72         145
                                            -----      -----       -----
                                           $8,121     $7,107      $4,556
                                            =====      =====       =====

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


8.    COMMITMENTS AND CONTINGENCIES

      (A)  OPERATING LEASES:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 1997, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

               1998........................    $ 1,785
               1999........................      1,677
               2000........................      1,595
               2001........................      1,167
               2002........................      1,009
               Thereafter..................      5,905
                                                 -----
                                               $13,138
                                                ======

      Total rent expense for all operating leases for the years ended January 31, 1997, 1996 and 1995 was $3,289, $1,800 and $1,512, respectively.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      (B)  CONTINGENT LIABILITIES:

      Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous federal, Canadian, Mexican, Irish, state and local laws and regulations that are designed to protect the environment and employee health and safety.

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

      In fiscal 1993 in accordance with an EPA order, a group comprised of the Company and 30 other parties commenced work on the cleanup of a portion of the NL Site based on a specified remedial approach which is now completed. The Company did not incur costs in excess of the amount previously reserved.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

      The Company has responded to requests for information from the EPA with regard to four other Third Party Facilities, one in September 1991, one (the Chicago Site) in October 1991, one (the ILCO Site) in October 1993 and the fourth (Bern Metal Super Fund Site) in March 1997. Of the four sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only.

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

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's financial condition or results of operations.

      (C)  PURCHASE COMMITMENTS:

      The Company has long-term relationships pertaining to the purchase of certain raw materials with various suppliers through December 31, 1998. These purchase commitments are not expected to exceed usage requirements.


9.    MAJOR CUSTOMER

      AT&T accounted for 11.1%, 11.4% and 9.9% of net sales for the years ended January 31, 1997, 1996 and 1995, respectively. AT&T spun off its equipment manufacturing operations into an independent company named "Lucent Technologies, Inc.," which began operations on October 1, 1996. Lucent Technologies, Inc. accounted for 4.0% of sales for the year ended January 31, 1997. Had Lucent Technologies, Inc. been an operating company for the full fiscal year, it would have accounted for 12.0% of net sales and AT&T would have accounted for 3.1% of net sales for the year ended January 31, 1997.


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

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of these instruments.

      Debt (excluding capital lease obligations) - the carrying value of the Company's long term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms, maturity and tax exempt status.

      The estimated fair values of the Company's financial instruments at January 31, 1997 and 1996 were as follows:

                                        1997                      1996
                                ---------------------    -----------------------
                                Carrying                 Carrying
                                 Amount    Fair Value     Amount      Fair Value
                                 ------    ----------     ------      ----------
Cash and cash equivalents ..... $   952    $    952       $ 5,472     $  5,472
Restricted cash and cash
   equivalents ................       1           1         5,402        5,402
Debt (excluding capital
   lease obligations) .........  29,500      29,500        15,617       15,617

      The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

      On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.76% and 7.26% at January 31, 1997 and 1996, respectively. The swap expires on December 20, 2002. At January 31, 1997 and 1996 the estimated fair value of this interest rate swap agreement is not material. The ultimate amounts paid or received under this agreement, however, depends on future interest rates. The estimates of fair value are based on market prices or current rates offered for debt and swaps with similar terms and maturities.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


12.  RELATED PARTY TRANSACTIONS

      In connection with the Acquisition, the Company entered into a consulting agreement with an affiliate of certain of the Company's major stockholders. Effective January 1, 1992, the agreement was amended to eliminate the Company's obligation to pay regular periodic consulting fees and to substitute therefore an obligation to pay certain fees in connection with potential acquisitions by the Company. The agreement was terminated on November 1, 1995. For the years ended January 31, 1997, 1996 and 1995 the Company paid $0, $0 and $80, respectively.

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

      In May 1989, the Company entered into an agreement with another executive providing for (i) the purchase of 60,000 shares of Common Stock at $5.50 a share, payable in cash in the amount of $.01 a share and an interest bearing note at 12.5% (6.0% per annum effective July 1, 1992) maturing April 30, 1998 (subject to acceleration under certain circumstances), and (ii) the grant of certain options (see Note 6). The note was repaid during the fiscal year ended January 31, 1996. The option was exercised on April 30, 1996. Under the terms of the Option Agreement, this executive paid the exercise price with an interest-free promissory note in the original principal amount of $664 that is collateralized by the shares received on exercise and is due October 31, 1997. The Company loaned this executive $1,057 to pay the tax withholding on the exercise of such option, evidenced by a promissory note (the Tax Note), bearing interest at 5.33% per annum payable annually, and due on April 29, 1997, subject to extension until April 29, 1999 at the option of this executive. The Tax Note is also collateralized by the shares received on exercise of such option. The Company further agreed to make payments to the executive in an amount sufficient to reimburse the executive, on an after-tax basis, for all interest on the Tax
Note incurred through the earlier of April 29, 1997 or the prepayment of the Tax Note.

      The consolidated statements of income for the years ended January 31, 1997, 1996 and 1995 include executive contract expenses of $238, $0 and $66, respectively.

      The Company had a consulting agreement with a firm of which one of the former executives is the sole stockholder and chief executive officer, under which the firm agreed to provide business consulting services to the Company. The agreement terminated on April 30, 1994 and provided for an annual consulting fee under which the Company paid $25 for the year ended January 31, 1995.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


13.  EMPLOYEE BENEFIT PLANS

      (A) The Company has various noncontributory defined benefit pension plans, which cover certain employees.

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

      The following table represents the funded status of the Company's plans and amounts included in the Company's balance sheets:

                                              JANUARY 31, 1997  JANUARY 31, 1996
                                              ----------------  ----------------
                                               Over-     Under-       Under-
                                               funded    funded       funded
                                               Plans     Plans        Plans
                                               -----     -----        -----

Actuarial present value of benefit obligations:

Vested benefit obligation................      $3,679     $20,116     $23,225
                                                =====      ======      ======

Accumulated benefit obligation...........      $4,107     $21,506     $24,699
                                                =====      ======      ======

Projected benefit obligation.............      $4,107     $25,581     $28,726
Plan assets at fair value................       4,243      24,771      25,423
                                                -----      ------      ------
Projected benefit obligation (in excess
   of) less than plan assets.............         136        (810)     (3,303)
Unrecognized net loss....................         702         855       3,659
Prior service cost not yet recognized
   in net periodic pension cost..........           8         (10)         (2)
Adjustment required to recognize
   minimum liability.....................        -           (240)     (1,341)
                                                -----      ------      ------
Prepaid (accrued) pension cost ..........      $  846     $  (205)    $  (987)
                                                =====      ======      ======

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

     As required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of the plan assets, the Company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of January 31, 1997 and 1996, this minimum liability amounted to $240 and $1,341, respectively. The reduction in equity as of January 31, 1997 and 1996 amounted to $136 and $760, respectively.

     For the years ended January 31, 1997, 1996 and 1995, the actuarially computed net pension expense included the following components:

                                         1997          1996         1995
                                         ----          ----         ----

Service cost ....................       $1,257        $   733      $   864
Interest cost....................        2,100          1,906        1,794
Actual return on plan assets.....       (3,314)        (6,216)         116
Net amortization and deferrals...        1,179          4,506       (1,858)
                                         -----          -----       ------
Net pension expense..............       $1,222        $   929      $   916
                                         =====         ======       ======

      Actuarial assumptions used in accounting for the plans for the years ended January 31, 1997, 1996 and 1995 were as follows:

                                         1997          1996         1995
                                         ----          ----         ----

Discount rate:
     Pension expense.............       7.25%          9.25%         7.675%
     Benefits obligations........       7.80%          7.25%          9.25%
Rates of increase in
     compensation levels.........   4.6% to 8.6%    4.6% to 8.6%    4.6% to 8.6%
Expected long-term rate
     of return on assets.........       8.75%          8.75%         8.75%

      (B) The Company provides certain health care and life insurance benefits for retired employees who meet certain service requirements under a frozen plan (the Plan). Under the Plan, the Company contributes a fixed amount and requires the retiree to fund the remaining cost. As the Company's contribution is frozen, the change in future health care costs should not materially impact the accumulated postretirement benefit obligation.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (CONTINUED)

 The components of postretirement benefit expense follow:

                                         1997      1996       1995
                                         ----      ----       ----

Service cost of benefits earned......  $  58     $  49       $  63
Interest cost on liability...........    106       111         119
Net amortization.....................    (16)      (37)         -
                                         ---       ---         ---
Postretirement benefit costs.........   $148      $123        $182
                                         ===       ===         ===

     The following table sets forth the Plan's postretirement benefit liability as of January 31, 1997 and 1996:
                                                      1997         1996
                                                      ----         ----

Accumulated postretirement benefit obligation:

    Current retirees..............................  $  600       $  638
    Fully eligible actives........................     582          602
    Other actives.................................     293          270
                                                     -----        -----
Total accumulated postretirement
    benefit obligation............................   1,475        1,510

Unrecognized net gain.............................    (322)        (279)
                                                     -----        -----
    Accrued postretirement benefit liability......  $1,797       $1,789
                                                     =====        =====

      The accumulated postretirement benefit obligation was determined using a discount rate of 7.8% and 7.25% for the years ended January 31, 1997 and 1996, respectively.

      (C) Certain salaried employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on specified percentages of employee contributions. The Company's cost was $684, $633 and $526 for the years ended January 31, 1997, 1996 and 1995, respectively.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


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

     The following unaudited pro forma financial information combines the consolidated results of operations as if the custom power supply business of ITT PowerSystems Corporation had been acquired as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact.

                                               January 31,
                                                  1995
                                                  ----

      Net sales   .........................      $204,505

      Net income...........................      $  9,495
      Net income per common share
          on a fully diluted basis.........      $   1.52

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

     (B) Effective January 24, 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

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

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


14.  ACQUISITIONS (CONTINUED)

     (C) Effective February 22, 1996 the Company acquired certain equipment and inventory of LH Research, Inc. used in its power supply business, along with all rights to the name "LH Research" for $4,428 of which $892 was recorded as current portion of long-term debt and paid during the year. The Company used available cash to finance the acquisition.

     The acquisition was recorded using the purchase method of accounting and the net purchase price has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and is being amortized over a period of 10 years. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

     Effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation (PCC) consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid $5,158 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options.

     The source of funds for the acquisition was advances under the Company's existing credit facility with NationsBank, N.A., National Westminster Bank, NJ and CoreStates Bank, N.A. PCC is engaged in the business of designing and manufacturing DC-to-DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

     The acquisition has been recorded using the purchase method of accounting. The aggregate purchase price was $16,932 of which $466 was recorded as current portion of long-term debt and paid during the year. The purchase price has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and is being amortized over a period of 20 years. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


14.  ACQUISITIONS (CONTINUED)

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

                                                JANUARY 31,
                                                -----------
                                           1997              1996
                                           ----              ----

     Net sales.......................   $288,830          $278,309
     Net income......................   $ 14,683          $ 12,938
     Net income per common share on
         a fully diluted basis.......   $   2.28          $   2.00


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

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended January 31, 1997 and 1996 follow:

                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter
                                          -------    -------   -------   -------

  For the year ended January 31, 1997:

  Net sales...........................    $62,429    $71,748   $76,576   $76,154
  Gross profit........................     15,121     15,281    18,262    18,424
  Operating income....................      5,804      4,466     6,857     7,319
  Net income..........................      3,646      2,650     4,130     4,511
  Net income per share................        .56        .40       .65       .72

  For the year ended January 31, 1996:

  Net sales...........................    $58,777    $63,381   $61,456   $58,808
  Gross profit........................     13,792     15,324    14,744    12,754
  Operating income....................      5,134      6,495     6,124     4,884
  Net income..........................      3,175      3,930     3,896     3,043
  Net income per share................        .50        .61       .60       .47

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




/s/ Coopers & Lybrand L.L.P.
----------------------------


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 14, 1997

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)



                                                   Additions
                                                    Charged     Additions                  Balance
                                     Balance at    (Credited)    Charged                      at
                                     Beginning     to Costs &    to Other                   End of
                                     of Period      Expenses    Accounts(b)   Deductions    Period
                                     ---------      --------    -----------   ----------    ------

Deducted From Assets
--------------------

  Allowance for Doubtful Accounts:
Year ended January 31, 1997.........  $1,421         $ 128         $109        $244 (a)     $1,414
Year ended January 31, 1996.........   1,404           136          -           119 (a)      1,421
Year ended January 31, 1995.........   1,622          (151)         137         204 (a)      1,404

---------

(a)  Amounts written-off, net of recoveries.
(b)  Additions related to business acquisitions.