Form 10-K/A
period 1997-01-31
CHARTER POWER SYSTEMS INC
filed 1997-05-02
CIK 808064

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of Class                       Name of each exchange
        --------------                        on which registered
         COMMON STOCK                       -----------------------
    PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy Statement to be filed                 Part III
pursuant to  Regulation  14A  within 120       -----------------------------
days after the end of Registrant's fiscal      (Part of Form 10-K into which
year covered by this Form 10-K                   Document is incorporated.)
----------------------------------------

     The Company is filing this Form 10K/A relating to its Annual Report on Form 10-K for the fiscal year ended January 31, 1997, to correctly indicate on the cover page that the Company's Common Stock, $.01 par value, is now registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, and is traded on the New York Stock Exchange.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHARTER POWER SYSTEMS, INC.


     May 1, 1997                       By: /s/ STEPHEN E. MARKERT, JR.
                                           -------------------------------
                                               Stephen E. Markert, Jr.
                                               Vice President Finance
                                               and Treasurer (Principal
                                               Financial and Accounting
                                               Officer)