Form 10-Q
period 1997-04-30
CHARTER POWER SYSTEMS INC
filed 1997-06-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

YES X NO_____

Number of shares of the Registrant's  Common Stock  outstanding on June 5, 1997:
6,104,425

                           CHARTER POWER SYSTEMS, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                         Page No.

     Item 1 - Financial Statements

              Consolidated Balance Sheets -
              April 30, 1997 and January 31, 1997.................       3

              Consolidated Statements of Income -
              Three Months Ended April 30, 1997 and 1996..........       5

              Consolidated Statements of Cash Flows -
              Three Months Ended April 30, 1997 and 1996..........       6

              Notes to Consolidated Financial Statements..........       8

              Report of Independent Accountants...................      13

    Item 2 -  Management's Discussion and Analysis
              Of Financial Condition and Results of Operations....      14

PART II.  OTHER INFORMATION                                             17

SIGNATURES                                                              18

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                      April 30,     January 31,
                                                        1997           1997
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents                     $  1,033       $    952
      Restricted cash and cash equivalents               -                1
      Accounts receivable, less allowance for
           doubtful accounts of $1,565 and
           $1,414, respectively                       42,362         41,682
      Inventories                                     41,539         38,943
      Deferred income taxes                            7,325          7,315
      Other current assets                               638            437
                                                     -------        -------
                 Total current assets                 92,897         89,330

Property, plant and equipment, net                    52,404         52,469
Intangible and other assets, net                       5,555          6,208
Goodwill, net                                         11,614         11,966
                                                     -------        -------
                 Total assets                       $162,470       $159,973
                                                     =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt             $    486       $    476
      Accounts payable                                22,764         23,730
      Accrued liabilities                             16,719         14,468
      Other current liabilities                        6,328          5,220
                                                     -------        -------
                 Total current liabilities            46,297         43,894

Deferred income taxes                                  4,206          3,923
Long-term debt                                        24,422         29,351
Other liabilities                                      8,787          7,899
                                                     -------        -------
                 Total liabilities                    83,712         85,067
                                                     -------        -------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                          (Unaudited)
                                                    April 30,      January 31,
                                                      1997            1997
                                                      ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,557,976 and 6,547,476 shares
           issued, respectively                           66             65
      Additional paid-in capital                      39,539         39,326
      Minimum pension liability adjustment              (136)          (136)
      Treasury stock, at cost, 470,551 shares        (11,232)       (11,232)
      Note receivable from stockholder,
           net of discount of $68 and
           $85, respectively                          (1,654)        (1,636)
      Cumulative translation adjustment                 (685)          (374)
      Retained earnings                               52,860         48,893
                                                     -------        -------
                 Total stockholders' equity           78,758         74,906
                                                     -------        -------
                 Total liabilities and
                   stockholders' equity             $162,470       $159,973
                                                     =======        =======















        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                   Three months ended
                                                        April 30,
                                                  1997            1996
                                                  ----            ----

Net sales                                       $73,346          $62,429

Cost of sales                                    54,363           47,308
                                                 ------           ------

      Gross profit                               18,983           15,121

Selling, general and administrative
   expenses                                       9,255            7,443

Research and development expenses                 2,076            1,874
                                                 ------           ------

      Operating income                            7,652            5,804

Interest expense, net                               376              262

Other expense (income), net                         712             (  3)
                                                 ------           ------

      Income before income taxes                  6,564            5,545

Provision for income taxes                        2,429            1,899
                                                 ------           ------

      Net income                                $ 4,135          $ 3,646
                                                 ======           ======

Net income per common and
  common equivalent share                       $   .66          $   .56
                                                 ======           ======

Weighted average common and
  common equivalent shares                        6,265            6,548
                                                 ======           ======

Dividends per share                             $ .0275          $ .0275
                                                 ======           ======


        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                               (Unaudited)
                                                           Three months ended
                                                                April 30,
                                                            1997         1996
                                                            ----         ----
Cash flows provided (used) by operating activities:
      Net income                                          $ 4,135     $  3,646
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                   3,359        1,940
            Deferred income taxes                             273          150
            Changes in:
                  Accounts receivable                        (740)      (2,096)
                  Inventories                              (2,625)      (2,964)
                  Other current assets                       (203)        (478)
                  Accounts payable                           (964)       4,121
                  Accrued liabilities                       2,250         (444)
                  Income taxes payable                      1,849        1,489
                  Other current liabilities                  (654)         (33)
                  Other liabilities                           888           66
            Other, net                                       (224)          25
                                                           ------       ------
Net cash provided by operating activities                   7,344        5,422
                                                           ------       ------
Cash flows provided (used) by investing activities:
      Acquisition of businesses, net of cash
         acquired                                             -        (19,739)
      Acquisition of property, plant and equipment         (2,298)      (4,310)
      Change in restricted cash                                 1        1,311
                                                           ------       ------
Net cash used by investing activities                      (2,297)     (22,738)
                                                           ------       ------
Cash flows provided (used) by financing activities:
      Repayment of long-term debt                          (4,919)      (6,367)
      Proceeds from new borrowings                            -         19,784
      Proceeds from issuance of common stock                  127          331
      Payment of common stock dividends                      (167)        (173)
                                                           ------       ------
Net cash provided (used) by financing activities           (4,959)      13,575
                                                           ------       ------
Effect of exchange rate changes on cash                        (7)           4
                                                           ------       ------

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                             (Unaudited)
                                                         Three months ended
                                                               April 30,
                                                          1997         1996
                                                          ----         ----
Increase (decrease) in cash and cash
      equivalents                                            81       (3,737)
Cash and cash equivalents at beginning
   of period                                                952        5,472
                                                         ------       ------
Cash and cash equivalents at end of
   period                                               $ 1,033    $   1,735
                                                         ======       ======

           SUPPLEMENTAL CASH FLOW
                 DISCLOSURES

Cash paid during the year for:

Interest paid, net                                      $   484    $    248
Income taxes paid                                           308         261

           SCHEDULE OF NONCASH INVESTING
           AND FINANCING ACTIVITIES

Acquired businesses*:
      Estimated fair value of assets acquired               -      $ 13,544
      Goodwill and identifiable intangible
        assets                                              -        12,655
      Purchase price obligations                            -        (1,358)
      Cash paid, net of cash acquired                       -       (19,739)
                                                         ------     -------
      Liabilities assumed                                   -      $  5,102
                                                         ======     =======

Dividends declared but not paid                         $   168    $    177

Note receivable from stockholder in connection
  with issuance of common stock                             -      $    664

      * Restated to include final opening balance sheet adjustments as of January 31, 1997.

        The accompanying notes are an integral part of these statements.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The January 31, 1997 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 1997 and the consolidated statements of income and cash flows for the three months ended April 30, 1997 and 1996. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.


2.   INVENTORIES

     Inventories consisted of the following:
                                                      April 30,      January 31,
                                                        1997           1997
                                                        ----           ----

Raw materials ............................            $18,528        $17,506
Work-in-progress .........................             10,456         11,599
Finished goods ...........................             12,555          9,838
                                                       ------         ------
                                                      $41,539        $38,943
                                                       ======         ======

3.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                       1997          1996*
                                                       ----          ----

    U.S. statutory income tax                          35.0%        35.0%
    State tax, net of federal income tax benefit        3.6          3.3
    Reduction of taxes provided in prior years           --         (3.6)
    Tax effect of foreign operations                   (1.4)          --
    Foreign sales corporation                          (1.2)        (0.7)
    Other                                               1.0          0.2
                                                       ----         ----
                                                       37.0%        34.2%
                                                       ====         ====
*Reclassified for comparative purposes.

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)

                                   (UNAUDITED)

4.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities there have been no material changes since January 31, 1997.

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the Tonolli Site), was completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next three to five years. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli Site through litigation against third parties and recalcitrant PRPs.

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


5.   ACQUISITIONS

     Effective February 22, 1996 the Company acquired certain equipment and inventory of LH Research, Inc. (LH) used in its power supply business, along with all rights to the name "LH Research." In addition, effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation (PCC) consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid $5,158 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options.

     The acquisitions were recorded using the purchase method of accounting. The aggregate purchase prices were $4,428 and $16,932 for LH and PCC, respectively. The purchase prices were allocated on the basis of the estimated fair market

                  CHARTER POWER SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)


5.   ACQUISITIONS (continued)

values of the assets acquired and liabilities assumed. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

     The following unaudited pro forma financial information combines the consolidated results of operations as if both acquisitions had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles, interest expense on the acquisition debt, elimination of interest expense on debt not acquired, reduction of certain selling, general and administrative expenses and the related income tax effects.
                                          Three months ended
                                            April 30, 1996
                                          ------------------

     Net sales..............................   $64,352
     Net income.............................   $ 3,392
     Net income per common share ...........   $   .52

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


6.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS No. 128.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Charter Power Systems, Inc.


We have reviewed the accompanying consolidated balance sheet of Charter Power Systems, Inc. and Subsidiaries as of April 30, 1997, the related consolidated statements of income for the three months ended April 30, 1997 and 1996 and the related consolidated statements of cash flows for the three months ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.
    ------------------------

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 28, 1997

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Net sales for the fiscal 1998 first quarter increased $10,917,000 or 17 percent compared to the equivalent quarter in fiscal 1997. This increase was primarily due to higher sales of non-telecommunications related power supplies, telecommunications-related sales and motive power sales. A portion of the sales increase resulted from the recording of a full quarter of sales by the Company's PCC subsidiary during fiscal 1998, versus a partial quarter in the comparable period of the prior year due to the acquisition of PCC on March 12, 1997. On a company-wide basis, fiscal 1998 first quarter telecommunications-related sales increased 11 percent and were approximately 44 percent of total company sales versus 47 percent of sales for the first quarter of fiscal 1997. Motive power sales were up 20 percent for the current quarter due to higher volumes and prices.

     Gross profit for the first quarter of fiscal 1998 increased $3,862,000 or 26 percent to $18,983,000 from $15,121,000 in the first quarter of fiscal 1997, resulting in a gross margin of 25.9 percent versus 24.2 percent in the prior year. Gross margin increased primarily as a result of higher sales volumes, shift in product mix and lower material costs, partially offset by higher depreciation.

     Selling, general and administrative expenses for the first quarter of fiscal 1998 increased $1,812,000 or 24 percent over the comparable period of the prior year. This increase was due to higher payroll costs, goodwill amortization, due diligence costs, consulting fees and the recording of a full quarter of selling, general and administrative expenses by the Company's PCC subsidiary during fiscal 1998, versus a partial quarter in the comparable period of the prior year due to the acquisition of PCC.

     Research and development expenses remained proportional to sales at 3 percent of sales for the first quarter of fiscal 1998 and 1997.

     Interest expense, net, increased for the quarter primarily due to higher debt balances.

     Other expense, net, for the first quarter of fiscal 1998 increased $715,000 over the comparable quarter of the prior year. This increase was primarily due to higher amortization expense associated with the write-off of capitalized debt acquisition costs related to the Company's current credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds. Other expense, net, also increased due to a foreign exchange loss during the current quarter versus a slight exchange gain in the first quarter of fiscal 1997, coupled with lower nonoperating income during the first quarter of fiscal 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     As a result of the above, income before income taxes for the first quarter of fiscal 1998 increased $1,019,000 or 18 percent from the comparable quarter of the prior year. Provision for income taxes increased $530,000 for the first quarter of fiscal 1998 versus the first quarter of the prior year as a result of higher income before taxes and a higher effective tax rate. The effective tax rate for the current quarter increased to 37.0 percent versus 34.2 percent for the first quarter of fiscal 1997 which included a benefit associated with a reduction in taxes provided for in prior years. Net income rose 13 percent from the first quarter of fiscal 1997 to $4,135,000 or 66 cents per share.


Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities increased 35 percent to $7,344,000 for the first quarter of fiscal 1998 compared to $5,422,000 for the same quarter of the prior year. This increase was primarily due to higher depreciation and amortization expense during the current first quarter; less of an increase in accounts receivable; and an increase in accrued liabilities during the first quarter of fiscal 1998 versus a decrease in the first quarter of fiscal 1997. These changes resulting in higher cash flows from operations, were partially offset by a decrease in accounts payable during the first quarter of fiscal 1998 compared to an increase in fiscal 1997 which included the required purchase of certain raw materials with extended payment terms.

     Net cash used by investing activities decreased $20,441,000 to $2,297,000 in the first quarter of fiscal 1998 versus the first quarter of fiscal 1997 which included the purchase by the company of PCC and certain equipment and inventory of LH for $19,739,000.

     Net cash used by financing activities was $4,959,000 compared to net cash provided by financing activities of $13,575,000 in the prior year's first quarter. The additional borrowings in the prior year's first quarter were used primarily for the funding of the acquisitions of PCC and LH. The repayment of long-term debt totaling $4,919,000 for the current quarter was lower than the first quarter of fiscal 1997 which included the accelerated retirement of the Company's remaining term loan portion of its long-term debt.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first quarter of fiscal 1998 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1998 capital expenditures are expected to be approximately $16,000,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Forward Looking Statements
--------------------------

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

     4.1 Sixth Amendment to Financing and Security Agreement dated April 16, 1997 (filed herewith).

     10.1 Charter Power Systems, Inc. Incentive Compensation Plan (filed here-with).

     11.   Computation of per share earnings (filed herewith).

     15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information (filed herewith).

     27.   Financial Data Schedule (filed herewith).


(b)       Reports on Form 8-K:

          None.

SIGNATURES
-------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHARTER POWER SYSTEMS, INC.





     June 13, 1997                BY:   /s/ Alfred Weber
                                ---------------------------------
                                            Alfred Weber
                                            Chairman, President and Chief
                                            Executive Officer




     June 13, 1997                BY:   /s/ Stephen E. Markert, Jr.
                                ----------------------------------
                                            Stephen E. Markert, Jr.
                                            Vice President Finance and
                                            Treasurer
                                            (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

     4.1 Sixth Amendment to Financing and Security Agreement dated April 16, 1997 (filed herewith).

     10.1 Charter Power Systems, Inc. Incentive Compensation Plan (filed here-with).

     11.   Computation of per share earnings (filed herewith).

     15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

     27.   Financial Data Schedule (filed herewith).