Form 10-Q
period 1997-07-31
CHARTER POWER SYSTEMS INC
filed 1997-09-11
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission File No. 1-9389

                             C&D TECHNOLOGIES, INC.
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

                          CHARTER POWER SYSTEMS, INC.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 2, 1997: 6,104,425

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

   Item 1 - Financial Statements

          Consolidated Balance Sheets -
          July 31, 1997 and January 31, 1997....................      3

          Consolidated Statements of Income -
          Three and Six Months Ended July 31, 1997
           and 1996.............................................      5

          Consolidated Statements of Cash Flows -
          Six Months Ended July 31, 1997 and 1996...............      6

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     14

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....     15

PART II. OTHER INFORMATION                                           18

SIGNATURES                                                           19

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           (Unaudited)
                                                     July 31,       January 31,
                                                       1997            1997
                                                       ----            ----
ASSETS

Current assets:
      Cash and cash equivalents.................     $   1,190       $     952
      Restricted cash and cash equivalents......           -                 1
      Accounts receivable, less allowance for
           doubtful accounts of $1,658 and
           $1,414, respectively.................        43,302          41,682
      Inventories...............................        40,924          38,943
      Deferred income taxes.....................         7,307           7,315
      Other current assets......................         1,001             437
                                                      --------        --------
                 Total current assets...........        93,724          89,330
Property, plant and equipment, net..............        51,863          52,469
Intangible and other assets, net................         5,374           6,208
Goodwill, net...................................        11,465          11,966
                                                      --------        --------
                 Total assets...................     $ 162,426       $ 159,973
                                                      ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........     $     452       $     476
      Accounts payable..........................        22,447          23,730
      Accrued liabilities.......................        16,658          14,468
      Other current liabilities.................         3,201           5,220
                                                      --------        --------
                 Total current liabilities......        42,758          43,894

Deferred income taxes...........................         4,459           3,923
Long-term debt..................................        21,867          29,351
Other liabilities...............................         9,827           7,899
                                                      --------        --------
                 Total liabilities..............        78,911          85,067
                                                      --------        --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                           (Unaudited)
                                                     July 31,       January 31,
                                                       1997           1997
                                                       ----           ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
          10,000,000 shares authorized;
          6,574,976 and 6,547,476 shares
          issued, respectively....................           66             65
      Additional paid-in capital..................       39,869         39,326
      Minimum pension liability adjustment........         (136)          (136)
      Treasury stock, at cost, 470,551 shares.....      (11,232)       (11,232)
      Notes receivable from stockholder, net of
          discount of $51 and $85, respectively...       (1,671)        (1,636)
      Cumulative translation adjustment...........         (778)          (374)
      Retained earnings...........................       57,397         48,893
                                                       --------       --------
                 Total stockholders' equity.......       83,515         74,906
                                                       --------       --------
                 Total liabilities and
                   stockholders' equity...........   $  162,426      $ 159,973
                                                       ========       ========





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Six months ended
                                                         July 31,                          July 31,
                                                  1997             1996             1997             1996
                                                  ----             ----             ----             ----
Net sales............................           $ 75,375         $ 71,748        $ 148,721        $ 134,177
Cost of sales........................             55,901           56,467          110,264          103,775
                                                 -------          -------         --------         --------
    Gross profit.....................             19,474           15,281           38,457           30,402
Selling, general and
     administrative expenses.........              9,610            8,653           18,865           16,096
Research and development
    expenses.........................              2,126            2,162            4,202            4,036
                                                 -------          -------         --------         --------
    Operating income.................              7,738            4,466           15,390           10,270
Interest expense, net................                364              291              740              553
Other (income) expense, net..........                 (1)             130              711              127
                                                 -------          -------         --------         --------
    Income before income taxes.......              7,375            4,045           13,939            9,590
Provision for income taxes...........              2,671            1,395            5,100            3,294
                                                 -------          -------         --------         --------
    Net income.......................           $  4,704         $  2,650        $   8,839        $   6,296
                                                 =======          =======         ========         ========
Net income per common and
    common equivalent share..........           $    .75         $    .40        $    1.41        $     .96
                                                 =======          =======         ========         ========
Weighted average common and
    common equivalent shares.........              6,292            6,602            6,278            6,576
                                                 =======          =======         ========         ========
Dividends per share..................           $ 0.0275         $ 0.0275        $  0.0550        $  0.0550
                                                 =======          =======         ========         ========


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1997         1996
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................    $ 8,839      $ 6,296
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............      6,092        4,104
          Deferred income taxes.....................        544        1,000
          (Gain) loss on disposal of assets.........         (1)          10
          Changes in:
                Accounts receivable.................     (1,655)      (3,976)
                Inventories.........................     (2,001)         602
                Other current assets................       (564)        (391)
                Accounts payable....................     (1,281)         928
                Accrued liabilities.................      2,357       (1,654)
                Income taxes payable................       (401)         (72)
                Other current liabilities...........     (1,400)         477
                Other liabilities...................      1,928          609
          Other, net................................       (341)          63
                                                        -------      -------
Net cash provided by operating activities...........     12,116        7,996
                                                        -------      -------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net of cash
       acquired.....................................        -        (19,739)
    Acquisition of property, plant and equipment ...     (4,187)      (8,847)
    Change in restricted cash.......................          1        3,597
                                                        -------      -------
Net cash used by investing activities...............     (4,186)     (24,989)
                                                        -------      -------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................     (7,508)      (7,094)
    Proceeds from new borrowings....................        -         20,500
    Proceeds from issuance of common stock..........        326          739
    Payment of common stock dividends...............       (502)        (350)
    Note receivable from stockholder in
      connection with issuance of common stock......        -         (1,057)
                                                        -------      -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1997        1996
                                                          ----        ----

Net cash (used) provided by financing activities....     (7,684)     12,738
                                                        -------      ------
Effect of exchange rate changes on cash.............         (8)          2
                                                        -------      ------
Increase (decrease) in cash and cash equivalents....        238      (4,253)
Cash and cash equivalents at beginning
   of period........................................        952       5,472
                                                        -------      ------
Cash and cash equivalents at end of period..........   $  1,190    $  1,219
                                                        =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid, net..................................   $    924    $    593
Income taxes paid...................................      4,957       2,368


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses*:
      Estimated fair value of assets acquired.......   $    -       $13,544
      Goodwill and identifiable intangible
        assets . ...................................        -        12,655
      Purchase price obligations....................        -        (1,358)
      Cash paid, net of cash acquired...............        -       (19,739)
                                                        -------      ------
      Liabilities assumed...........................   $    -      $  5,102
                                                        =======      ======

Dividends declared but not paid.....................   $    -      $    177

Note receivable from stockholder in connection
  with issuance of common stock.....................   $    -      $    664

* Restated to include final opening balance sheet adjustments as of January 31, 1997.

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 1997 and the consolidated statements of income for the three and six months ended July 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended July 31, 1997 and 1996. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.

2.   INVENTORIES

     Inventories consisted of the following:
                                                     July 31,    January 31,
                                                       1997         1997
                                                       ----         ----

         Raw materials ...........................  $ 16,466     $ 17,506
         Work-in-progress ........................    11,498       11,599
         Finished goods ..........................    12,960        9,838
                                                     -------      -------
                                                    $ 40,924     $ 38,943
                                                     =======      =======

3.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        1997         1996*
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.8          3.3
     Reduction of taxes provided in prior years......    -           (3.1)
     Foreign sales corporation ......................   (1.1)        (0.7)
     Tax effect of foreign operations ...............   (1.1)         -
     Other...........................................    -           (0.2)
                                                        ----          ----
                                                        36.6%        34.3%
                                                        ====         ====
*Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

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

     The Company has responded to requests for information from the EPA with regard to four other Third Party Facilities, one in September 1991, one (the Chicago Site) in October 1991, one (the ILCO Site) in October 1993 and the fourth (Bern Metal Super Fund Site) in March 1997. Of the four sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only. In July 1997, Allied accepted responsibility for the Bern Metal Super Fund Site.

     Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

4.   CONTINGENT LIABILITIES (continued)


of various other PRPs to fund their respective allocable shares of the remedial cost. However, on October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site. Based on currently available information, however, the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, the majority of which is expected to be paid over the next three to five years.

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

5.   ACQUISITIONS

     Effective February 22, 1996 the Company acquired certain equipment and inventory of LH Research, Inc. (LH) used in its power supply business, along with all rights to the name "LH Research." In addition, effective March 12, 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation (PCC), consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock, and also acquired or repaid $5,158 of indebtedness of PCC. On April 26, 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC, which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. As of May 29, 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


5.   ACQUISITIONS (continued)

     The acquisitions were recorded using the purchase method of accounting. The aggregate purchase prices were $4,428 and $16,932 for LH and PCC, respectively. The purchase prices were allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The results of operations are included in the Company's consolidated financial statements from the date of acquisition.

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

                                           Six months ended
                                             July 31, 1996
                                          ------------------

     Net sales..............................   $136,100
     Net income.............................   $  6,042
     Net income per common share ...........   $    .92

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


6.   STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(ii)  eliminating  the  modified  treasury  stock  method and the three  percent

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


6.   STATEMENTS OF FINANCIAL ACCOUNTING
     STANDARDS NOT YET ADOPTED (continued)

materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. The new rule will require specific disclosure of both basic earnings per share and diluted earnings per share. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

     Pro forma amounts (unaudited) assuming the new accounting principle was applied during all periods presented follow.

                                        Three Months Ended     Six Months Ended
                                              July 31,              July 31,
                                        ------------------     ----------------
                                          1997      1996       1997       1996
                                          ----      ----       ----       ----

  Net income per common share            $ 0.77    $ 0.41      $ 1.45    $ 0.99
                                          =====     =====       =====     =====

  Diluted net income per common share    $ 0.75    $ 0.40      $ 1.41    $ 0.96
                                          =====     =====       =====     =====

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D Technologies, Inc.


We  have   reviewed  the   accompanying   consolidated   balance  sheet  of  C&D
Technologies, Inc. and Subsidiaries as of July 31, 1997, the related consolidated statements of income for the three and six months ended July 31, 1997 and 1996 and the related consolidated statement of cash flows for the six months ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 28, 1997

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Net sales for the fiscal 1998 second quarter and six months ended July 31, 1997 increased $3,627,000 or five percent and $14,544,000 or 11 percent, respectively, compared to the equivalent periods in fiscal 1997. The increase in fiscal 1998 second quarter sales versus the same quarter of the prior fiscal year was primarily due to higher sales to the telecommunications, motive power and uninterruptible power supply (UPS) markets, which were up ten percent, five percent and 11 percent, respectively. These increases were partially offset by an eight percent decrease in non-telecommunications-related power supply sales. On a company-wide basis, fiscal 1998 second quarter telecommunications-related sales were approximately 49 percent of total company sales versus 47 percent of sales for the second quarter of fiscal 1997. The increase in sales for the six months ended July 31, 1997 compared to the equivalent period in fiscal 1997 was primarily due to higher sales to the telecommunications and motive power markets, up ten percent and 12 percent, respectively, as well as higher UPS and power supply sales which were both up 13 percent. A portion of the sales increase during the first six months of fiscal 1998 resulted from the recording of a full half year of sales by PCC versus a partial half year in the comparable period of the prior fiscal year due to the acquisition of PCC on March 12, 1996. On a company-wide basis, telecommunications-related sales remained at 47 percent of total sales for the first half year of both fiscal 1998 and fiscal 1997.

     Gross profit increased $4,193,000 or 27 percent for the second quarter of fiscal 1998 and increased $8,055,000 or 26 percent for the six-month period ended July 31, 1997. Gross margin increased to 25.8 percent for the second quarter of fiscal 1998 versus 21.3 percent for the comparable quarter of the prior year. For the six months ended July 31, 1997, gross margin increased to
25.9 percent, up from 22.7 percent from the same six-month period of fiscal 1997. Gross margins for both the fiscal 1998 second quarter and half year increased primarily as a result of lower material costs, operating efficiencies associated with higher sales volumes, shift in product mix, and the absence of the non-recurring charge incurred in the second quarter of fiscal 1997 related to the relocation of an electronics business from Seattle, Washington to Tucson, Arizona and Dunlap, Tennessee.

     Selling, general and administrative expenses for the three months ended July 31, 1997 increased $957,000 or 11 percent over the comparable period of the prior year primarily due to costs associated with the resolution of legal disputes and higher payroll-related costs. For the six-month period ended July 31, 1997, selling, general and administrative expenses increased $2,769,000 or 17 percent over the same period of the prior year. This increase was primarily due to goodwill amortization, due diligence costs, consulting fees and the legal

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


and payroll costs mentioned above. A portion of the increase was also due to the recording of a full half year of selling, general and administrative expenses by PCC during fiscal 1998, versus a partial half year in the comparable period of the prior year due to the acquisition of PCC during that period.

     Research and development expenses remained proportional to sales at three percent of sales for the second quarter and first six months of both fiscal 1998 and 1997.

     Interest expense, net, increased $73,000 in the second quarter of fiscal 1998 primarily due to lower capitalized interest related to plant expansions and lower interest income, partially offset by the impact of lower debt balances outstanding versus the second quarter of fiscal 1997. For the six-month period ended July 31, 1997, interest expense, net, increased $187,000 over the comparable period of the prior year due to lower capitalized interest related to plant expansions and lower interest income.

     Other expense, net, for the second quarter of fiscal 1998 decreased $131,000 primarily due to a foreign exchange gain in the current quarter versus a foreign exchange loss during the same quarter of the prior year. For the six months ended July 31, 1997, other expense, net, increased $584,000 over the comparable period of the prior year primarily as a result of higher amortization expense associated with the write-off of capitalized debt acquisition costs related to the company's current credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds (Georgia Bonds).

     As a result of the above, income before income taxes increased 82 percent for the second quarter of fiscal 1998 and increased 45 percent for the six-month period ended July 31, 1997 versus the comparable periods of the prior year. Net income for the second quarter increased 78 percent over the second quarter in the prior year to $4,704,000 or 75 cents per share and increased 40 percent to $8,839,000 over the first six months in the prior year or $1.41 per share.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased 52 percent to $12,116,000 for the six-month period ended July 31, 1997 compared to $7,996,000 in the comparable period of the prior year. This increase was primarily due to higher net income and depreciation and amortization expense during the first six months of fiscal 1998; less of an increase in accounts receivable; and an increase in accrued liabilities during the first six months of the current year versus a decrease in accrued liabilities in the comparable period of the prior

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


year. These changes, resulting in higher cash flows from operations, were partially offset by an increase in inventories and decrease in accounts payable during the first six-month period of the current year versus a decrease in inventories and an increase in accounts payable in the first six months of the prior year.

     Net cash used by investing activities totaled $4,186,000 for the six-month period ended July 31, 1997, resulting in a decrease of $20,803,000 versus the same period of the prior year which included the purchase by the Company of PCC and certain equipment and inventory of LH, as well as higher capital spending. The decrease in restricted cash for the first six months of fiscal 1997 resulted from the use of proceeds obtained from the Georgia Bonds. The Company exercised its option to redeem the Georgia Bonds during the second quarter of fiscal 1998.

     Net cash used by financing activities was $7,684,000 for the six-month period ended July 31, 1997 compared to net cash provided by financing activities of $12,738,000 in the comparable period of the prior year. The additional borrowings in the prior year's first six months were used primarily for the funding of the acquisitions of PCC and LH.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first six months of fiscal 1998 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1998 capital expenditures are expected to be approximately $15,000,000 for similar purposes.


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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its annual meeting of stockholders on June 24, 1997.

(b)       See Item 4(c) below.

(c) Alfred Weber was elected as a director by a vote of 5,357,761 for and 11,645 withheld. Kevin P. Dowd was elected as a director by a vote of 5,317,011 for and 52,395 withheld. Glenn M. Feit was elected as a director by a vote of 5,354,111 for and 15,295 withheld. Alan G. Lutz was elected as a director by a vote of 5,355,911 for and 13,495 with-held. William Harrall, III was elected as a director by a vote of 5,354,911 for and 14,495 withheld. Warren A. Law was elected as a director by a vote of 5,356,411 for and 12,995 withheld. John A. H. Shober was elected as a director by a vote of 5,358,961 for and 10,445 withheld.

          The amendment to the Company's restated certificate of incorporation changing the name of the Company to "C&D Technologies, Inc." was approved by a vote of 5,353,070 for and 5,851 against with 10,485 abstentions.

          The appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending January 31, 1998 was ratified by a vote of 5,357,559 for and 5,000 against, with 6,850 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          3.1  Composite Certificate of  Incorporation (filed herewith).

          10.1 Charter Power Systems, Inc. Incentive Compensation Plan (filed herewith).

          10.2 Employment Agreement, dated August 1, 1997 between Larry W. Moore and the Company (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.





September 11, 1997                         BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman, President and Chief
                                                    Executive Officer




September 11, 1997                         BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance and
                                                    Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

          3.1  Composite Certificate of Incorporation.

          10.1 Charter Power Systems, Inc. Incentive Compensation Plan.

          10.2 Employment Agreement, dated August 1, 1997 between Larry W. Moore and the Company.

          11.  Computation of per share earnings.

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information.

          27.  Financial Data Schedule.