Form 10-Q
period 1997-10-31
C&D TECHNOLOGIES INC
filed 1997-12-11
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 8, 1997: 6,148,985

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                    Page No.

   Item 1 - Financial Statements

          Consolidated Balance Sheets -
          October 31, 1997 and January 31, 1997.................      3

          Consolidated Statements of Income -
          Three and Nine Months Ended October 31, 1997
           and 1996.............................................      5

          Consolidated Statements of Cash Flows -
          Nine Months Ended October 31, 1997 and 1996...........      6

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     14

   Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....     15

PART II. OTHER INFORMATION                                           18

SIGNATURES                                                           19

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                            (Unaudited)
                                                   October 31,       January 31,
                                                       1997             1997
                                                       ----             ----
ASSETS

Current assets:
      Cash and cash equivalents.................     $  2,915         $    952
      Restricted cash and cash equivalents......         -                   1
      Accounts receivable, less allowance for
           doubtful accounts of $1,675 and
           $1,414, respectively.................       44,041           41,682
      Inventories...............................       40,263           38,943
      Deferred income taxes.....................        7,286            7,315
      Other current assets......................        1,153              437
                                                      -------          -------
                 Total current assets...........       95,658           89,330

Property, plant and equipment, net..............       54,487           52,469
Intangible and other assets, net................        5,839            6,208
Goodwill, net...................................       11,304           11,966
                                                      -------          -------
                 Total assets...................     $167,288         $159,973
                                                      =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........     $    390         $    476
      Accounts payable..........................       22,806           23,730
      Accrued liabilities.......................       17,867           14,468
      Other current liabilities.................        3,292            5,220
                                                      -------          -------
                 Total current liabilities......       44,355           43,894

Deferred income taxes...........................        4,328            3,923
Long-term debt..................................       17,816           29,351
Other liabilities...............................        9,924            7,899
                                                      -------          -------
                 Total liabilities..............     $ 76,423         $ 85,067
                                                      -------          -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                    October 31,      January 31,
                                                       1997            1997
                                                       ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,585,476 and 6,547,476 shares
           issued, respectively..................          66               65
      Additional paid-in capital.................      40,541           39,326
      Minimum pension liability adjustment.......        (136)            (136)
      Treasury stock, at cost, 452,551 and
           470,551 shares, respectively .........     (10,819)         (11,232)
      Notes receivable from stockholder,
           net of discount of $33 and $85,
           respectively..........................      (1,024)          (1,636)
      Cumulative translation adjustment..........        (310)            (374)
      Retained earnings..........................      62,547           48,893
                                                      -------          -------
                 Total stockholders' equity......      90,865           74,906
                                                      -------          -------
                 Total liabilities and
                   stockholders' equity..........    $167,288         $159,973
                                                      =======          =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Nine months ended
                                                       October 31,                        October 31,
                                                  1997             1996             1997             1996
                                                  ----             ----             ----             ----
Net sales............................           $81,381          $76,576         $230,102         $210,753
Cost of sales........................            60,725           58,314          170,989          162,089
                                                 ------           ------          -------          -------
    Gross profit.....................            20,656           18,262           59,113           48,664
Selling, general and
     administrative expenses.........             9,678            9,326           28,543           25,422
Research and development
    expenses.........................             2,156            2,079            6,358            6,115
                                                 ------           ------          -------          -------
    Operating income.................             8,822            6,857           24,212           17,127
Interest expense, net................               301              388            1,041              941
Other expense (income), net..........               132              (14)             843              113
                                                 ------           ------          -------          -------
    Income before income taxes.......             8,389            6,483           22,328           16,073
Provision for income taxes...........             3,070            2,353            8,170            5,647
                                                 ------           ------          -------          -------
    Net income.......................           $ 5,319          $ 4,130         $ 14,158         $ 10,426
                                                 ======           ======          =======          =======
Net income per common and
    common equivalent share..........           $  0.84          $  0.65         $   2.25         $   1.60
                                                 ======           ======          =======          =======
Weighted average common and
    common equivalent shares.........             6,338            6,359            6,298            6,503
                                                 ======           ======          =======          =======
Dividends per share..................           $0.0275          $0.0275         $ 0.0825         $ 0.0825
                                                 ======           ======          =======          =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Nine months ended
                                                             October 31,
                                                          1997         1996
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................    $ 14,158     $ 10,426
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............       8,770        6,422
          Deferred income taxes.....................         434          936
          Loss on disposal of assets................          72            9
          Changes in:
                Accounts receivable.................      (2,443)      (8,414)
                Inventories.........................      (1,354)       1,020
                Other current assets................        (717)        (388)
                Accounts payable....................        (921)       4,469
                Accrued liabilities.................       3,580          642
                Income taxes payable................        (123)       1,672
                Other current liabilities...........      (1,459)         780
                Other liabilities...................       2,178        1,222
          Other, net................................         269         (244)
                                                          ------       ------
Net cash provided by operating activities...........      22,444       18,552
                                                          ------       ------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net of cash
       acquired.....................................        -         (19,739)
    Acquisition of property, plant and equipment ...      (9,266)     (12,329)
    Proceeds from disposal of property, plant and
       equipment ...................................          13         -
    Change in restricted cash.......................           1        4,745
                                                          ------       ------
Net cash used by investing activities...............      (9,252)     (27,323)
                                                          ------       ------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................     (11,621)      (7,983)
    Proceeds from new borrowings....................        -          23,012
    Proceeds from issuance of common stock..........         435        1,096
    Payment of common stock dividends...............        (671)        (527)
    Purchase of treasury stock......................        -         (10,584)
    Note receivable from stockholder in
      connection with issuance of common stock......        -          (1,057)
    Repayment of note receivable from stockholder...         664         -
                                                          ------       ------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          Nine months ended
                                                             October 31,
                                                          1997         1996
                                                          ----         ----

Net cash (used) provided by financing activities....    (11,193)       3,957
                                                         ------       ------
Effect of exchange rate changes on cash.............        (36)           4
                                                         ------       ------
Increase (decrease) in cash and cash equivalents....      1,963       (4,810)
Cash and cash equivalents at beginning
   of period........................................        952        5,472
                                                         ------       ------
Cash and cash equivalents at end of period..........    $ 2,915      $   662
                                                         ======       ======

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid, net of amount capitalized............    $ 1,294      $ 1,115
Income taxes paid...................................      7,859        3,039


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses*:
      Estimated fair value of assets acquired.......    $   -        $13,544
      Goodwill and identifiable intangible
        assets . ...................................        -         12,655
      Purchase price obligations....................        -         (1,358)
      Cash paid, net of cash acquired...............        -        (19,739)
                                                          ------      ------
      Liabilities assumed...........................    $   -        $ 5,102
                                                          ======      ======

Dividends declared but not paid.....................    $   -        $   167

Note receivable from stockholder in connection
  with issuance of common stock.....................    $   -        $   664

Fair market value of treasury stock issued to
  pension plans ....................................    $    847     $ 1,208

*Restated to include final opening balance sheet adjustments as of January 31, 1997.

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1997. The January 31, 1997 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 1997 and the consolidated statements of income for the three and nine months ended October 31, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended October 31, 1997 and 1996. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.

2.   INVENTORIES

     Inventories consisted of the following:
                                                    October 31,  January 31,
                                                       1997         1997
                                                       ----         ----

         Raw materials ...........................   $17,048      $17,506
         Work-in-progress ........................    11,065       11,599
         Finished goods ..........................    12,150        9,838
                                                      ------       ------
                                                     $40,263      $38,943
                                                      ======       ======
3.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        1997         1996*
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.4          3.6
     Reduction of taxes provided in prior years......     -          (1.9)
     Foreign sales corporation ......................   (1.1)        (0.7)
     Tax effect of foreign operations ...............   (0.9)        (0.9)
     Other...........................................    0.2           -
                                                        ----         ----
                                                        36.6%        35.1%
                                                        ====         ====

*  Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands except per share data)
                                   (UNAUDITED)

4.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities there have been no material changes since January 31, 1997.

     Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous federal, Canadian, Mexican, Irish state and local laws and regulations that are designed to protect the environment and employee health and safety. These laws and regulations include requirements of periodic reporting to governmental agencies regarding the use and disposal of hazardous substances and compliance with rigorous criteria regarding exposure to employees and the disposal of scrap. In the opinion of the Company, the Company complies in all material respects with these laws and regulations.

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the Tonolli Site), was completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will not exceed the $579 previously reserved, the majority of which is expected to be paid over the next one to three years. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli site through litigation against third parties and recalcitrant PRPs.

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

     Based on currently available information, the Company believes that the potential cost of remediation at the ILCO Site is likely to range between $54,000 and $59,000 (based on the estimated costs of the remedial approach selected by the EPA). The Company's allocable share of this cost has not been finally determined and will depend on such variables as the financial capability

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

4.   CONTINGENT LIABILITIES (continued)


of various other PRPs to fund their respective allocable shares of the remedial cost. However, on October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site and the Company has accepted a proposed buyout offer from the EPA. Based on currently available information the Company believes that its most likely exposure with respect to the ILCO Site is an immaterial amount which has been previously reserved, the majority of which is expected to be paid over the next year.

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

                                           Nine months ended
                                           October 31, 1996
                                          ------------------

     Net sales..............................   $212,676
     Net income.............................   $ 10,172
     Net income per common share ...........   $   1.56

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

     Pro forma amounts (unaudited) assuming the new accounting principle was applied during all periods presented follow.

                                        Three Months Ended     Nine Months Ended
                                            October 31,           October 31,
                                        ------------------     -----------------
                                          1997      1996       1997       1996
                                          ----      ----       ----       ----

  Net income per common share            $ 0.87    $ 0.66      $ 2.32    $ 1.65
                                          =====     =====       =====     =====

  Diluted net income per common share    $ 0.84    $ 0.65      $ 2.25    $ 1.60
                                          =====     =====       =====     =====

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We  have   reviewed  the   accompanying   consolidated   balance  sheet  of  C&D
TECHNOLOGIES, INC. and Subsidiaries as of October 31, 1997, the related consolidated statements of income for the three and nine months ended October 31, 1997 and 1996 and the related consolidated statements of cash flows for the nine months ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 25, 1997

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Net sales for the fiscal 1998 third quarter and nine months ended October 31, 1997 increased $4,805,000 or six percent and $19,349,000 or nine percent, respectively, compared to the equivalent periods in fiscal 1997. The increase in fiscal 1998 third quarter sales over the same quarter of the prior fiscal year was primarily due to a 15 percent increase in sales of both telecommunications-related products and non-telecommunications-related power conversion products, partially offset by lower UPS and government sales. On a company-wide basis, fiscal 1998 third quarter telecommunications-related sales were approximately 50 percent of total company sales versus 46 percent of sales for the third quarter of fiscal 1997. The increase in sales for the nine months ended October 31, 1997 compared to the equivalent period in fiscal 1997 was primarily due to higher telecommunications sales, non-telecommunications-related power conversion sales, and motive power sales, up 12 percent, 13 percent and 7 percent, respectively, partially offset by lower government sales. A portion of the sales increase during the first nine months of fiscal 1998 resulted from the recording of a full nine months of sales versus a partial nine-month period in the comparable period of the prior fiscal year due to the acquisition of two power conversion companies during the first quarter of fiscal 1997. On a company-wide basis, telecommunications-related sales for the first nine months of fiscal 1998 were approximately 48 percent of total company sales versus 46 percent for the comparable period of the prior year.

     Gross profit increased $2,394,000 or 13 percent for the third quarter of fiscal 1998 and increased $10,449,000 or 21 percent for the nine-month period ended October 31, 1997 as compared to the same periods in the prior year. Gross margin increased to 25.4 percent for the third quarter of fiscal 1998 versus
23.8 percent for the comparable quarter of the prior year. For the nine months ended October 31, 1997, gross margin increased to 25.7 percent, up from 23.1 percent from the same nine-month period of fiscal 1997. Gross margins for both the fiscal 1998 third quarter and nine months ended October 31, 1997 increased primarily as a result of lower material costs and shift in product mix.

     Selling, general and administrative expenses remained proportional to sales at 12 percent of sales for the third quarter and first nine months of both fiscal 1998 and 1997. Selling, general and administrative expenses for the three months ended October 31, 1997 increased $352,000 or four percent over the comparable period of the prior year primarily due to higher payroll related costs partially offset by lower variable selling expense. For the nine-month period ended October 31, 1997, selling, general and administrative expenses increased $3,121,000 or 12 percent over the same period of the prior year. This increase was primarily due to higher payroll related costs, goodwill amortization, due diligence costs, and the resolution of legal disputes, partially offset by lower variable selling expense. A portion of this increase in selling, general and administrative expenses during the first nine months of Fiscal 1998 resulted from the recording of a full nine months of expenses versus a partial nine-month period in the comparable period of the prior fiscal year due to the acquisition of two power conversion companies during the first quarter of fiscal 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Research and development expenses remained proportional to sales at three percent of sales for the third quarter and first nine months of both fiscal 1998 and 1997.

     Interest expense, net, decreased $87,000 in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997 primarily due to lower debt balances outstanding offset partially by lower capitalized interest. For the nine-month period ended October 31, 1997, interest expense, net, increased $100,000 over the comparable period of the prior year as a result of lower capitalized interest related to plant expansions and lower interest income, which was partially offset by lower debt balances outstanding.

     Other expense, net, for the third quarter of fiscal 1998 increased $146,000 primarily due to a foreign exchange loss in the current quarter versus a foreign exchange gain during the same quarter of the prior year. For the nine months ended October 31, 1997, other expense, net, increased $730,000 over the comparable period of the prior year primarily as a result of higher amortization expense associated with the write-off of capitalized debt acquisition costs related to the company's current credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds (Georgia Bonds) and lower non-operating income. Other expense, net, also increased due to a foreign exchange loss for the first nine months of fiscal 1998 versus a foreign exchange gain during the same period of the prior year.

     As a result of the above, income before income taxes increased 29 percent for the third quarter of fiscal 1998 and increased 39 percent for the nine-month period ended October 31, 1997 versus the comparable periods of the prior year. Net income for the third quarter increased 29 percent over the third quarter in the prior year to $5,319,000 or 84 cents per share and increased 36 percent over the first nine months of the prior year to $14,158,000 or $2.25 per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     Net  cash  provided  by  operating   activities  increased  21  percent  to
$22,444,000 for the nine-month period ended October 31, 1997 compared to $18,552,000 in the comparable period of the prior year. This increase was primarily due to higher net income and depreciation and amortization expense during the first nine months of fiscal 1998, less of an increase in accounts receivable and a greater increase in accrued liabilities versus the first nine months of the prior year. These changes resulting in higher cash flows from operations were partially offset by decreases in accounts payable and other current liabilities during the first nine months of the current year versus increases during the comparable period of the prior year, coupled with an increase in inventories versus a decrease in the prior year.

     Net cash used by investing activities totaled $9,252,000 for the nine-month period ended October 31, 1997, resulting in a decrease of $18,071,000 versus the same period of the prior year which included the purchase by the Company of PCC and certain equipment and inventory of LH, as well as higher capital spending. The decrease in restricted cash for the first nine months of fiscal 1997 resulted from the use of proceeds obtained from the Georgia Bonds. The Company exercised its option and redeemed the Georgia Bonds during the second quarter of fiscal 1998.

     Net cash used by financing activities was $11,193,000 for the nine-month period ended October 31, 1997 compared to net cash provided by financing activities of $3,957,000 in the comparable period of the prior year. The additional borrowings in the prior year's first nine months were used primarily for the funding of the acquisitions of PCC and LH and the purchase of stock in a stock repurchase program.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first nine months of fiscal 1998 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1998 capital expenditures are expected to be approximately $14,000,000 for similar purposes.


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

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Employment Agreement, dated September 30, 1997, between John J. Murray, Jr. and the Company (filed herewith).

          10.2 Supplemental Executive Retirement Plan dated December 11, 1997 (filed herewith).

          10.3 Supplemental Executive Retirement Plan for Alfred Weber dated December 11, 1997 (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.





December 11, 1997                         BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman, President and Chief
                                                    Executive Officer




December 11, 1997                         BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

          10. Employment Agreement, dated September 30, 1997, between John J. Murray, Jr. and the Company.

          10.2 Supplemental  Executive  Retirement Plan dated December 11, 1997.

          10.3 Supplemental Executive Retirement Plan for Alfred Weber dated December 11, 1997.

          11.  Computation of per share earnings.

          15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company, regarding unaudited interim financial information.

          27.  Financial Data Schedule.