Form 10-K
period 1998-01-31
C&D TECHNOLOGIES INC
filed 1998-04-29
CIK 808064

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Class                          Name of each exchange
          --------------                           on which registered
           COMMON STOCK                          -----------------------
     PAR VALUE, $.01 PER SHARE                   NEW YORK STOCK EXCHANGE

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

                                Yes ( x ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 16, 1998: $312,583,116

     Number of shares outstanding of each of the Registrant's classes of common stock as of April 16, 1998: 6,168,562 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy  Statement to be filed                   PART III
pursuant  to  Regulation 14A  within  120         -----------------------------
days after the end of Registrant's fiscal         (Part of Form 10-K into which
year covered by this Form 10-K                      Document is incorporated.)
-----------------------------------------

                                TABLE OF CONTENTS


                                                                       PAGE

PART I

     Item   1   Business..............................................   1
     Item   2   Properties............................................  11
     Item   3   Legal Proceedings.....................................  12
     Item   4   Submission of Matters to a Vote of
                       Security Holders...............................  12


PART II

     Item   5   Market for Registrant's Common Equity
                       and Related Stockholder Matters................  12
     Item   6   Selected Financial Data...............................  14
     Item   7   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............  16
     Item   8   Financial Statements and Supplementary Data...........  21
     Item   9   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.........  21

PART III

     Item   10  Directors and Executive Officers of the Registrant....  21
     Item   11  Executive Compensation................................  21
     Item   12  Security Ownership of Certain Beneficial
                       Owners and Management..........................  21
     Item   13  Certain Relationships and Related Transactions........  21

PART IV

     Item   14  Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K............................  22

SIGNATURES............................................................  26

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE........  F-1

                             C&D TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     C&D  TECHNOLOGIES,  INC.  (together  with its operating  subsidiaries,  the
"Company") is a leading North American producer of integrated reserve power systems for telecommunications, electronic information and industrial applications. The Company is also a leading producer of embedded high frequency switching power supplies for use in telecommunications equipment, advanced office electronics and sophisticated computer systems and of motive power systems for electric industrial vehicles. The Company's integrated reserve power systems are comprised of industrial lead acid batteries, as well as power rectifiers, power control and distribution equipment and related accessories. The Company sells these products both as individual components and as integrated power systems.

     In June 1997, the Company changed its name from Charter Power Systems, Inc. to C&D TECHNOLOGIES, INC.

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

     In March 1994, the Company purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona based company which designs and manufactures custom power supplies. The power supplies are used in the telecommunications power market and the office equipment market in such applications as telecommunication systems, copiers, computers and work stations.

     In January 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply division of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

     In November 1995, the Company sold 50,000 shares of Common Stock in a public offering.

     In February 1996, the Company purchased certain equipment and inventory of LH Research, Inc. ("LH"), a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications.

     In March 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid the indebtedness of PCC. In April 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. Tucson, Arizona based PCC produces DC-to-DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

     In January 1998, the acquired businesses of the PowerSystems Division of ITT, the switching power supply division of Basler Electric Company, LH and PCC were combined into the Power Electronics Division of C&D TECHNOLOGIES, INC.

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

     For fiscal 1998, 1997 and 1996 sales of standby power products accounted for 52.2%, 51.6% and 52.5% of the Company's sales (see "Business - Products and Customers"), respectively. For fiscal 1998, 1997 and 1996, sales of power supplies accounted for 25.3%, 24.4% and 17.9% of the Company's sales, respectively. For fiscal 1998, 1997 and 1996 sales of motive power products accounted for 22.5%, 24.0% and 29.6% of the Company's sales, respectively. The percentage of the Company's sales related to power supplies has increased as a result of aforementioned acquisitions.

     The majority of the Company's standby power products are used in telecommunications applications such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and cellular mobile telephone systems. Other applications for the Company's standby power batteries include uninterruptible power supplies ("UPS"), principally for computers and computer-controlled equipment. In addition, the Company supplies batteries and power electronics equipment for switchgear and instrumentation control systems for electric utilities.

     The majority of the Company's power supply products are sold to original equipment manufacturers ("OEMs") of electronic products on either a custom, standard or modified standard basis. Power supplies are embedded in almost all electronic products and are used to convert incoming AC or DC voltage to the required level and quality of DC voltage.

     The majority of the Company's motive power products are used to provide the primary power source for forklift trucks and other material handling vehicles. The balance are used in a variety of other applications, such as automated guided vehicle systems and airline ground support equipment. A significant portion of these sales include products and systems to recharge motive power batteries.

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

     TELECOMMUNICATIONS. The Company's major telecommunications customers include national long distance companies, Regional Bell Operating Companies, cellular system operators, personal communications services ("PCS") equipment and service providers, paging systems and PBX telephoning locations using fiber optic cable, microwave transmission or traditional copper-wired systems.

     The Company's products include several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty AGM Series Power Plant and the Liberty ACM Series Power Plant, integrate advanced rectifiers with maintenance free valve-regulated batteries.

     The Company recently introduced the Maximizer, a major enhancement to its flagship valve-regulated product, the Liberty 2000. This product provides for state-of-the-art life enhancing technology through the use of a catalyst which is available exclusively from the Company through the end of the second quarter of fiscal 1999, and on a non-exclusive basis thereafter.

     The Company also  introduced a Front Access  FA-125  battery which has been
specifically   designed   for  one  of  the  most   popular   cabinets   in  the
telecommunications market.

     One of the Company's historically important telecommunications products has been the Round Cell reserve power battery, a flooded product which was originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. AT&T spun off its equipment manufacturing operations into an independent company named "Lucent Technologies, Inc.," which began operations on October 1, 1996. The Company or its predecessor has manufactured Round Cells for AT&T or Lucent Technologies, Inc. since 1972 and has been the exclusive manufacturer since 1982. Lucent Technologies, Inc. accounted for 13.5% of sales for the year ended January 31, 1998. No other customer accounted for more than 6% of the Company's sales during fiscal 1998.

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

     EMBEDDED HIGH FREQUENCY SWITCHING POWER SUPPLIES

     The Company, through its Power Electronics Division, designs, manufactures and distributes custom, standard and modified standard electronic power supply systems built for large OEMs of telecommunications equipment, office products, computers and workstations. In addition, the Company's Power Electronics Division manufactures rectifiers for reserve power applications that are sold by the Company's Powercom Division. The Company's Power Electronics Division also manufactures battery chargers for cellular phones. The Company's power supplies are sold under the brand names LH Research, Power Convertibles, and International Power Systems.

     The Company's power supply systems incorporate advanced technology and are designed for dependable operation of the host equipment. The Company's power supply products include AC-to-

DC power supplies, DC-to-DC converters and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. AC-to-DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications. DC-to-DC converters convert one constant voltage into another constant voltage. DC-to-DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors.

     In the telecommunications industry, the Company's power supplies are broadly used in voice and data telecommunications. The Company also produces power supplies for office copiers, workstations and sophisticated computers.

     MOTIVE POWER SYSTEMS

     The Company produces complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. The Company's customers include end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles and, to a lesser extent, OEMs. The Company's motive power products are sold by the Company's Motive Power Division.

     The Company offers a broad line of motive power equipment including the C-Line, which the Company believes is the industry standard for long life; the V-Line for general material handling applications; and the high density Suprema line, designed for narrow aisle warehousing applications requiring high energy. In addition, in fiscal 1998, the Company introduced the low maintenance Liberty Eclipse battery and charger which dramatically reduces the customer's cost of operation.

SALES, INSTALLATION AND SERVICING

     The sales, installation and servicing of the Company's power systems products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Each independent manufacturer's representative operates under a contract with the Company providing for compensation on a commission basis or as a distributor with product purchases for independent resale. The Company also provides engineering, furnishing and installation ("EF&I") to certain accounts through its network of independent manufacturer's representatives.

     In addition to these networks of independent manufacturer's representatives, the Company maintains an internal sales management force consisting  of regional  sales  managers  and  product/market  specialists.  The regional managers are each responsible for managing a number of independent manufacturer's representatives and for developing longer-term supplier relationships with large OEMs and national accounts. The Company also maintains a separate sales force that works with the network of independent manufacturer's representatives and certain large customers.

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

     The Company maintains branch sales offices in the United States, Canada, Europe and Asia, with the support of the Company's headquarters and service personnel, and has relationships with sales representatives or distributors in the Far East, the Middle East, Europe, Mexico and Central and South America.

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

     The Company normally ships standby power products within two weeks to two months after order and motive power products within two days to four weeks after order. Power supplies are normally shipped one week to three months after order. The Company's order backlog at March 31, 1998 was $58,522,000 and at March 31, 1997 was $47,977,000. The majority of the March 31, 1998 backlog is expected to be filled during fiscal 1999.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures its products at eight domestic plants, two plants in Mexico and one plant in Europe. Most key product lines are manufactured at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

     The Company is continuing the process of capacity expansion at several of its plants. During fiscal 1997 the Company completed the process of moving product lines from the Seattle, Washington facility to the Dunlap, Tennessee and Nogales, Mexico facilities that was started in fiscal 1995. As a result, the Seattle, Washington manufacturing facility was closed during fiscal 1997.

     When the Company acquired the PowerSystems Division of ITT in fiscal 1995, it entered into an agreement pursuant to which a third party "shelter company" provides to the Company the Nogales, Mexico facility and employs Mexican staff and labor to assemble the Company's products. This agreement was terminated during fiscal 1998.

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

     During fiscal 1998 the Company has continued its program of ISO recognition and has received ISO 9001 certification at its Dunlap, Tennessee facility. The Company is also ISO 9001 certified at its Blue Bell, Pennsylvania headquarters, Leola, Pennsylvania, Tucson, Arizona, Mexican and Irish facilities.

COMPETITION

     The Company competes with respect to all of its products on the basis of reputation, product quality and reliability, service capability and technology. The Company also competes on the basis of price and its relationships with large customers.

     The Company is a leading North American producer of integrated reserve power systems and power electronics equipment and believes that it is one of the four largest producers of reserve power systems in North America. In motive power, the Company believes that one competitor, Yuasa, Inc., has a significantly larger market share than the Company, and that the Company, along with two other manufacturers, occupies a second tier of the market in which they have a significantly larger market share than their smaller competitors.

     In addition, the Company believes that it has certain competitive advantages in specific product lines. In reserve power systems, the Company believes that it is one of only two major North American companies that manufactures complete, integrated reserve power systems consisting of both electronics and batteries, its other major competitors manufacturing either electronics or batteries, but not both. In motive power, all the Company's major competitors supply integrated power systems, but only the Company and one major competitor manufacture both electronics and batteries. For both reserve and motive power systems, the Company believes that the ability to provide a single source for design, engineering, manufacturing and service is an important element in its competitive position. With respect to power supplies, the Company believes that it is among a small group of larger competitors in this fragmented industry.

     When lead prices rise, certain of the Company's competitors that own smelting operations may have lower lead costs than the Company. However, when lead prices decline, the high fixed costs associated with these operations may provide the Company with a cost advantage.

RESEARCH AND DEVELOPMENT

     The Company maintains extensive technology departments concentrating on electrochemical and electronics technologies. Their focus is on the development of new, standard and custom products, the ongoing development and improvement of existing products, sustaining engineering, production engineering (including quality testing and managing the expansion of production capacity) and the evaluation of competitive products. The Company's research and development facilities in North America and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing areas in order to better meet the needs of customers.

     The Company continues to develop new products in all areas of its business. During fiscal 1998, the Company's Motive Power Division introduced the low maintenance Liberty Eclipse battery and charger which dramatically reduces the customer's cost of operation. During fiscal 1997, the Company extended its range of telecom products with the introduction of a family of medium powered high frequency rectifiers. The Company also introduced several families of high density DC-to-DC converters during fiscal 1997.

INTERNATIONAL OPERATIONS

     The Company sells the full range of its motive and standby power products in Canada through its network of independent Canadian representatives and one branch office. Sales through these independent Canadian representatives and branch office accounted for less than 5% of the Company's sales for the last three fiscal years.

     In addition, the Company manufacturers a large portion of its power supplies in Nogales, Sonora, Mexico and in Agua Prieta, Sonora, Mexico for ultimate sale in the United States and Europe. The Company has no significant sales in Mexico. Power supplies are also manufactured by the Company in Shannon, Ireland. Operations in Ireland accounted for less than 5% of the Company's sales for the last three fiscal years.

PATENTS AND TRADEMARKS

     The Company follows a policy of applying for patents on new inventions and designs and actively pursuing pending and future patent applications. The Company would aggressively assert infringement claims when, in the judgment of the Company, this is warranted. The Company believes that the growth of its business will depend primarily upon the quality of its products and its relationships with its customers, rather than the extent of its patent protection. While the Company believes that patents are important to its business operations, the loss of any single or several patents would not have a material adverse effect on the Company. During fiscal 1998, the Company continued to prosecute United States and foreign applications which had been previously filed.

     The Company regards its trademarks C&D, C&D POWERCOM, LIBERTY, LIBERTY SERIES, and POWER CONVERTIBLES as being of substantial value in the marketing of its products. The Company has registered its C&D, C&D POWERCOM, LIBERTY, LIBERTY SERIES, and POWER CONVERTIBLES trademarks in the United States Patent and Trademark Office and the Company also has applications pending for registrations of other trademarks in the United States. The Company's trademarks include COMPUCHARGE, FERRO FIVE, GUARDIAN, GUARDSMAN, RANGER, RANGERNET and SCOUT.

EMPLOYEES

     At March 31, 1998 the Company had approximately 2,596 employees. Of these employees, 2,204 were employed in manufacturing and 392 were employed in field sales, technical, manufacturing support, sales support, marketing and administrative activities.

     The Company's management considers its employee relations to be satisfactory. Employees in eight plants are not represented by a union. Employees at the other three plants are represented by three different unions under collective bargaining agreements.

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

     The  Company   operates   under  what  it   believes  is  a   comprehensive
environmental, health and safety compliance program, which is headed by an environmental director and staffed with trained environmental professionals. As part of its program, the Company has prepared written environmental and health and safety practice manuals, conducts regular employee training seminars, undertakes internal and external audits of its operations and environmental and health and safety programs and practices and engages in sampling and monitoring of employee air, blood lead levels and other chemical exposures. The Company also has installed certain pollution abatement equipment to minimize or reduce emissions of regulated pollutants into the environment. The Company has instituted a hazardous materials recapture and recycling program at each of its facilities and for its customers. In addition, the Company monitors and seeks to address known or potential environmental conditions resulting from or which may arise from current and historic hazardous materials handling and waste disposal practices.

     While the Company believes that it is in material compliance with the applicable environmental requirements, it has received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of its operations are not in compliance with its permits or applicable environmental requirements. Occasionally the Company is required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing legal or regulatory requirements. When the Company receives a notice of a non-compliance, it undertakes to achieve compliance and to work with the authorities to resolve satisfactorily the issues raised. The associated costs of such compliance efforts have not had a material effect on the Company's business, financial condition or results of operations.

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

     With respect to the four sites not being covered by the Allied indemnity, based upon the most currently available information, the Company believes that its share of liability at these sites will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company has accrued reserves for these and other immaterial potential environmental liabilities in its consolidated financial statements and periodically reevaluates, and changes as it deems appropriate, the reserved amounts for these liabilities in view of the most current information available to it.

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

     The Company's Conyers, Georgia facility was listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly stormwater runoff, has been excavated and disposed of by the Company, and a hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed and the final remediation report was submitted to the state on June 1, 1997. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     With respect to each of the properties described in the preceding two paragraphs, the Company has accrued a reserve in its consolidated financial statements for its estimate of the potential costs and liabilities associated with the potential contamination. The Company believes that the costs and potential liabilities for these matters are not likely to have a material effect on the Company's business, financial condition or results of operations.

ITEM 2.  PROPERTIES

     Set forth below is certain information, as of March 31, 1998, with respect to the Company's principal properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                        Square           Products Manufactured
      Location                          Footage          at or Use of Facility
      --------                          -------          ---------------------

                            United States Properties
                            ------------------------

Manufacturing:
-------------

      Attica, Indiana................  207,000   Large standby power batteries
                                                 and motive power batteries
      Conshohocken, Pennsylvania.....  130,000   Metal trays, metal racks and
                                                 cabinets, battery R&D
                                                 laboratories, distribution
                                                 center
      Conyers, Georgia...............  161,000   Small standby power batteries
      Dunlap, Tennessee..............   73,000   Motive power and standby power
                                                 electronics products, cabinets
                                                 and metal racks
      Huguenot, New York.............  148,000   Motive power batteries
      Leola, Pennsylvania............  187,000   Large standby power batteries
      Tucson, Arizona................   41,000   Power converters, cellular
                                                 phone battery chargers
      Costa Mesa, California.........   33,000   Power supplies

Other:
-----

      Blue Bell, Pennsylvania........   33,000   World headquarters
      Tucson, Arizona................   40,000   Headquarters of Power
                                                 Electronics
                                                 Division and electronics
                                                 R&D laboratories

                            International Properties
                            ------------------------

Manufacturing:
-------------

      Agua Prieta, Sonora, Mexico....   24,000   Power converters
      Nogales, Sonora, Mexico........   83,000   Power supplies, cellular phone
                                                 battery chargers
      Shannon, Ireland...............   19,000   Power converters and
                                                 electronics R&D laboratories

Other:
-----

       Mississauga, Ontario, Canada..   20,000   Canadian branch headquarters,
                                                 sales office and distribution
                                                 center

     The Company owns its Attica, Conyers, Leola and Conshohocken properties. The Huguenot property is leased under an industrial revenue bond financing arrangement entitling the Company to purchase the property for a nominal amount at the end of the term of the related financing occurring in the fourth quarter of fiscal 1999. In connection with the Acquisition, Allied agreed to pay the principal and interest due under this financing arrangement. The Blue Bell, Dunlap, Mississauga, Tucson, Costa Mesa, Shannon, Agua Prieta and Nogales facilities and the Company's branch sales offices are leased. The lease of the Dunlap property terminates in January 2004. The Company has an option to purchase the Dunlap property during the lease term for $1,160,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on The New York Stock Exchange on December 20, 1996 under the symbol CHP. From October 27, 1995 through December 19, 1996, the Common Stock was traded on the Nasdaq National Market under the symbol CHTR. Prior to October 27, 1995 the Common Stock was listed and principally traded on the American Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of the Company's Common Stock on April 16, 1998 was 2,256.

     The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the Nasdaq National Market through December 19, 1996, and The New York Stock Exchange thereafter. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                           Year Ended
                                       -------------------
                            January 31, 1998         January 31, 1997
                            ----------------         ----------------

     Fiscal Quarter         High        Low          High         Low
     --------------         ----        ---          ----         ---

     First Quarter.....  $34  3/4     $25  7/8     $29  3/4     $25
     Second Quarter....   38  7/8      28  3/8      36           17  1/4
     Third Quarter.....   49  1/8      37  1/2      26  1/4      20
     Fourth Quarter....   49  5/8      42           35           24

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data for the periods indicated have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements for fiscal 1998, 1997 and 1996, which appear elsewhere herein.

                                                                     Fiscal Year
                                           ------------------------------------------------------------
                                            1998        1997(4)         1996        1995(3)       1994
                                           -------      -------        -------      -------      -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net sales.............................    $308,054     $286,907       $242,422     $200,009     $162,005
Cost of sales.........................     226,880      219,819        185,808      154,464      123,560
                                           -------      -------        -------      -------      -------
  Gross profit........................      81,174       67,088         56,614       45,545       38,445
Selling, general and
  administrative expenses.............      39,333       34,499         27,781       24,796       23,121
Research and development
  expenses............................       8,610        8,143          6,196        5,284        2,746
                                           -------      -------        -------      -------      -------
  Operating income....................      33,231       24,446         22,637       15,465       12,578

Interest expense, net.................       1,129        1,396          1,063        1,222        1,003
Other expense (income), net...........       1,058           (8)           423          310          809
                                           -------      -------        -------      -------      -------
Income before income taxes    ........      31,044       23,058         21,151       13,933       10,766
Provision for income taxes............      11,359        8,121          7,107        4,556        4,359
                                           -------      -------        -------      -------      -------
Net income ...........................    $ 19,685     $ 14,937       $ 14,044     $  9,377     $  6,407
                                           =======      =======        =======      =======      =======

Net income per common share (1).......    $   3.22     $   2.39       $   2.33     $   1.59     $   1.11
                                           =======      =======        =======      =======      =======

Net income per common share -
  assuming dilution (2)...............    $   3.12     $   2.32       $   2.18     $   1.51         1.08
                                           =======      =======        =======      =======      =======

Dividends per common share............    $    .11     $    .11       $    .11     $    .11     $    .11
                                           =======      =======        =======      =======      =======

BALANCE SHEET DATA:

Working capital.......................    $ 47,342     $ 45,436       $ 50,302     $ 27,746     $ 18,556
Total assets..........................     166,498      159,973        130,827      112,137       93,255
Short-term debt (exclusively current
   portion of long-term debt).........         321          476            200        3,670        3,121
Long-term debt........................      10,267       29,351         15,417       14,183       11,149
Stockholders' equity..................      97,305       74,906         68,926       51,722       41,031
----------

                                         (footnotes begin on the following page)

     (1) Based on  6,110,685,  6,258,554,  6,039,452,  5,906,311  and  5,784,429
weighted average shares outstanding for fiscal 1998, 1997, 1996, 1995 and 1994, respectively.

     (2) Based on  6,315,912,  6,439,165,  6,451,289,  6,210,793  and  5,922,511
weighted average shares outstanding and the effect of shares issuable under stock options based on the treasury stock method for fiscal 1998, 1997, 1996, 1995 and 1994, respectively.

     (3) In March 1994, the Company acquired for cash, certain assets and assumed certain liabilities of the custom power supply business of ITT PowerSystems Corporation. In January 1995, the Company purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components.

     (4) In February 1996, the Company acquired substantially all the assets of LH, a producer and marketer of standard power supply systems for the electronics industry. In March 1996, the Company acquired from Burr-Brown Corporation, its entire interest in PCC consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid the indebtedness of PCC. In April 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. PCC produces battery chargers for cellular phones and DC-to-DC converters used on communications, computer, medical, industrial and instrumentation markets. See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ECONOMY AND SHIFT IN CUSTOMER DEMAND

     During fiscal 1998 continued improved economic conditions resulted in higher demand for the Company's standby power products over the prior year. In the telecommunications market, continued growth in the demand for valve-regulated batteries was reflected in the growth in sales of Liberty 2000, a premium valve-regulated battery. During fiscal 1998 demand also increased for flooded batteries over the prior year.

RAW MATERIAL PRICING AND PRODUCTIVITY

     Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of the Company's industrial batteries and electronics products and, accordingly, represent a significant portion of the Company's materials costs. During fiscal 1998, 1997 and 1996, the average North American producer price of lead has been $.48, $.50 and $.44 /lb., respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth selected items in the Company's consolidated statements of income as a percentage of sales for the periods indicated.

                                                             Fiscal Year
                                                       ------------------------

                                                       1998      1997      1996
                                                       ----      ----      ----

      Net sales...................................... 100.0%    100.0%    100.0%
      Cost of sales..................................  73.6      76.6      76.6
                                                      -----     -----     -----

        Gross profit.................................  26.4      23.4      23.4

      Selling, general and administrative expenses...  12.8      12.0      11.5
      Research and development expenses..............   2.8       2.9       2.6
                                                      -----     -----     -----

        Operating income.............................  10.8       8.5       9.3

      Interest expense, net .........................   0.4       0.5       0.4
      Other expense, net.............................   0.3       0.0       0.2
                                                      -----     -----     -----

        Income before income taxes...................  10.1       8.0       8.7

      Provision for income taxes.....................   3.7       2.8       2.9
                                                      -----     -----     -----

        Net income...................................   6.4%      5.2%      5.8%
                                                      =====     =====     =====


FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales for fiscal 1998 increased $21,147,000 or seven percent to $308,054,000 from $286,907,000 in fiscal 1997. This increase was a result of a 15 percent increase in telecommunications-related sales and a six percent increase in both non-telecommunications-related power conversion sales and UPS sales, partially offset by lower government and control sales. A portion of the fiscal 1998 sales increase resulted from the recording of a full year's sales versus a partial year in fiscal 1997 due to the acquisition of a power conversion company during the first quarter of fiscal 1997. On a company-wide basis, telecommunications-related sales were approximately 49 percent of total Company sales during fiscal 1998 versus 46 percent in fiscal 1997.

     Gross profit for fiscal 1998 increased $14,086,000 or 21 percent to $81,174,000 from $67,088,000 in the prior fiscal year, resulting in a gross margin of 26.4 percent versus 23.4 percent in the prior year. Gross margins increased primarily as a result of lower material costs, a shift in product mix and operating efficiencies associated with the higher sales volumes.

     Selling, general and administrative expenses for fiscal 1998 increased $4,834,000 or 14 percent over the prior year primarily as a result of the accelerated write-off of goodwill and intangible assets associated with LH (due to impairment), higher payroll related costs, warranty, due diligence costs, and the resolution of legal disputes, partially offset by lower variable selling expense.

     Research and development expense remained proportional to sales as a relative percentage for both fiscal 1998 and fiscal 1997 at approximately three percent of sales.

     Interest expense, net, decreased 19 percent from fiscal 1997 to fiscal 1998 primarily due to lower debt balances outstanding, partially offset by lower capitalized interest related to plant expansions and lower interest income.

     Other expense, net, increased $1,066,000 from fiscal 1997 to fiscal 1998 as a result of higher amortization expense associated with the write-off of capitalized debt acquisition costs related to the Company's credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds ("Georgia Bonds"). This increase was also due to lower nonoperating income during fiscal 1998 coupled with a foreign exchange loss in fiscal 1998 versus a slight foreign exchange gain in fiscal 1997.

     Income tax expense increased $3,238,000 from fiscal 1997 to fiscal 1998, primarily due to higher levels of income before income taxes coupled with a smaller favorable tax effect from foreign operations.

     As a result of the above, for fiscal 1998, net income rose 32 percent from fiscal 1997 to $19,685,000 or $3.22 per common share and $3.12 per common share
- assuming dilution.

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

     As a result of the above, net income increased six percent from fiscal 1996 to $14,937,000 or $2.39 per common share and $2.32 per common share - assuming dilution.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased 24 percent to $31,972,000 in fiscal 1998 compared to $25,737,000 in fiscal 1997. This increase was primarily due to a smaller increase in accounts receivable in fiscal 1998 than in fiscal 1997, coupled with higher net income and depreciation in fiscal 1998. These changes resulting in higher cash flows from operations were partially offset by an increase in inventories and a decrease in accounts payable in fiscal 1998 versus a decrease in inventory and an increase in accounts payable in the prior year.

     Net cash used by investing activities totaled $13,598,000 for fiscal 1998, resulting in a decrease of $17,053,000 versus the prior year which included the purchase by the Company of PCC and certain equipment and inventory of LH, as well as higher capital spending. In fiscal 1997, the change in restricted cash resulted from the use of proceeds obtained from the Development Authority of Rockdale County Industrial Development Revenue Bonds, obtained in fiscal 1996, to finance the Company's expansion of the Conyers, Georgia plant. The Company exercised its option to redeem the Georgia Bonds during the second quarter of fiscal 1998.

     Net cash used by financing activities was $18,139,000 for fiscal 1998 compared to net cash provided by financing activities of $385,000 in the prior year. The additional borrowings in the prior year were used primarily for the funding of the acquisitions of PCC and LH and the purchase of stock in a stock repurchase program.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. The Company's bank loan agreement permits quarterly dividends to be paid on the Company's Common Stock so long as there is no default under that agreement. Capital expenditures during fiscal 1998 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 1999 capital expenditures are expected to be approximately $22,000,000 for similar purposes.

     The Company has been notified that it is a potentially responsible party and has responded to requests for information relating to various Third Party Facilities (see note 8[B] of the notes to consolidated financial statements).

DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flows denominated in foreign currencies, primarily the Canadian dollar and Mexican peso.

     The Company uses interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount.

READINESS FOR YEAR 2000

     The Company has taken actions to understand the nature and extent of the work required to make its computer systems Year 2000 compliant. The Company has completed its assessment of its requirements to become Year 2000 compliant, has developed an action plan and currently has resources dedicated to carry out the Company's Year 2000 action plan which the Company expects to complete by December 31, 1998. The Company continues to evaluate the estimated future costs associated with its Year 2000 action plan but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position. The Company has received inquires from its major customers and has initiated formal communications with its significant suppliers to determine the extent to which the Company might be impacted by those third parties' failure to be Year 2000 compliant.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 and begin reporting comprehensive income in the first quarter of fiscal 1999.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has not yet determined the impact of the implementation of SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) provides reduced disclosure requirements for nonpublic entities; (vi) revises disclosures about defined contribution plans; and (vii) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or
106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS No. 132.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The Company believes that the adoption of this SOP will not have a material effect on its financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

      (1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT ON FORM 10-K:

          C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

          Report of Independent Accountants

          Consolidated Balance Sheets as of January 31, 1998, and 1997

          Consolidated Statements of Income for the years ended January 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the years ended January 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

      (2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS INCLUDED IN THIS REPORT ON FORM 10-K:

          C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 1998, 1997 and 1996

          Report of Independent Accountants on Schedule

          II.      Valuation and Qualifying Accounts

      (3)   EXHIBITS:

            3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

            3.2      By-laws  of  the  Company,  as  amended   (incorporated  by
                     reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

            4.1 Amended and Restated Financing and Security Agreement dated as of January 30, 1998 among NationsBank, N.A., CoreStates Bank, N.A., The Chase Manhattan Bank, and PNC Bank, National Association and C&D TECHNOLOGIES, INC.
                     and its subsidiaries (filed herewith).

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

            10.4 C&D TECHNOLOGIES, INC. Savings Plan (October 1, 1997 Restatement) (filed herewith).

            10.5 C&D Charter Power Systems, Inc. Pension Plan for Salaried Employees (as of January 27, 1998 the name was changed to C&D TECHNOLOGIES, INC. Pension Plan for Salaried Employees) as restated and amended (incorporated by reference to
                     Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996); Third Amendment thereto dated February 18, 1997 (filed herewith); Fourth Amendment thereto dated January 27, 1998 (filed herewith).

            10.6 Charter Power Systems, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

            10.7 Registration Rights Agreement dated May 30, 1989, between Alfred Weber and the Company (incorporated by reference to
                     Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Employment Agreement, dated as of April 1, 1996, and Pledge and Security Agreement and Reimbursement Agreement, each dated April 30, 1996, between Alfred Weber and the Company; Secured Promissory Note and Option Secured Promissory Note, each dated April 30, 1996, by Alfred Weber in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

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

            10.14 Employment Agreement dated August 1, 1997 between Larry M. Moore and the Company (incorporated by reference to Exhibit
                     10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

            10.15    Employment  Agreement dated September 30, 1997 between John
                     J. Murray, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

            10.16 Charter Power Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

            10.17 Supplemental Executive Retirement Plan dated December 11, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

            10.18 Supplemental Executive Retirement Plan for Alfred Weber dated December 11, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

            21       Subsidiaries of the Company (filed herewith).

            23       Consent of Independent Accountants (filed herewith).

            27       Financial Data Schedule (filed herewith).

            99.1 Additional undertaking in connection with the Company's Registration Statement on Form S-8 No. 33-31978 (filed November 7, 1989), the Company's Registration Statement on Form S-8, No. 33-71390 (filed October 27, 1993), the Company's Registration Statement on Form S-8, No. 33-86672 (filed November 23, 1994), the Company's Registration Statement on Form S-8 No. 333-17979 (filed December 16,
                     1996), and the Company's Registration Statement on Form S-8 No. 333-38891 (filed October 27, 1997).

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

                                          C&D TECHNOLOGIES, INC.

     April 29, 1998                       By: /s/ALFRED WEBER
                                              -----------------------
                                                 Alfred Weber
                                                 Chairman, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                      DATE
         ---------                     -----                      ----

/s/ ALFRED WEBER             Chairman, President and          April 29, 1998
--------------------------
    Alfred Weber             Chief Executive Officer

/s/ STEPHEN E. MARKERT, JR   Vice President Finance           April 29, 1998
--------------------------
    Stephen E. Markert, Jr   (Principal Financial and
                             Accounting Officer)

/s/ KEVIN P. DOWD            Director                         April 29, 1998
--------------------------
     Kevin P. Dowd

/s/ GLENN M. FEIT            Director                         April 29, 1998
--------------------------
    Glenn M. Feit

/s/ WILLIAM HARRAL, III      Director                         April 29, 1998
--------------------------
    William Harral, III

/s/ WARREN A. LAW            Director                         April 29, 1998
--------------------------
    Warren A. Law

/s/ ALAN G. LUTZ             Director                         April 29, 1998
--------------------------
     Alan G. Lutz

/s/ JOHN A. H. SHOBER        Director                         April 29, 1998
--------------------------
    John A. H. Shober

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                   PAGE
                                                                   ----

       Report of Independent Accountants..................          F-2

       Consolidated Balance Sheets as of
         January 31, 1998 and 1997........................          F-3

       Consolidated Statements of Income
         for the years ended January 31, 1998, 1997
         and 1996.........................................          F-4

       Consolidated Statements of
         Stockholders' Equity for the years
         ended January 31, 1998, 1997 and 1996............          F-5

       Consolidated Statements of Cash Flows
        for the years ended January 31, 1998, 1997
         and 1996.........................................          F-6

       Notes to Consolidated Financial Statements.........          F-8


FINANCIAL STATEMENT SCHEDULE
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 1998, 1997 and 1996

       Report of Independent Accountants on Schedule......          S-1

       Schedule II.  Valuation and Qualifying Accounts....          S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of C&D TECHNOLOGIES, INC. and Subsidiaries (formerly Charter Power Systems, Inc.) as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C&D TECHNOLOGIES, INC. and Subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1998

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                                             1998        1997*
                                                             ----        ----
ASSETS

Current assets:
  Cash and cash equivalents ............................  $  1,167    $    952
  Restricted cash and cash equivalents..................     -               1
  Accounts receivable, less allowance for doubtful
      accounts of $1,701 in 1998 and $1,414 in 1997.....    42,742      41,682
  Inventories...........................................    40,735      38,943
  Deferred income taxes.................................     7,871       7,315
  Other current assets..................................       885         437
                                                           -------     -------
      Total current assets..............................    93,400      89,330
Property, plant and equipment, net......................    57,058      52,469
Intangible and other assets, net........................     5,339       6,208
Goodwill, net...........................................    10,701      11,966
                                                           -------     -------
      Total assets......................................  $166,498    $159,973
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.....................  $    321    $    476
  Accounts payable......................................    22,791      23,730
  Accrued liabilities...................................    16,012      14,468
  Income taxes..........................................     3,689         939
  Other current liabilities.............................     3,245       4,281
                                                           -------     -------
      Total current liabilities.........................    46,058      43,894
Deferred income taxes...................................     2,376       3,923
Long-term debt..........................................    10,267      29,351
Other liabilities.......................................    10,492       7,899
                                                           -------     -------
      Total liabilities.................................    69,193      85,067
                                                           -------     -------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 10,000,000 shares
      authorized; 6,614,449 and 6,547,476 shares
      issued in 1998 and 1997, respectively.............        66          65
  Additional paid-in capital............................    41,430      39,326
  Minimum pension liability adjustment..................     -            (136)
  Treasury stock, at cost, 452,551 and 470,551
      shares in 1998 and 1997, respectively.............   (10,819)    (11,232)
  Notes receivable from stockholder, net of discount of
      $28 and $85 in 1998 and 1997 respectively.........    (1,029)     (1,636)
  Cumulative translation adjustment.....................      (248)       (374)
  Retained earnings ....................................    67,905      48,893
                                                           -------     -------
      Total stockholders' equity........................    97,305      74,906
                                                           -------     -------
      Total liabilities and stockholders' equity........  $166,498    $159,973
                                                           =======     =======

* Reclassified for comparative purposes

                 See notes to consolidated financial statements.
                                       F-3

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED JANUARY 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                             1998        1997        1996
                                             ----        ----        ----


Net sales...............................  $308,054    $286,907    $242,422
Cost of sales...........................   226,880     219,819     185,808
                                           -------     -------     -------
      Gross profit......................    81,174      67,088      56,614

Selling, general and administrative
      expenses..........................    39,333      34,499      27,781
Research and development expenses.......     8,610       8,143       6,196
                                           -------     -------     -------
      Operating income..................    33,231      24,446      22,637

Interest expense, net...................     1,129       1,396       1,063
Other expense (income), net.............     1,058          (8)        423
                                           -------     -------     -------
      Income before income taxes........    31,044      23,058      21,151

Provision for income taxes..............    11,359       8,121       7,107
                                           -------     -------     -------
      Net income .......................  $ 19,685    $ 14,937    $ 14,044
                                           =======     =======     =======


Net income per common share.............  $   3.22    $   2.39    $   2.33

Net income per common share -
      assuming dilution.................  $   3.12    $   2.32    $   2.18
















                 See notes to consolidated financial statements.
                                       F-4

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Minimum                         Notes
                                 Common Stock   Additional   Pension     Treasury Stock    Receivable  Cumulative
                                 ------------     Paid-In   Liability   ----------------      From     Translation  Retained
                               Shares    Amount   Capital   Adjustment  Shares    Amount  Stockholders Adjustment   Earnings
                               ------    ------   -------   ----------  ------    ------  ------------ ----------   --------


Balance as of
  January 31,1995............  5,971,041   $60    $32,053                                    $(1,656)             $21,265
Net income...................                                                                                      14,044
Dividends to stockholders,
  $.11 per share.............                                                                                        (665)
Principal payments on stock-
  holder notes...............                                                                  1,656
Tax effect relating to stock
  options exercised..........                       1,426
Minimum pension liability
  adjustment.................                                  $(760)
Purchase of common stock.....                                           (57,400)  $(1,304)
Issuance of common stock.....     50,000              667
Stock options exercised......    305,135     3      2,137
                               ---------    --     ------       ----   --------   -------     ------      ----     ------
Balance as of
  January 31, 1996...........  6,326,176    63     36,283       (760)   (57,400)   (1,304)       -                 34,644

Net income...................                                                                                      14,937
Dividends to stockholders,
  $.11 per share.............                                                                                        (688)
Notes receivable
  from stockholder...........                                                                 (1,721)
Discount on notes receivable
  from stockholder...........                                                                    137
Amortization of discount on
  stockholder notes..........                                                                    (52)
Tax effect relating to stock
  options exercised..........                       1,151
Minimum pension liability
  adjustment.................                                    624
Cumulative translation
  adjustment.................                                                                            $(374)
Purchase of common stock.....                                          (464,569)  (11,092)
Issuance of common stock.....                          44                51,418     1,164
Stock options exercised......    221,300     2      1,848
                               ---------    --     ------       ----   --------   -------     ------      ----     ------
Balance as of
  January 31, 1997...........  6,547,476    65     39,326       (136)  (470,551)  (11,232)    (1,636)     (374)    48,893

Net Income...................                                                                                      19,685
Dividends to stockholders,
  $.11 per share.............                                                                                        (673)
Principal payments on
  stockholder notes..........                                                                    664
Amortization of discount on
  stockholder notes..........                                                                    (57)
Tax effect relating to stock
  options exercised..........                         564
Minimum pension liability
  adjustment.................                                    136
Cumulative translation
  adjustment.................                                                                              126
Issuance of common stock.....                         434                18,000       413
Stock options exercised......     66,973     1      1,106
                               ---------    --     ------      ----    --------   -------     ------      ----     ------
Balance as of
   January 31, 1998..........  6,614,449   $66    $41,430   $    -     (452,551) $(10,819)   $(1,029)    $(248)   $67,905
                               =========    ==     ======      ====    ========   =======     ======      ====     ======

                 See notes to consolidated financial statements.
                                       F-5

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)

                                                               1998           1997*           1996
                                                               ----           ----            ----

Cash flows provided (used) by operating activities:
  Net income.............................................   $ 19,685       $ 14,937        $ 14,044
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization..........................     11,824          8,494           6,109
  Deferred income taxes .................................     (2,338)          (302)         (1,237)
  Loss on disposal of assets.............................        175             80             428
  Changes in:
        Accounts receivable..............................     (1,182)        (7,188)         (1,570)
        Inventories......................................     (1,856)         2,898          (8,341)
        Other current assets.............................       (450)           163             (56)
        Accounts payable.................................       (933)         2,943           3,405
        Accrued liabilities..............................      1,566           (802)          1,600
        Income taxes payable.............................      3,447          3,004             670
        Other current liabilities........................     (1,036)         1,257            (794)
        Other liabilities................................      2,593            667           1,143
  Other, net.............................................        477           (414)           (426)
                                                             -------        -------         -------
Net cash provided by operating activities................     31,972         25,737          14,975
                                                             -------        -------         -------

Cash flows provided (used) by investing activities:
  Acquisition of businesses, net.........................        -          (19,739)            -
  Acquisition of property, plant and equipment...........    (13,640)       (16,322)         (7,937)
  Proceeds from disposal of property,
    plant and equipment..................................         41              9           2,579
  Change in restricted cash..............................          1          5,401          (5,327)
                                                             -------        -------         -------
Net cash used by investing activities....................    (13,598)       (30,651)        (10,685)
                                                             -------        -------         -------
Cash flows provided (used) by financing activities:
  Repayment of long-term debt............................    (19,239)        (8,291)         (8,669)
  Proceeds from new borrowings...........................        -           20,333           6,500
  Financing costs of long-term debt......................        -              -              (257)
  Issuance of note receivable to stockholder.............        -           (1,057)            -
  Repayment of notes receivable from stockholders........        664            -             1,656
  Proceeds from issuance of common stock, net............      1,107          1,186           2,807
  Purchase of treasury stock.............................        -          (11,092)         (1,304)
  Payment of common stock dividends......................       (671)          (694)           (657)
                                                             -------        -------         -------
Net cash (used) provided by financing activities.........    (18,139)           385              76
                                                             -------        -------         -------
Effect of exchange rate changes on cash..................        (20)             9               9
                                                             -------        -------         -------
Increase (decrease) in cash and cash equivalents.........        215         (4,520)          4,375
Cash and cash equivalents at beginning of year...........        952          5,472           1,097
                                                             -------        -------         -------
Cash and cash equivalents at end of year.................   $  1,167       $    952        $  5,472
                                                             =======        =======         =======

*  Reclassified for comparative purposes

                 See notes to consolidated financial statements.
                                       F-6

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS ENDED JANUARY 31,
                             (DOLLARS IN THOUSANDS)



                                                       1998         1997        1996
                                                       ----         ----        ----

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

     Interest paid, net.............................. $ 1,599     $  1,593     $1,419

     Income taxes paid............................... $10,251     $  5,378     $7,674



SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Acquired businesses:
     Estimated fair value of assets acquired......... $  -        $ 13,544     $  -
     Goodwill and identifiable intangible assets.....    -          12,655        -
     Purchase price obligations......................    -          (1,358)       -
     Cash paid, net of cash acquired.................    -         (19,739)       -
                                                       ------      -------      -----
     Liabilities assumed............................. $  -        $  5,102     $  -
                                                       ======      =======      =====

Dividends declared but not paid...................... $   169     $    167     $  172

Note receivable from stockholder in connection
  with issuance of common stock...................... $  -        $    664     $  -
Fair market value of treasury stock issued to
  pension plans...................................... $   847     $  1,208     $  -














                 See notes to consolidated financial statements.
                                       F-7

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:

     C&D TECHNOLOGIES, INC. was incorporated in November 1985. The Company manufactures battery power systems and their components for commercial, industrial and government use in the North American and export standby power and motive power markets. The Company also manufactures embedded high frequency switching power supplies for use in telecommunication equipment, advanced office electronics and sophisticated computer systems. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied") (the "Acquisition").

     The consolidated financial statements include the accounts of C&D TECHNOLOGIES, INC. and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

     FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in non-operating expenses.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flows denominated in foreign currencies, primarily the Canadian dollar and Mexican peso.

     The Company uses interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount (see Note 11).

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $6,204 and $7,577 at January 31, 1998 and 1997, respectively.

     REVENUE RECOGNITION:

     Revenue is recognized when products are shipped and title is passed to the customer.

     INVENTORIES:

     Inventories are stated at the lower of cost or net realizable value. Cost is generally determined by the last-in, first-out method for financial statement and federal income tax purposes.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment acquired as of the Acquisition was recorded at the then fair value. Property, plant and equipment acquired subsequent to the Acquisition is recorded at cost or fair market value if part of an acquisition. Plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company's policy is to capitalize interest during the period of construction.

     The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, generally three to five years, using the straight-line method.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLE AND OTHER ASSETS, NET:

     Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 14) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to ten years. Accumulated amortization as of January 31, 1998 and 1997 was $1,936 and $1,687, respectively.

     GOODWILL, NET:

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 10 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and future undiscounted cash flows. The Company believes that no impairment of goodwill existed at January 31, 1998. Accumulated amortization as of January 31, 1998 and 1997 was $1,851 and $1,356, respectively.

     IMPAIRMENT OF ASSETS:

     An impairment loss is recognized when expected future cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

     ACCRUED LIABILITIES:

     Included in accrued liabilities as of January 31, 1998 and 1997 are $2,722 and $2,413 of accrued vacation, $2,345 and $1,405 of accrued bonus and $1,925 and $3,042 of accrued workers compensation insurance, respectively.

     OTHER LIABILITIES:

     The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $2,443 and $3,106 are included in other current liabilities and $5,793 and $4,215 are included in other liabilities as of January 31, 1998 and 1997, respectively.

     ENVIRONMENTAL MATTERS:

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are also expensed. The Company records

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

liabilities for environmental costs when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

     INCOME TAXES:

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

     NET INCOME PER SHARE:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and requires restatement of prior periods. Net income per common share for the years ended January 31, 1998, 1997 and 1996 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. The Company adopted SFAS No. 128 in the fourth quarter of the fiscal year ended January 31, 1998. Weighted average common shares and common shares - assuming dilution were as follows:

                                                      January 31,
                                           --------------------------------

                                           1998          1997          1996
                                           ----          ----          ----

     Net income (A).................      $19,685       $14,937       $14,044
     Weighted average
       shares of common stock
       outstanding (B)..............    6,110,685     6,258,554     6,039,452
     Assumed conversion of
       stock options, net of shares
       assumed reacquired...........      205,227       180,611       411,837
                                        ---------     ---------     ---------
     Weighted average common
       shares  - assuming
       dilution (C).................    6,315,912     6,439,165     6,451,289
     Net income per common
       share (A/B)..................        $3.22         $2.39         $2.33
     Net income per common
       share - assuming
       dilution (A/C)...............        $3.12         $2.32         $2.18

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 and begin reporting comprehensive income in the first quarter of fiscal 1999.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has not yet determined the impact of the implementation of SFAS No. 131.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) provides reduced disclosure requirements for nonpublic entities; (vi) revises disclosures about defined contribution plans; and (vii) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or
106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of the implementation of SFAS No. 132.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The Company believes that the adoption of this SOP will not have a material effect on its financial position or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


2.   RESTRICTED CASH AND CASH EQUIVALENTS

     At January 31, 1998 and 1997, the Company had debt proceeds of $0 and $1 which were available solely for the acquisition and installation of equipment at the Company's existing industrial battery manufacturing facility located in Conyers, Georgia (see Note 5).


3.    INVENTORIES

      Inventories consisted of the following:
                                                    January 31,
                                               --------------------
                                               1998            1997
                                               ----            ----

      Raw materials...................       $17,099         $17,506
      Work-in-progress ...............         9,990          11,599
      Finished goods..................        13,646           9,838
                                              ------          ------
                                             $40,735         $38,943
                                              ======          ======

      If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $1,902 and $3,027 higher than reported as of January 31, 1998 and 1997, respectively.


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

                                                    January 31,
                                               ----------------------

                                               1998            1997
                                               ----            ----

      Land.................................  $    487       $    487
      Buildings and improvements...........    19,214         18,099
      Furniture, fixtures and equipment....    92,146         82,825
      Construction in progress.............     4,017          2,794
                                              -------        -------
                                              115,864        104,205
      Less:
            Accumulated depreciation.......    58,806         51,736
                                              -------        -------
                                             $ 57,058       $ 52,469
                                              =======        =======

     For the years ended January 31, 1998, 1997 and 1996, depreciation charged to operations amounted to $8,831, $7,281 and $5,555; maintenance and repair costs expensed totaled $7,399 $6,268 and $5,939; and interest capitalized amounted to $166, $304 and $60, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


5.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                            January 31,
                                                                                            -----------
                                                                                        1998             1997
                                                                                        ----             ----

      Revolving  credit facility  ("Revolving  Credit");  maximum  commitment of
$65,000 at January  31,  1998 and 1997  bearing  interest at Prime minus .50% or
LIBOR  plus .52% and at Prime  minus  0.25% or LIBOR  plus  0.75%,  respectively
(effective rate on a weighted average basis, 6.20% as of January 31, 1998 and
6.41% as of January 31, 1997).......................................................   $ 8,000          $20,333

      Pennsylvania  Economic  Development  Financing Authority ("PEDFA") Taxable
Development  Revenue  Bonds,  1991 Series B2,  supported  by a letter of credit, bearing  interest  at a rate  set  on a  weekly  basis  which  approximates  the commercial paper rate (effective rate on a weighted  average basis,  5.60% as of
January 31, 1998 and 5.45% as of January 31, 1997), principal payable in monthly installments of $8 from December 1993 through November 1999 and of $108
from December 1999 through November 2000............................................     1,484            1,584

      PEDFA Economic  Development  Revenue Bonds, 1991 Series D6, supported by a letter  of  credit,  bearing  interest  at a rate  set on a weekly  basis  which approximates  the  commercial  paper rate for  high-grade  tax-exempt  borrowers
(effective  rate on a weighted  average basis,  3.70% as of January 31, 1998 and
3.70% as of January 31, 1997),  principal payable in monthly  installments of $8 from December 1993 through November 1999 and of $67 from
December  1999 through November 2000................................................       983            1,083

      Development Authority of Rockdale  County  Industrial Development  Revenue
Bonds, Series 1995, ("Georgia Bonds"), supported by a letter of credit ("Georgia
L/C"), bearing  interest at a rate  set on a weekly basis which approximates tax exempt A+ rated debt securities (effective rate on weighted average basis, 3.70%
as of January  31, 1997),  principal payable at maturity December 1, 2005.   The
Georgia  Bonds were repaid in full on June 16, 1997.................................       -              6,500

      Capital lease obligations, bearing interest at 10.5% .........................       121              327
                                                                                        ------          -------
                                                                                        10,588           29,827

         Less current portion                                                              321              476
                                                                                        ------          -------
                                                                                       $10,267          $29,351
                                                                                        ======           ======

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

     On January 30, 1998 the facility was amended and restated. During fiscal 1998 the related unamortized deferred debt acquisition costs were charged to expense. The bank group now consists of four institutions: NationsBank, CoreStates Bank, Chase Manhattan Bank and PNC Bank. The facility was changed to an unsecured credit, the maturity was extended to February 1, 2001, and the pricing and certain covenants were modified.

     The Company has the right to use up to $8,000 of the availability under the Revolving Credit to provide for the issuance of letters of credit, including the letters of credit covering the $2,500 PEDFA loans (the "PEDFA L/C"), for the account of the Company. The Georgia L/C was issued independently of the Revolving Credit and did not impair the $8,000 availability. At January 31, 1997 $6,575 was outstanding on the Georgia L/C. On June 16, 1997 the Georgia Bonds were paid in full. During fiscal 1998 the related unamortized deferred debt acquisition costs were charged to expense. The aggregate value of the letters of credit outstanding was $4,922 and $11,923 at January 31, 1998 and 1997 respectively. The availability under the Revolving Credit was $52,078 and $39,319 at January 31, 1998 and 1997 respectively. A letter of credit fee of between 1% and 1.125% per annum on the aggregate face amount of any outstanding letters of credit is payable quarterly. A commitment fee of .125% per annum on the amount of remaining availability is payable quarterly.

     The interest rates are based on a financial coverage ratio. The available rates after January 30, 1998 are in the following ranges: Prime minus .5% to Prime plus .5% or LIBOR plus .52% to LIBOR plus 1.55%. The available interest rates prior to January 30, 1998 were in the following ranges: Prime minus .4% to Prime plus .6% or LIBOR plus .6% to LIBOR plus 1.6%

     The maximum aggregate amounts of loans outstanding under the Revolving Credit were $26,765, $28,915 and $7,237 during the years ended January 31, 1998, 1997 and 1996, respectively. For those years the outstanding loans (excluding the PEDFA L/C guarantees) under the Revolving Credit computed on a monthly basis averaged $19,024, $21,494 and $2,204 at a weighted average interest rate of 6.47%, 6.79% and 8.53%, respectively.

     The Revolving Credit is unsecured. The agreement contains certain restrictive covenants, including certain cash flow and financial ratio requirements and a restriction on capital expenditures. The agreement permits payment of dividends on the Company's Common Stock so long as there is no default under the agreement.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

5.   LONG-TERM DEBT (CONTINUED)

     The Company was in compliance with its lending agreement covenants at January 31, 1998 and 1997, respectively.

     As of January 31, 1998, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five fiscal years is as follows:

                 1999.........................     $   321
                 2000 ........................         516
                 2001.........................       1,751
                 2002.........................       8,000
                 2003.........................         -
                 Thereafter...................         -
                                                    ------
                                                   $10,588
                                                    ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.   STOCKHOLDERS' EQUITY

     (A)  STOCK OPTION PLAN:

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard permits the continued use of accounting methods prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or use of the fair value based method of accounting for employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant. The Company has elected to continue using APB No. 25.

     At January 31, 1998, the Company had options outstanding under its Stock Option Plans. The 1996 Stock Option Plan was approved by the stockholders on July 25, 1996 and replaces the previous plan which expired on January 28, 1996. New options can be granted only under the 1996 plan, which reserved 500,000 shares of Common Stock for such use. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate with a term of no more than ten years and one day after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted.

     A summary of stock option activity related to the Company's plan is as follows:

                                 Beginning     Granted    Exercised    Canceled      Ending
                                  Balance      During      During       During       Balance
                                Outstanding     Year        Year         Year      Outstanding  Exercisable
                                -----------     ----        ----         ----      -----------  -----------

Year ended
  January 31, 1998
Number of shares..............   431,500      141,525       66,973        22,351      483,701      198,171
Weighted average option
  price per share.............    $17.78       $45.03       $16.52        $25.32       $25.98       $12.99

Year ended
  January 31, 1997
Number of shares..............   301,800      253,000      111,300        12,000      431,500      190,500
Weighted average option
  price per share.............    $10.19       $24.00       $10.66        $24.00       $17.78        $9.92

Year ended
  January 31, 1996
Number of shares..............   403,600         -          94,125         7,675      301,800      187,300
Weighted average option
  price per share.............     $9.96         -           $9.20        $10.39       $10.19        $9.06

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.   STOCKHOLDERS' EQUITY (CONTINUED)

     There were 139,826 and 259,000 shares available for future grants of options as of January 31, 1998 and 1997, respectively. The following table summarizes information about the stock options outstanding at January 31, 1998:


                                          Options Outstanding                           Options Exercisable
                            -------------------------------------------------      ---------------------------------
                                                  Weighted-
                                                   Average            Weighted-                            Weighted-
                                                  Remaining            Average                              Average
       Range of                     Number        Contractual         Exercise            Number           Exercise
    Exercise Prices              Outstanding         Life               Price           Exercisable          Price
    ---------------              -----------         ----               -----           -----------          -----

  $5.25 - $8.25                     73,000         4.6 years            $ 7.02             73,000            $ 7.02
  $10.13 - $12.00                   77,500         6.2 years            $11.85             77,500            $11.85
  $24.00                           193,026         8.8 years            $24.00             47,671            $24.00
  $34.50                            10,500         9.0 years            $34.50               -                  -
  $45.88                           129,675         9.7 years            $45.88               -                  -
                                   -------                                                -------
  $5.25 - $45.88                   483,701         8.0 years            $25.58            198,171            $12.99
                                   =======                                                =======

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997.

                                              1998            1997
                                              ----            ----

      Risk-free interest rate...........       6.44%           6.58%
      Expected dividend yield...........        .44%            .46%
      Expected volatility factor........       0.409           0.400
      Weighted average expected life....  5.28 years      6.00 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


6.   STOCKHOLDERS' EQUITY (CONTINUED)

     If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                      1998          1997
                                                      ----          ----

      Net income - as reported.....................  $19,685      $14,937
      Net income - pro forma.......................   18,953       14,795
      Net income per common share - as reported....     3.22         2.39
      Net income per common share - pro forma......     3.10         2.36
      Net income per common share -
        assuming dilution - as reported............     3.12         2.32
      Net income per common share -
        assuming dilution - pro forma..............     3.00         2.30
      Weighted average fair value of options
        granted during the year....................    17.96        11.24

     The pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997. No options were granted during fiscal 1996.


     (B) GRANT OF OPTIONS:

     In May 1989 and June 1988, the Company granted options to purchase 110,000 and 237,386 shares, respectively, of Common Stock to certain executives for terms expiring April 30, 1994 and 1993, respectively, at $6.04 per share. In June 1991: (i) a certain executive vested in his options to purchase 26,376 shares of common stock; and (ii) the agreements regarding the remaining options were amended whereby certain vesting criteria were eliminated and the expiration dates changed, so that these options vested on April 30, 1994 and would expire on April 30, 1996 and October 31, 1995 for options to purchase 110,000 and 211,010 shares, respectively. During the year ended January 31, 1994, the option to purchase 26,376 shares expired prior to exercise. During the year ended January 31, 1996 the option to purchase 211,010 shares was exercised. During the year ended January 31, 1997 the option to purchase 110,000 shares was exercised. The Company has recorded no compensation expense related to these options in the three years ended January 31, 1998.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ----------


7.   INCOME TAXES

     The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                          January 31,
                                               -----------------------------
                                               1998         1997       1996
                                               ----         ----       ----

   Currently payable:
            Federal......................   $11,579      $7,196     $ 7,156
            Foreign......................        59          94        -
            State........................     1,853         960       1,068
            Foreign Sales Corporation....       206         173         120
                                             ------       -----     -------
                                             13,697       8,423       8,344
                                             ------       -----     -------
   Deferred:
            Federal......................    (2,039)       (285)     (1,052)
            State........................      (299)        (17)       (185)
                                             ------       -----     -------
                                             (2,338)       (302)     (1,237)
                                             ------       -----      ------
                                            $11,359      $8,121     $ 7,107
                                             ======       =====      ======

     The components of the deferred tax asset and liability as of January 31, 1998 and 1997 were as follows:

                                                        1998            1997
                                                        ----            ----

Deferred tax asset:
     Vacation and compensation accruals............    $ 3,746        $ 3,537
     Restructuring reserves........................        443            307
     Postretirement benefits.......................        741            682
     Warranty reserves.............................      3,261          2,903
     Bad debt, inventory and return allowances.....      2,306          1,471
     Environmental reserves........................        570            593
     Other accruals................................        754            277
                                                       -------         ------
     Total deferred tax asset......................     11,821          9,770
                                                        ------          -----

Deferred tax liability:
     Depreciation and amortization.................     (5,901)        (5,773)
     Pension obligation............................       (306)          (388)
     Other.........................................       (119)          (217)
                                                       -------         ------
     Total deferred tax liability..................     (6,326)        (6,378)
                                                        ------         ------
     Net deferred tax asset........................    $ 5,495        $ 3,392
                                                        ======         ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


7.   INCOME TAXES (CONTINUED)

     Reconciliations of the provisions for income taxes at the U. S. Federal statutory rate to the effective tax rates for the years ended January 31, 1998, 1997 and 1996, respectively, are as follows:

                                                       January 31,
                                               -----------------------------
                                               1998        1997         1996
                                               ----        ----         ----

      U.S. statutory income tax...........   $10,865      $8,070      $7,403
      Tax effect of foreign operations....       (35)       (234)        -
      State tax, net of federal
        income tax benefit................     1,010         613         574
      Reduction in valuation allowance....       -           -          (792)
      Foreign sales corporation...........      (388)       (325)       (150)
      Other...............................       (93)         (3)         72
                                              ------       -----       -----
                                             $11,359      $8,121      $7,107
                                              ======       =====       =====

     The decrease in the valuation allowance of $792 during the year ended January 31, 1996 relates to revaluation of the stock option compensation deferred tax asset due to increases in the price of the Company's common stock.


8.   COMMITMENTS AND CONTINGENCIES

     (A)  OPERATING LEASES:

     The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 1998, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:


                 Fiscal Year
                 -----------
                  1999........................    $ 2,286
                  2000........................      1,870
                  2001........................      1,356
                  2002........................      1,152
                  2003........................        963
                  Thereafter..................      4,766
                                                   ------
                                                  $12,393
                                                   ======

     Total rent expense for all operating leases for the years ended January 31, 1998, 1997 and 1996 was $3,319, $3,289 and $1,800, respectively.

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

     Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefore), the Company may be held liable for the damage and be required to pay the cost of investigating and remedying the same, and the amount of any such liability could be material to the results of operations or financial condition. However, under the terms of the purchase agreement with Allied for the Acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company entered into an agreement with other potentially responsible parties ("PRPs") relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries ("NL"), facility in Pedricktown, New Jersey (the "NL Site"), which agreement provides for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     With regard to the remainder of the NL Site, the EPA is pursuing negotiations with NL and the other PRPs, including the Company, regarding the conduct and funding of the remedial work plan. The EPA has proposed a cost allocation plan, however, the allocation percentages between parties and the basis for allocation of cost are not defined in the plan or elsewhere.
Therefore, a reliable range of the potential cost to the Company of this phase of the clean-up cannot currently be determined. Accordingly, the Company has not established any reserve for this potential exposure.

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The EPA and the PRPs are continuing to evaluate the draft remedial design work plan for the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next two years. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli site through litigation against third parties and recalcitrant PRPs.

     The Company has responded to requests for information from the EPA with regard to three other Third Party Facilities, one in September 1991, one (the "Chicago Site") in October 1991, and the third (the "ILCO Site") in October 1993. Of the three sites, the Company has been identified as a PRP at the ILCO and Chicago Sites only.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's business, financial condition or results of operations.

     (C)  PURCHASE COMMITMENTS:

     The Company has long-term relationships pertaining to the purchase of certain raw materials with various suppliers through December 31, 1998. These purchase commitments are not expected to exceed usage requirements.


9.   MAJOR CUSTOMER

     Lucent Technologies accounted for 13.5% and 4.0% of net sales for the years ended January 31, 1998 and 1997. AT&T accounted for 0.7%, 11.1% and 11.4% of net sales for the years ended January 31, 1998, 1997 and 1996. Lucent Technologies was spun off from AT&T and became an operating entity on October 1, 1996. Had Lucent Technologies been an operating company for the full fiscal year, Lucent Technologies would have accounted for 12.0% of net sales and AT&T would have accounted for 3.1% of net sales for the year ended January 31, 1997.


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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The estimated fair values of the Company's financial instruments at January 31, 1998 and 1997 were as follows:

                                          1998                     1997
                                  ---------------------   ----------------------
                                  Carrying                 Carrying
                                   Amount    Fair Value     Amount    Fair Value
                                   ------    ----------     ------    ----------
Cash and cash equivalents ......  $ 1,167     $ 1,167     $   952      $   952
Restricted cash and cash
   equivalents .................       -           -            1            1
Debt (excluding capital
   lease obligations) ..........   10,467      10,467      29,500       29,500

     The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

     On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.53% and 6.76% at January 31, 1998 and 1997, respectively. The swap expires on December 20, 2002.

     On June 24, 1997 the Company entered into a cross currency interest rate swap agreement with a notional amount of US $1,293. This swap agreement effectively exchanges US Dollar debt for Canadian Dollar debt and fixes the interest rate at 4.72%. The maturity date for this instrument is June 24, 1999.

     On June 24, 1997 the Company entered into a cross currency interest rate swap agreement with a notional amount of US $1,221. The swap agreement effectively exchanges US Dollar debt for Canadian Dollar debt and establishes floating interest rates equivalent to three months Canadian Bank Acceptances plus .18%. At January 31, 1998 the effective rate was 5.13%. The maturity date for this instrument is June 24, 1998.

     The Company had a foreign exchange contract on hand at January 31, 1998 hedging Mexican Peso requirements in the amount of $2,739.

     The estimated fair value of the aforementioned interest rate swaps and foreign exchange contract is not material. The estimates of fair value are based on market prices or current rates offered for interest rate swaps and foreign exchange contracts with similar terms and maturities. The ultimate amounts paid or received under these interest rate swaps and foreign currency contract, however, depend on future interest rates and exchange rates.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


12. RELATED PARTY TRANSACTIONS

     In connection with the Acquisition, the Company entered into a consulting agreement with an affiliate of certain of the Company's major stockholders. Effective January 1, 1992, the agreement was amended to eliminate the Company's obligation to pay regular periodic consulting fees and to substitute therefore an obligation to pay certain fees in connection with potential acquisitions by the Company. The agreement was terminated on November 1, 1995. No payments were made under this agreement for the years ended January 31, 1998, 1997 and 1996.

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

     In May 1989, the Company entered into an agreement with another executive providing for (i) the purchase of 60,000 shares of Common Stock at $5.50 a share, payable in cash in the amount of $.01 a share and an interest bearing note at 12.5% (6.0% per annum effective July 1, 1992) maturing April 30, 1998 (subject to acceleration under certain circumstances), and (ii) the grant of certain options (see Note 6). The note was repaid during the fiscal year ended January 31, 1996. The option was exercised on April 30, 1996. Under the terms of the Option Agreement, this executive paid the exercise price with an interest-free promissory note in the original principal amount of $664 that was collateralized by the shares received on exercise. The note matured on October 31, 1997 and was repaid. The Company loaned this executive $1,057 to pay the tax withholding on the exercise of such option, evidenced by a promissory note (the "Tax Note"), bearing interest at 5.33% per annum payable annually, and due on April 29, 1997, subject to extension until April 29, 1999 at the option of this executive. On April 28, 1997 this executive extended the Tax Note until April 29, 1999. The Tax Note is collateralized by 90,000 of the shares received on exercise of such option. The Company further agreed to make payments to the executive in an amount sufficient to reimburse the executive, on an after-tax basis, for all interest on the Tax Note incurred through the earlier of April 29, 1997 or the prepayment of the Tax Note.

     The consolidated statements of income for the years ended January 31, 1998, 1997 and 1996 include executive contract expenses of $1, $238 and $0, respectively.

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

     The following table represents the funded status of the Company's plans and amounts included in the Company's balance sheets:


                                                        January 31, 1998             January 31, 1997
                                                        ----------------             ----------------
                                                        Over-      Under-          Over-        Under-
                                                       funded      funded         funded        funded
                                                        Plans       Plans          Plans         Plans
                                                        -----       -----          -----         -----


Actuarial present value of benefit obligations:

Vested benefit obligation....................          $4,957     $22,146          $3,679        $20,116
                                                        =====      ======           =====         ======

Accumulated benefit obligation...............          $5,646     $24,146          $4,107        $21,506
                                                        =====      ======           =====         ======

Projected benefit obligation.................          $5,646     $29,169          $4,107        $25,581
Plan assets at fair value....................           6,336      27,565           4,243         24,771
                                                        -----      ------           -----         ------
Projected benefit obligation less than
   (in excess of) plan assets................             690      (1,604)            136           (810)
Unrecognized net loss........................           1,048         784             702            855
Prior service cost not yet recognized
   in net periodic pension cost..............               9         (11)              8            (10)
Adjustment required to recognize
   minimum liability.........................             -          -               -              (240)
                                                        -----      ------           -----         ------

Prepaid (accrued) pension cost ..............          $1,747     $  (831)         $  846        $  (205)
                                                        =====      ======           =====         ======


     As required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of the plan assets, the Company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of January 31, 1997, this minimum liability amounted to $240 and the reduction in equity amounted to $136.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

13. EMPLOYEE BENEFIT PLANS (CONTINUED)


     For the years ended January 31, 1998, 1997 and 1996, the actuarially computed net pension expense included the following components:

                                                         1998              1997               1996
                                                         ----              ----               ----


Service cost ..................................       $ 1,176           $ 1,257            $   733
Interest cost..................................         2,246             2,100              1,906
Actual return on plan assets...................        (5,438)           (3,314)            (6,216)
Net amortization and deferrals.................         2,946             1,179              4,506
                                                       ------            ------             ------
Net pension expense............................       $   930           $ 1,222            $   929
                                                       ======            ======             ======


     Actuarial assumptions used in accounting for the plans for the years ended January 31, 1998, 1997 and 1996 were as follows:

                                                          1998              1997               1996
                                                          ----              ----               ----


Weighted average discount rate:
     Pension expense.........................            7.80%             7.25%               9.25%
     Benefits obligations....................            7.00%             7.80%               7.25%
Weighted average rates of increase in
     compensation levels.....................        4.6% to 8.6%       4.6% to 8.6%        4.6% to 8.6%
Weighted average expected long-term
     rate of return on assets................            8.75%             8.75%              8.75%

     (B) The Company provides certain health care and life insurance benefits for retired employees who meet certain service requirements under a frozen plan (the "Plan"). Under the Plan, the Company contributes a fixed amount and requires the retiree to fund the remaining cost. As the Company's contribution is frozen, the change in future health care costs should not materially impact the accumulated postretirement benefit obligation.

     The components of net postretirement benefit expense follow:

                                                          1998              1997               1996
                                                          ----              ----               ----


Service cost of benefits earned...................       $ 59              $ 58               $ 49
Interest cost on liability........................        109               106                111
Net amortization..................................        (24)              (16)               (37)
                                                          ---               ---                ---
Net postretirement benefit costs..................       $144              $148               $123
                                                          ===               ===                ===

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


13. EMPLOYEE BENEFIT PLANS (CONTINUED)


     The following table sets forth the Plan's postretirement benefit liability as of January 31, 1998 and 1997:

                                                        1998          1997
                                                        ----          ----

Accumulated postretirement benefit obligation:

    Current retirees.............................    $   698        $  600
    Fully eligible actives.......................        578           582
    Other actives................................        358           293
                                                       -----         -----
Total accumulated postretirement
    benefit obligation...........................      1,634         1,475

Unrecognized net gain............................       (217)         (322)
                                                       -----         -----
    Accrued postretirement benefit liability.....     $1,851        $1,797
                                                       =====         =====

     The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 7.0% and 7.8% for the years ended January 31, 1998 and 1997, respectively.

     (C) Certain salaried employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on specified percentages of employee contributions. The Company's cost was $725, $684 and $633 for the years ended January 31, 1998, 1997 and 1996, respectively.


14. ACQUISITIONS

     In February 1996, the Company acquired certain equipment and inventory of LH Research, Inc. used in its power supply business, along with all rights to the name "LH Research" for $4,428 of which $892 was recorded as current portion of long-term debt and paid during the year. The Company used available cash to finance the acquisition.

     The acquisition was recorded using the purchase method of accounting and the net purchase price has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill. During the fiscal year ended January 31, 1998 the goodwill and intangible assets were written off in accordance with the Company's Impairment of Assets policy (see Note 1).

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------

14. ACQUISITIONS (CONTINUED)


     In March 1996, the Company acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition the Company acquired or repaid $5,158 of indebtedness of PCC. In April 1996, the Company acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, the Company purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options.

     The source of funds for the acquisition was advances under the Company's existing credit facility. PCC is engaged in the business of designing and manufacturing DC-to-DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

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

                                                        January 31,
                                                  ----------------------
                                                  1997              1996
                                                  ----              ----

     Net sales............................     $288,830           $278,309
     Net income...........................     $ 14,683           $ 12,938
     Net income per common share..........     $   2.35           $   2.14
     Net income per common share  -
       assuming dilution..................     $   2.28           $   2.00

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    --------


15. QUARTERLY FINANCIAL DATA (UNAUDITED)


     Quarterly financial data for the years ended January 31, 1998 and 1997 follow:

                                                    First         Second          Third         Fourth
                                                   Quarter        Quarter        Quarter        Quarter
                                                   -------        -------        -------        -------


         For the year ended January 31, 1998:

         Net sales.............................    $73,346         $75,375        $81,381       $77,952
         Gross profit..........................     18,983          19,474         20,656        22,061
         Operating income......................      7,652           7,738          8,822         9,019
         Net income............................      4,135           4,704          5,319         5,527
         Net income per common share...........        .68             .77            .87           .90
         Net income per common share -
            assuming dilution..................        .66             .75            .84           .87

         For the year ended January 31, 1997:

         Net sales.............................    $62,429         $71,748        $76,576       $76,154
         Gross profit..........................     15,121          15,281         18,262        18,424
         Operating income......................      5,804           4,466          6,857         7,319
         Net income............................      3,646           2,650          4,130         4,511
         Net income per common share...........        .58             .41            .66           .74
         Net income per common share -
           assuming dilution...................        .56             .40            .65           .72

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders of C&D TECHNOLOGIES, INC.

Our report on the consolidated financial statements of C&D TECHNOLOGIES, INC. and Subsidiaries (formerly Charter Power Systems, Inc.) is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a) (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 10, 1998

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)




                                                              Additions
                                                               Charged      Additions                     Balance
                                              Balance at      (Credited)     Charged                        at
                                              Beginning       to Costs &     to Other                     End of
                                              of Period        Expenses    Accounts(b)   Deductions(a)    Period
                                              ---------        --------    -----------   -------------    ------

Deducted From Assets
--------------------

  Allowance for Doubtful Accounts:


Year ended January 31, 1998...............     $1,414          $ 401            -              $114       $1,701
Year ended January 31, 1997...............      1,421            128           $109             244        1,414
Year ended January 31, 1996...............      1,404            136            -               119        1,421


---------

(a)  Amounts written-off, net of recoveries.
(b)  Additions related to business acquisitions.