Form 10-Q
period 1998-04-30
C&D TECHNOLOGIES INC
filed 1998-06-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

YES X NO_____

Indicate the number of shares of the Registrant's Common Stock outstanding on June 5, 1998: 6,173,893

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION                                         Page No.

     Item 1 - Financial Statements

              Consolidated Balance Sheets -
              April 30, 1998 and January 31, 1998.................       3

              Consolidated Statements of Income -
              Three Months Ended April 30, 1998 and 1997..........       5

              Consolidated Statements of Cash Flows -
              Three Months Ended April 30, 1998 and 1997..........       6

              Consolidated Statements of Comprehensive Income -
              Three Months Ended April 30, 1998 and 1997 .........       8

              Notes to Consolidated Financial Statements..........       9

              Report of Independent Accountants...................      14

    Item 2 -  Management's Discussion and Analysis
              Of Financial Condition and Results of Operations....      15

PART II.  OTHER INFORMATION                                             19

SIGNATURES                                                              20

Item 1.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                      April 30,     January 31,
                                                        1998           1998
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents .................   $  2,088       $  1,167
      Accounts receivable, less allowance for
           doubtful accounts of $1,930 and
           $1,701, respectively .................     44,631         42,742
      Inventories ...............................     42,499         40,735
      Deferred income taxes .....................      7,871          7,871
      Other current assets ......................      1,055            885
                                                     -------        -------
                 Total current assets ...........     98,144         93,400

Property, plant and equipment, net ..............     58,448         57,058
Intangible and other assets, net ................      5,131          5,339
Goodwill, net ...................................     10,570         10,701
                                                     -------        -------
                 Total assets ...................   $172,293       $166,498
                                                     =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt .........   $    261       $    321
      Accounts payable ..........................     21,204         22,791
      Accrued liabilities .......................     16,764         16,012
      Income taxes ..............................      3,552          3,689
      Other current liabilities .................      3,091          3,245
                                                     -------        -------
                 Total current liabilities ......     44,872         46,058

Deferred income taxes ...........................      2,376          2,376
Long-term debt ..................................      9,752         10,267
Other liabilities ...............................     11,091         10,492
                                                     -------        -------
                 Total liabilities ..............     68,091         69,193
                                                     -------        -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                          (Unaudited)
                                                    April 30,      January 31,
                                                      1998            1998
                                                      ----            ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value,
           10,000,000 shares authorized;
           6,621,113 and 6,614,449 shares
           issued, respectively ..................        66             66
      Additional paid-in capital .................    41,672         41,430
      Treasury stock, at cost, 452,551 shares ....   (10,819)       (10,819)
      Note receivable from stockholder,
           net of discount of $0 and
           $28, respectively .....................       -           (1,029)
      Accumulated other comprehensive expense:
           Cumulative translation adjustment .....      (208)          (248)
      Retained earnings ..........................    73,491         67,905
                                                     -------        -------
                 Total stockholders' equity ......   104,202         97,305
                                                     -------        -------
                 Total liabilities and
                   stockholders' equity ..........  $172,293       $166,498
                                                     =======        =======















        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                   Three months ended
                                                        April 30,
                                                  1998             1997
                                                  ----             ----

Net sales ..................................    $78,909          $73,346
Cost of sales ..............................     58,221           54,363
                                                 ------           ------
      Gross profit .........................     20,688           18,983
Selling, general and administrative
   expenses ................................      9,512            9,255
Research and development expenses ..........      2,035            2,076
                                                 ------           ------
      Operating income .....................      9,141            7,652
Interest expense, net ......................         30              376
Other expense, net .........................         46              712
                                                 ------           ------
      Income before income taxes ...........      9,065            6,564
Provision for income taxes .................      3,309            2,429
                                                 ------           ------
      Net income ...........................    $ 5,756          $ 4,135
                                                 ======           ======

Net income per common share ................    $   .93          $   .68
                                                 ======           ======

Weighted average shares of
   common stock outstanding ................      6,165            6,083
                                                 ======           ======

Net income per common share -
   assuming dilution .......................    $   .90          $   .66
                                                 ======           ======

Weighted average common shares -
   assuming dilution .......................      6,408            6,265
                                                 ======           ======

Dividends per share ........................    $ .0275          $ .0275
                                                 ======           ======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                               (Unaudited)
                                                           Three months ended
                                                                April 30,
                                                            1998         1997
                                                            ----         ----
Cash flows provided (used) by operating activities:
      Net income .....................................    $ 5,756      $ 4,135
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization ............      3,058        3,359
            Deferred income taxes ....................        -            273
            Loss on disposal of assets ...............        157          -
            Changes in:
                  Accounts receivable ................     (1,839)        (740)
                  Inventories ........................     (1,723)      (2,625)
                  Other current assets ...............       (162)        (203)
                  Accounts payable ...................     (1,597)        (964)
                  Accrued liabilities ................        741        2,250
                  Income taxes payable ...............        (85)       1,849
                  Other current liabilities ..........       (155)        (654)
                  Other liabilities ..................        596          888
            Other, net ...............................        -           (224)
                                                           ------       ------
Net cash provided by operating activities ............      4,747        7,344
                                                           ------       ------
Cash flows provided (used) by investing activities:
      Acquisition of property, plant and equipment ...     (4,333)      (2,298)
      Proceeds from disposal of property, plant
         and equipment ...............................          4          -
      Change in restricted cash ......................        -              1
                                                           ------       ------
Net cash used by investing activities ................     (4,329)      (2,297)
                                                           ------       ------
Cash flows provided (used) by financing activities:
      Repayment of long-term debt ....................       (578)      (4,919)
      Repayment of note receivable from stockholder...      1,057          -
      Proceeds from issuance of common stock .........        188          127
      Payment of common stock dividends ..............       (169)        (167)
                                                           ------       ------
Net cash provided (used) by financing activities .....        498       (4,959)
                                                           ------       ------
Effect of exchange rate changes on cash ..............          5           (7)
                                                           ------       ------

        The accompanying notes are an integral part of these statements.

                  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                             (Unaudited)
                                                         Three months ended
                                                               April 30,
                                                          1998         1997
                                                          ----         ----
Increase in cash and cash equivalents ..............        921            81
Cash and cash equivalents at beginning
   of period .......................................      1,167           952
                                                         ------        ------
Cash and cash equivalents at end of
   period ..........................................    $ 2,088       $ 1,033
                                                         ======        ======


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Dividends declared but not paid ....................    $   169       $   168








        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                      (Unaudited)
                                                   Three months ended
                                                        April 30,
                                                     1998       1997
                                                     ----       ----

Net income ......................................   $5,756     $4,135

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustments....       40       (311)
                                                     -----      -----
Total comprehensive income ......................   $5,796     $3,824
                                                     =====      =====
















        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The January 31, 1998 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 1998 and the consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 1998 and 1997. However, interim results of operations necessarily involve more estimates than annual results and are not indicative of results for the full fiscal year.


2.   INVENTORIES

     Inventories consisted of the following:
                                                      April 30,     January 31,
                                                        1998          1998
                                                        ----          ----

Raw materials ............................            $16,328       $17,099
Work-in-progress .........................             11,416         9,990
Finished goods ...........................             14,755        13,646
                                                       ------        ------
                                                      $42,499       $40,735
                                                       ======        ======

3.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                       1998          1997
                                                       ----          ----

    U.S. statutory income tax ......................   35.0%          35.0%
    State tax, net of federal income tax benefit ...    3.5            3.6
    Tax effect of foreign operations ...............   (0.9)          (1.4)
    Foreign sales corporation ......................   (1.1)          (1.2)
    Other ..........................................    --             1.0
                                                       ----           ----
                                                       36.5%          37.0%
                                                       ====           ====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)

4.   NET INCOME PER COMMON SHARE

     Net income per common share for the periods ended April 30, 1998 and 1997 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.

                                                Three months ended
                                                     April 30,
                                                1998          1997
                                                ----          ----

     Net income (A) .....................       $5,756        $4,135
     Weighted average shares of
       common stock outstanding (B) .....    6,164,923     6,082,824
     Assumed conversion of stock
       options, net of shares
       assumed reacquired ...............      242,838       182,013
                                             ---------     ---------
     Weighted average common shares -
       assuming dilution (C) ............    6,407,761     6,264,837
     Net income per common share (A/B)...         $.93          $.68
     Net income per common share -
       assuming dilution (A/C) ..........         $.90          $.66


5.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities there have been no material changes since January 31, 1998.

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

5.   CONTINGENT LIABILITIES (continued)

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

5.   CONTINGENT LIABILITIES (continued)

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

     On October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site. In May 1998, the ILCO site was resolved with the payment of an immaterial amount, which was less than the amount previously reserved.

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

5.   CONTINGENT LIABILITIES (continued)

     Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's business, financial condition or results of operations.

6.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


     We have reviewed the accompanying consolidated balance sheet of C&D TECHNOLOGIES, INC. and Subsidiaries as of April 30, 1998, the related consolidated statements of income for the three months ended April 30, 1998 and 1997, the related consolidated statements of cash flows for the three months ended April 30, 1998 and 1997 and the related consolidated statements of comprehensive income for the three months ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.
    ------------------------

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
May 28, 1998

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Net sales for the fiscal 1999 first quarter increased $5,563,000 or eight percent compared to the equivalent quarter in fiscal 1998. This increase was primarily due to a 23 percent increase in telecommunications-related sales partially offset by a 17 percent decrease in non-telecommunications-related power conversion sales. On a company-wide basis, fiscal 1999 first quarter telecommunications-related-sales were approximately 51 percent of total company sales versus 44 percent for the first quarter of fiscal 1998. Motive power sales for the first quarter of fiscal 1999 were down slightly compared to the same quarter of the prior year due to relatively flat volume coupled with slightly lower prices.

     Gross profit for the first quarter of fiscal 1999 increased $1,705,000 or nine percent to $20,688,000 from $18,983,000 in the first quarter of fiscal 1998, resulting in a gross margin of 26.2 percent versus 25.9 percent in the first quarter of the prior year. Gross margins increased primarily as a result of lower material costs.

     Selling, general and administrative expenses for the first quarter of fiscal 1999 increased $257,000 or three percent over the comparable period of the prior year. This increase was primarily due to higher payroll and travel related selling expenses in the first quarter of fiscal 1999, partially offset by the absence in the current quarter of charges related to the accelerated write-off of goodwill and intangible assets and the resolution of legal disputes that occurred in the first quarter of fiscal 1998.

     Research and development expenses were flat and remained at approximately three percent of sales for the first quarter of fiscal 1999 and fiscal 1998.

     Interest expense, net, for the first quarter of fiscal 1999 decreased $346,000 versus the same quarter of the prior year primarily due to significantly lower debt balances outstanding during the first quarter of fiscal 1999 and higher capitalized interest related to plant expansions.

     Other expense, net, for the first quarter of fiscal 1999 decreased $666,000 from the first quarter of the prior year as a result of a smaller foreign exchange loss and the absence of amortization expense associated with capitalized debt acquisition costs related to the Company's credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds.

     As a result of the above, income before income taxes for the first quarter of fiscal 1999 increased $2,501,000 or 38 percent over the same quarter of the prior year. Net income for the current quarter rose 39 percent from the first quarter of fiscal 1998 to $5,576,000 or 93 cents per common share and 90 cents per common share - assuming dilution.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities decreased $2,597,000 or 35 percent to $4,747,000 for the first quarter of fiscal 1999 compared to $7,344,000 for the same quarter of the prior year. This decrease was primarily due to a larger increase in accounts receivable during the current first quarter; a smaller increase in accrued liabilities; and a decrease in income taxes payable versus an increase in the first quarter of the prior year. These changes resulting in lower cash flows from operations were partially offset by higher net income and less of an increase in inventory during the first quarter of fiscal 1999.

     Net cash used by investing activities during the first quarter of fiscal 1999 increased $2,032,000 to $4,329,000 versus the prior year's first quarter. This increase was primarily due to higher spending related to the acquisition of property, plant and equipment.

     Net cash provided by financing activities was $498,000 for the first quarter of fiscal 1999 compared to net cash used by financing activities of $4,959,000 in same quarter of the prior year as a result of lower cash provided by operating activities and higher capital spending during the current year's first quarter.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first quarter of fiscal 1999 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Aggregate fiscal 1999 capital expenditures are expected to be approximately $20,000,000 for similar purposes.

Readiness for Year 2000
-----------------------

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

New Accounting Pronouncements Not Yet Adopted
---------------------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has not yet determined the impact of the implementation of SFAS No. 131.

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

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The Company believes that the adoption of this SOP will not have a material effect on its financial position or results of operations.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

     10.1  C&D TECHNOLOGIES, INC. Incentive Compensation Plan (filed herewith).

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

                                      C&D TECHNOLOGIES, INC.





     June 12, 1998                BY:   /s/ Alfred Weber
                                ---------------------------------
                                            Alfred Weber
                                            Chairman, President and Chief
                                            Executive Officer




     June 12, 1998                BY:   /s/ Stephen E. Markert, Jr.
                                ----------------------------------
                                            Stephen E. Markert, Jr.
                                            Vice President Finance
                                            (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

     10.1  C&D TECHNOLOGIES, INC. Incentive Compensation Plan (filed herewith).

     15. Letter from Coopers & Lybrand L.L.P., independent accountants for the Company regarding unaudited interim financial information (filed herewith).

     27.   Financial Data Schedule (filed herewith).