Form 10-K/A
period 1998-01-31
C&D TECHNOLOGIES INC
filed 1998-06-16
CIK 808064

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy  Statement to be filed                   PART III
pursuant  to  Regulation 14A  within  120         -----------------------------
days after the end of Registrant's fiscal         (Part of Form 10-K into which
year covered by this Form 10-K                      Document is incorporated.)
-----------------------------------------

     The Company is filing this Form 10-K/A relating to its Annual Report on Form 10-K for the fiscal year ended January 31, 1998, to correct a typographical error in the consent of Coopers & Lybrand L.L.P. which was filed as Exhibit 23 to the Annual Report on Form 10-K.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       C&D TECHNOLOGIES, INC.

     June 16, 1998                     By:/s/ STEPHEN E. MARKERT, JR.
                                          ---------------------------
                                          Vice President Finance (Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX

     23   Consent of Independent Accountants (filed herewith).