Form 10-Q
period 1998-07-31
C&D TECHNOLOGIES INC
filed 1998-09-10
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

                      _____________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 4, 1998: 12,353,602

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
          July 31, 1998 and January 31, 1998....................      3

          Consolidated Statements of Income -
          Three and Six Months Ended July 31, 1998
           and 1997.............................................      5

          Consolidated Statements of Cash Flows -
          Six Months Ended July 31, 1998 and 1997...............      6

          Consolidated Statements of Comprehensive Income
          Three and Six Months Ended July 31, 1998
           and 1997 ............................................      8

          Notes to Consolidated Financial Statements............      9

          Report of Independent Accountants.....................     16

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....     17

   PART II. OTHER INFORMATION                                        21

SIGNATURES                                                           23

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           (Unaudited)
                                                      July 31,      January 31,
                                                        1998           1998*
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  1,657        $  1,167
      Accounts receivable, less allowance for
           doubtful accounts of $1,825 and
           $1,701, respectively.................        43,118          42,742
      Inventories...............................        45,001          40,735
      Deferred income taxes.....................         7,950           7,871
      Other current assets......................         1,228             885
                                                      --------        --------
                 Total current assets...........        98,954          93,400
Property, plant and equipment, net..............        60,036          57,058
Intangible and other assets, net................         4,850           5,339
Goodwill, net...................................        10,418          10,701
                                                      --------        --------
                 Total assets...................      $174,258        $166,498
                                                       =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........      $    223        $    321
      Accounts payable..........................        25,055          22,791
      Accrued liabilities.......................        15,876          16,012
      Income taxes .............................           460           3,689
      Other current liabilities.................         2,892           3,245
                                                       -------         -------
                 Total current liabilities......        44,506          46,058

Deferred income taxes...........................         2,576           2,376
Long-term debt..................................         5,303          10,267
Other liabilities...............................        11,544          10,492
                                                       -------         -------
                 Total liabilities..............        63,929          69,193
                                                       -------         -------

*Reclassified for comparative purposes to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                           (Unaudited)
                                                     July 31,       January 31,
                                                       1998           1998*
                                                       ----           ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000 and
          10,000,000 shares authorized; 13,258,704
          and 13,228,898 (as adjusted for the two-
          for-one stock split, effected in the
          form of a 100% stock dividend) shares
          issued, respectively....................          133           132
      Additional paid-in capital..................       41,909        41,364
      Treasury stock, at cost, 905,102 (as adjusted
      for the two-for-one stock split, effected in
      the form of a 100% stock dividend)shares....      (10,819)      (10,819)
      Notes receivable from stockholder, net of
          discount of $28 .... ...................         -           (1,029)
      Cumulative translation adjustment...........         (215)         (248)
      Retained earnings...........................       79,321        67,905
                                                        -------       -------
                 Total stockholders' equity.......      110,329        97,305
                                                        -------       -------
                 Total liabilities and
                   stockholders' equity...........     $174,258      $166,498
                                                        =======       =======

*Reclassified for comparative purposes to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Six months ended
                                                         July 31,                          July 31,
                                                  1998             1997             1998             1997
                                                  ----             ----             ----             ----
Net sales............................           $ 80,073         $ 75,375        $158,982         $148,721
Cost of sales........................             58,334           55,901         116,555          110,264
                                                 -------          -------         -------          -------
    Gross profit.....................             21,739           19,474          42,427           38,457
Selling, general and
    administrative expenses..........             10,123            9,610          19,635           18,865
Research and development
    expenses.........................              2,026            2,126           4,061            4,202
                                                 -------          -------         -------          -------
    Operating income.................              9,590            7,738          18,731           15,390
Interest expense, net................                 46              364              76              740
Other expense (income), net..........                 96               (1)            142              711
                                                 -------          -------         -------          -------
    Income before income taxes.......              9,448            7,375          18,513           13,939
Provision for income taxes...........              3,448            2,671           6,757            5,100
                                                 -------          -------         -------          -------
    Net income.......................           $  6,000         $  4,704        $ 11,756         $  8,839
                                                 =======          =======         =======          =======
Net income per common share*.........           $    .49         $    .39        $    .95         $    .73
                                                 =======          =======         =======          =======
Net income per common share -
    assuming dilution*...............           $    .47         $    .37        $    .92         $    .70
                                                 =======          =======         =======          =======
Dividends per share*.................           $0.01375         $0.01375        $ 0.0275         $ 0.0275
                                                 =======          =======         =======          =======


     * Per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             (Unaudited)
                                                           Six months ended
                                                               July 31,
                                                            1998       1997
                                                            ----       ----
Cash flows provided (used) by operating activities:
    Net income .....................................      $11,756    $ 8,839
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............        5,946      6,092
          Deferred income taxes.....................          121        544
          Loss (gain) on disposal of assets.........          184         (1)
          Changes in:
                Accounts receivable.................         (431)    (1,655)
                Inventories.........................       (4,260)    (2,001)
                Other current assets................         (336)      (564)
                Accounts payable....................        2,255     (1,281)
                Accrued liabilities.................          130      2,357
                Income taxes payable................       (3,095)      (401)
                Other current liabilities...........         (354)    (1,400)
                Other liabilities...................        1,049      1,928
          Other, net................................          269       (341)
                                                          -------    -------
Net cash provided by operating activities...........       13,234     12,116
                                                          -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....       (8,578)    (4,187)
    Proceeds from disposal of property, plant
       and equipment................................           31       -
    Change in restricted cash.......................         -             1
                                                          -------    -------
Net cash used by investing activities...............       (8,547)    (4,186)
                                                          -------    -------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................       (5,064)    (7,508)
    Repayment of note receivable from stockholder...        1,057       -
    Proceeds from issuance of common stock..........          332        326
    Payment of common stock dividends...............         (509)      (502)
                                                          -------    -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1998        1997
                                                          ----        ----

Net cash used by financing activities...............     (4,184)     (7,684)
                                                         ------      ------
Effect of exchange rate changes on cash.............        (13)         (8)
                                                         ------      ------
Increase in cash and cash equivalents...............        490         238
Cash and cash equivalents at beginning
   of period........................................      1,167         952
                                                         ------      ------
Cash and cash equivalents at end of period..........    $ 1,657     $ 1,190
                                                         ======      ======


















        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                       (Unaudited)            (Unaudited)
                                    Three months ended      Six months ended
                                          July 31,              July 31,
                                       1998      1997       1998        1997
                                       ----      ----       ----        ----
Net income .......................   $6,000     $4,704     $11,756     $8,839

Other comprehensive (expense)
   income, net of tax:
       Foreign currency
       translation adjustments ...       (8)       (93)         33       (404)
                                      -----      -----      ------      -----
Total comprehensive income........   $5,992     $4,611     $11,789     $8,435
                                      =====      =====      ======      =====








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The January 31, 1998 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 1998 and the consolidated statements of income for the three and six months ended July 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended July 31, 1998 and 1997 and the consolidated statements of comprehensive income for the three and six months ended July 31, 1998 and 1997. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.

2.   STOCK SPLIT

     On July 24, 1998 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend to stockholders of record on July 10, 1998. This transaction resulted in a transfer on the Company's balance sheet of $66 to common stock from additional paid-in-capital. The accompanying financial statements and management's discussion and analysis of results of operations and financial condition, including all share and per share amounts, have been adjusted to reflect this transaction.

3.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,    January 31,
                                                      1998         1998
                                                      ----         ----

         Raw materials ...........................  $19,299      $17,099
         Work-in-progress ........................   10,875        9,990
         Finished goods ..........................   14,827       13,646
                                                     ------       ------
                                                    $45,001      $40,735
                                                     ======       ======

4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        1998         1997
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.0          3.8
     Foreign sales corporation ......................   (1.0)        (1.1)
     Tax effect of foreign operations ...............   (0.6)        (1.1)
     Other...........................................    0.1          -
                                                        ----         ----
                                                        36.5%        36.6%
                                                        ====         ====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and six months ended July 31, 1998 and 1997 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.


                                      (Unaudited)                (Unaudited)
                                  Three months ended          Six months ended
                                        July 31,                  July 31,
                                    1998        1997          1998        1997
                                    ----        ----          ----        ----
Net income (A)...............      $6,000      $4,704       $11,756      $8,839
Weighted average shares
   of common stock
   outstanding (B)...........  12,346,404  12,197,090    12,338,273  12,181,630
Assumed conversion of stock
   options, net of shares
   assumed reacquired........     509,460     386,332       497,571     375,310
                                   ------      ------        ------      ------
Weighted average common
   shares - assuming
   dilution (C)..............  12,855,864  12,583,422    12,835,844  12,556,940
Net income per common
   share (A/B)...............        $.49        $.39          $.95        $.73
Net income per common
   share - assuming
   dilution (A/C)............        $.47        $.37          $.92        $.70

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

     Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefore), the Company may be held liable for the damage and be required to pay the cost of investigating and remedying the same, and the amount of any such liability could be material to the results of operations or financial condition. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the Acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company entered into an agreement with other potentially responsible parties ("PRPs") relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries ("NL"), facility in Pedricktown, New Jersey (the "NL Site"), which

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

6.   CONTINGENT LIABILITIES (continued)

agreement provides for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.

     In fiscal 1993 in accordance with an EPA order, a group comprised of the Company and 30 other parties commenced work on the cleanup of a portion of the NL Site based on a specified remedial approach which is now completed. The Company did not incur costs in excess of the amount previously reserved.

     With regard to the remainder of the NL Site, the EPA is pursuing negotiations with NL and the other PRPs, including the Company, regarding the conduct and funding of the remedial work plan. The allocation percentages between parties and the basis for allocation of cost have been agreed to by the PRPs and NL. Based upon currently available information, the Company estimates its share of cost for this phase of the clean-up to range from $210 to $242, the majority of which is expected to be paid out over the next two years. Accordingly, the Company has established a reserve for this potential exposure.

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The EPA and the PRPs have initiated the remedial action at the site. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid over the next two years. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli site through litigation against third parties and recalcitrant PRPs.

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

6.   CONTINGENT LIABILITIES (continued)

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


7.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) provides reduced disclosure requirements for nonpublic entities; (vi) revises disclosures about defined contribution plans; and (vii) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or
106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 132 will not have a material effect on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial position or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


7.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on Canadian and Mexican assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of this statement. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We  have   reviewed  the   accompanying   consolidated   balance  sheet  of  C&D
TECHNOLOGIES, INC. and Subsidiaries as of July 31, 1998, the related consolidated statements of income for the three and six months ended July 31, 1998 and 1997, the related consolidated statements of cash flows for the six months ended July 31, 1998 and 1997 and the related consolidated statements of comprehensive income for the three and six months ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
August 27, 1998

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net sales for the fiscal 1999 second quarter and six months ended July 31, 1998 increased $4,698,000 or six percent and $10,261,000 or seven percent, respectively, compared to the equivalent periods in fiscal 1998. The increase in fiscal 1999 second quarter sales versus the same quarter of the prior fiscal year was primarily due to higher sales to the telecommunications and motive power markets, which were up six percent and ten percent, respectively. On a company-wide basis, fiscal 1999 second quarter telecommunications-related sales were approximately 48 percent of total company sales versus 49 percent of sales for the second quarter of fiscal 1998. The increase in sales for the six months ended July 31, 1998 compared to the same period in the prior year was primarily due to higher sales to the telecommunications and motive markets, up 14 percent and four percent, respectively, partially offset by an eight percent decrease in non-telecommunications-related power conversion sales. On a company-wide basis, telecommunications-related sales were 50 percent of total company sales during the first six months of fiscal 1999 versus 47 percent for the comparable period of the prior year.

     Gross profit increased $2,265,000 or 12 percent for the second quarter of fiscal 1999 and increased $3,970,000 or 10 percent for the six-month period ended July 31, 1998. Gross margin increased to 27.1 percent for the second quarter of fiscal 1999 versus 25.8 percent for the comparable quarter of the prior year. For the six months ended July 31, 1998, gross margin increased to
26.7 percent, up from 25.9 percent from the same six-month period of fiscal 1998. Gross margins for both the fiscal 1999 second quarter and half year increased primarily as a result of lower material costs and operating efficiencies associated with higher sales volumes.

     Selling, general and administrative expenses for the three months ended July 31, 1998 increased $513,000 or five percent over the comparable period of the prior year. This increase was primarily due to higher commission expense and payroll related costs in the second quarter of fiscal 1999, partially offset by the absence in the current quarter of costs associated with the resolution of legal disputes that occurred in the second quarter of the prior year. For the six-month period ended July 31, 1998, selling, general and administrative expenses increased $770,000 or four percent over the same period of the prior year. This increase was primarily due to higher commission expense, payroll related costs and travel expense for the first six months of fiscal 1999, partially offset by the absence in the current six-month period of charges related to the accelerated write-off of goodwill and intangible assets and the resolution of legal disputes that occurred in the comparable period of the prior year.

     Research and development expenses remained proportional to sales at three percent of sales for the second quarter and first six months of both fiscal 1999 and 1998.

     Interest expense, net, decreased $318,000 in the second quarter of fiscal 1999 and $664,000 in first six months of fiscal 1999 versus the comparable periods of the prior year primarily due to lower debt balances outstanding coupled with higher capitalized interest related to plant expansions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Other expense, net, for the second quarter of fiscal 1999 increased $97,000 primarily due to a foreign exchange loss in the current quarter versus a foreign exchange gain in the same quarter of the prior year. For the six months ended July 31, 1998, other expense, net, decreased $569,000 due to the absence in the current six-month period of amortization expense associated with the write-off of capitalized debt acquisition costs related to the Company's credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds.

     As a result of the above, income before income taxes and net income both increased 28 percent for the second quarter of fiscal 1999 and increased 33 percent for the six-month period ended July 31, 1998 versus the comparable periods of the prior year. Net income in the second quarter of fiscal 1999 increased to $6,000,000 or 49 cents per common share and 47 cents per common share - assuming dilution. For the six months ended July 31, 1998, net income increased to $11,756,000 or 95 cents per common share and 92 cents per common share - assuming dilution. During the second quarter of fiscal 1999, the Company implemented a two-for-one stock split effected in the form of a 100% stock dividend.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $1,118,000 or nine percent to $13,234,000 for the six-month period ended July 31, 1998 compared to $12,116,000 in the comparable period of the prior year. This increase was primarily due to higher net income during the first six months of fiscal 1999; a smaller increase in accounts receivable; and an increase in accounts payable during the first six months of the current year versus a decrease in the equivalent period of the prior year. These changes resulting in higher cash flows from operations were partially offset by a larger increase in inventories; a larger decrease in income taxes payable; and a smaller increase in accrued liabilities during the first six months of the current year versus the equivalent period of fiscal 1998.

     Net cash used by investing activities during the first six months of fiscal 1999 increased $4,361,000 to $8,547,000 versus the comparable period of the prior year. This increase was primarily due to higher spending related to the acquisition of property, plant and equipment.

     Net cash used by financing activities for the six-month period ended July 31, 1998 decreased $3,500,000 to $4,184,000 compared to $7,684,000 during the same period of the prior year primarily as a result of higher capital spending during the first six months of fiscal 1999, partially offset by higher cash flows provided by operating activities.

     The Company's availability under the current loan agreement is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures in the first six months of fiscal 1999 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Aggregate fiscal 1999 capital expenditures are expected to be approximately $20,000,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


READINESS FOR YEAR 2000

     The Company has taken actions to evaluate the nature and extent of the work required to make its computer systems Year 2000 compliant. The Company has completed its assessment of its requirements to become Year 2000 compliant, has developed an action plan and currently has resources dedicated to carry out the Company's Year 2000 action plan which the Company expects to complete by December 31, 1998. The Company continues to evaluate the estimated future costs associated with its Year 2000 action plan but does not currently anticipate that such costs will have a material impact on the Company's results of operations or financial position. The Company has received inquires from its major customers and has initiated formal communications with its significant suppliers to determine the extent to which the Company might be impacted by those third parties' failure to be Year 2000 compliant.


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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Some of the more significant effects of SFAS No. 132 are that it: (i) standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; (ii) requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; (iii) eliminates certain disclosures that are no longer considered useful, including general descriptions of the plans; (iv) permits the aggregation of information about certain plans; (v) provides reduced disclosure requirements for nonpublic entities; (vi) revises disclosures about defined contribution plans; and (vii) changes disclosures relating to multi-employer plans. SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or
106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of SFAS No. 132 will not have a material effect on its financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. The Company believes that the adoption of SOP 98-5 will not have a material effect on its financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on Canadian and Mexican assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of this statement. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.


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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its annual meeting of stockholders on June 30, 1998.

(b)       See Item 4(c) below.

(c) Alfred Weber was elected as a director by a vote of 4,092,650 for and 272,244 withheld. Kevin P. Dowd was elected as a director by a vote of 4,092,655 for and 272,239 withheld. Glenn M. Feit was elected as a director by a vote of 4,067,533 for and 297,361 withheld. Pamela S. Lewis was elected as a director by a vote of 4,092,655 for and 272,239 withheld. Alan G. Lutz was elected as a director by a vote of 4,092,655 for and 272,239 withheld. William Harrall, III was elected as a director by a vote of 4,092,655 for and 272,239 withheld. John A.
          H. Shober was elected as a director by a vote of 4,092,655 for and 272,239 withheld.

          The amendment to the Company's restated certificate of incorporation increasing the number of shares of common stock the Company is authorized to issue to 75,000,000 was approved by a vote of 3,091,296 for and 1,220,623 against with 52,975 abstentions.

          The approval of the C&D Technologies, Inc. 1998 stock option plan was approved by a vote of 3,224,071 for and 1,078,098 against with 62,725 abstentions.

          The appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent accountants for the year ending January 31, 1999 was ratified by a vote of 4,306,270 for and 5,156 against, with 53,468 abstentions.

          The shares voted represent shares prior to the July 24, 1998 stock split.

                           PART II. OTHER INFORMATION
                                  (continued)


Item 5.   Other information

          As a result of a change in Securities and Exchange Commission rules, if, prior to April 9, 1999, the Company is notified of a shareholder proposal to be made at the 1999 Annual Meeting of Stockholders that is not to be included in the Company's 1999 Proxy Statement (i.e., a proposal other than one made under SEC Rule 14a-8), then, with limited exceptions, persons who are appointed as proxies on behalf of the Board of Directors will not be able to use their discretionary voting authority on the proposal at the Annual Meeting without the proposal being discussed in the Proxy Statement. If the Company is not so notified, those persons will be able to use their discretionary voting authority on the proposal regardless of whether it is discussed in the Proxy Statement.


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for the Company, regarding unaudited interim financial infor-mation (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:
          None

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





September 10, 1998                         BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman, President and Chief
                                                    Executive Officer




September 10, 1998                         BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance and
                                                    Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


          15. Letter from PricewaterhouseCoopers LLP, independent accountants for the Company, regarding unaudited interim financial infor-mation.

          27.  Financial Data Schedule.