Form 10-Q
period 1998-10-31
C&D TECHNOLOGIES INC
filed 1998-12-11
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 7, 1998: 12,452,299

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 1998 and January 31, 1998.................      3

          Consolidated Statements of Income -
           Three and Nine Months Ended October 31, 1998
           and 1997..............................................      5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 1998 and 1997...........      6

          Consolidated Statements of Comprehensive Income
           Three and Nine Months Ended October 31, 1998
           and 1997..............................................      8

          Notes to Consolidated Financial Statements.............      9

          Report of Independent Accountants......................     16

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     17

   PART II. OTHER INFORMATION                                         23

SIGNATURES                                                            24

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           (Unaudited)
                                                     October 31,    January 31,
                                                        1998           1998*
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $    490        $  1,167
      Accounts receivable, less allowance for
           doubtful accounts of $1,828 and
           $1,701, respectively.................        47,207          42,742
      Inventories...............................        49,412          40,735
      Deferred income taxes.....................         8,011           7,871
      Other current assets......................         1,420             885
                                                       -------         -------
                 Total current assets...........       106,540          93,400
Property, plant and equipment, net..............        60,667          57,058
Intangible and other assets, net................         4,615           5,339
Goodwill, net...................................        10,277          10,701
                                                       -------         -------
                 Total assets...................      $182,099        $166,498
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........      $    218        $    321
      Accounts payable..........................        23,046          22,791
      Accrued liabilities.......................        17,874          16,012
      Income taxes .............................         2,098           3,689
      Other current liabilities.................         2,976           3,245
                                                       -------         -------
                 Total current liabilities......        46,212          46,058

Deferred income taxes...........................         2,684           2,376
Long-term debt..................................         3,999          10,267
Other liabilities...............................        12,178          10,492
                                                       -------         -------
                 Total liabilities..............        65,073          69,193
                                                       -------         -------

*Reclassified for comparative purposes to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                           (Unaudited)
                                                    October 31,     January 31,
                                                       1998           1998*
                                                       ----           ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000 and
          10,000,000 shares authorized; 13,270,704
          and 13,228,898 shares issued, respectively
          (as adjusted for the two-for-one stock
          split, effected in the form of a 100%
          stock dividend).........................          133           132
      Additional paid-in capital..................       42,026        41,364
      Treasury stock, at cost, 905,102 shares (as
          adjusted for the two-for-one stock split,
          effected in the form of a 100% stock
          dividend)...............................      (10,819)      (10,819)
      Notes receivable from stockholder, net of
          discount of $28.........................         -           (1,029)
      Cumulative translation adjustment...........          (68)         (248)
      Retained earnings...........................       85,754        67,905
                                                        -------       -------
                 Total stockholders' equity.......      117,026        97,305
                                                        -------       -------
                 Total liabilities and
                   stockholders' equity...........     $182,099      $166,498
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                Nine months ended
                                                       October 31,                        October 31,
                                                  1998             1997             1998             1997
                                                  ----             ----             ----             ----
Net sales............................           $ 81,598         $ 81,381        $240,580         $230,102
Cost of sales........................             57,743           60,725         174,298          170,989
                                                 -------          -------         -------          -------
    Gross profit.....................             23,855           20,656          66,282           59,113
Selling, general and
    administrative expenses..........             11,286            9,678          30,921           28,543
Research and development
    expenses.........................              2,071            2,156           6,132            6,358
                                                 -------          -------         -------          -------
    Operating income.................             10,498            8,822          29,229           24,212
Interest expense, net................                 14              301              90            1,041
Other expense, net...................                 47              132             189              843
                                                 -------          -------         -------          -------
    Income before income taxes.......             10,437            8,389          28,950           22,328
Provision for income taxes...........              3,665            3,070          10,422            8,170
                                                 -------          -------         -------          -------
    Net income.......................           $  6,772         $  5,319        $ 18,528         $ 14,158
                                                 =======          =======         =======          =======
Net income per common share*.........           $   0.55         $   0.44        $   1.50         $   1.16
                                                 =======          =======         =======          =======
Net income per common share -
    assuming dilution*...............           $   0.53         $   0.42        $   1.45         $   1.12
                                                 =======          =======         =======          =======
Dividends per share*.................           $0.02750         $0.01375        $0.05500         $0.04125
                                                 =======          =======         =======          =======


     * Per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             (Unaudited)
                                                          Nine months ended
                                                              October 31,
                                                            1998       1997
                                                            ----       ----
Cash flows provided (used) by operating activities:
    Net income .....................................      $ 18,528   $ 14,158
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............         8,862      8,770
          Deferred income taxes.....................           168        434
          Loss on disposal of assets................           163         72
          Changes in:
                Accounts receivable.................        (4,511)    (2,443)
                Inventories.........................        (8,525)    (1,354)
                Other current assets................          (493)      (717)
                Accounts payable....................           192       (921)
                Accrued liabilities.................         2,123      3,580
                Income taxes payable................        (1,404)      (123)
                Other current liabilities...........          (272)    (1,459)
                Other liabilities...................         1,677      2,178
          Other, net................................           336        269
                                                           -------    -------
Net cash provided by operating activities...........        16,844     22,444
                                                           -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....       (11,813)    (9,266)
    Proceeds from disposal of property, plant
       and equipment................................            69         13
    Change in restricted cash.......................          -             1
                                                           -------    -------
Net cash used by investing activities...............       (11,744)    (9,252)
                                                           -------    -------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................        (6,374)   (11,621)
    Repayment of note receivable from stockholder...         1,057        664
    Proceeds from issuance of common stock, net.....           382        435
    Payment of common stock dividends...............          (848)      (671)
                                                           -------    -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                         Nine months ended
                                                             October 31,
                                                          1998        1997
                                                          ----        ----

Net cash used by financing activities...............     (5,783)    (11,193)
                                                         ------      ------
Effect of exchange rate changes on cash.............          6         (36)
                                                         ------      ------
(Decrease) increase in
   cash and cash equivalents........................       (677)      1,963
Cash and cash equivalents at beginning
   of period........................................      1,167         952
                                                         ------      ------
Cash and cash equivalents at end of period..........    $   490     $ 2,915
                                                         ======      ======

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES



Fair market value of treasury stock issued to
pension plans ......................................    $  -        $   847











        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                       (Unaudited)            (Unaudited)
                                    Three months ended     Nine months ended
                                         October 31,           October 31,
                                       1998      1997        1998       1997
                                       ----      ----        ----       ----
Net income .......................   $6,772     $5,319     $18,528    $14,158

Other comprehensive income, net of tax:
       Foreign currency
       translation adjustments ...      147        468         180         64
                                      -----      -----      ------     ------
Total comprehensive income........   $6,919     $5,787     $18,708    $14,222
                                      =====      =====      ======     ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998. The January 31, 1998 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 1998 and the consolidated statements of income for the three and nine months ended October 31, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended October 31, 1998 and 1997 and the consolidated statements of comprehensive income for the three and nine months ended October 31, 1998 and 1997. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.

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

3.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,  January 31,
                                                      1998         1998
                                                      ----         ----

         Raw materials ...........................  $20,158      $17,099
         Work-in-progress ........................   12,367        9,990
         Finished goods ..........................   16,887       13,646
                                                     ------       ------
                                                    $49,412      $40,735
                                                     ======       ======

4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        1998         1997
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.1          3.4
     Foreign sales corporation ......................   (0.9)        (1.1)
     Tax effect of foreign operations ...............   (0.5)        (0.9)
     Research and development credit ................   (0.7)          -
     Other...........................................     -           0.2
                                                        ----         ----
                                                        36.0%        36.6%
                                                        ====         ====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and nine months ended October 31, 1998 and 1997 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.


                                     (Unaudited)                (Unaudited)
                                 Three months ended         Nine months ended
                                      October 31,               October 31,
                                   1998        1997*        1998         1997*
                                   ----        ----         ----         ----
Net income (A)...............      $6,772      $5,319      $18,528      $14,158
Weighted average shares
   of common stock
   outstanding (B)...........  12,354,732  12,222,034   12,343,820   12,195,246
Assumed conversion of stock
   options, net of shares
   assumed reacquired........     426,163     453,280      473,767      400,710
                                  -------     -------      -------      -------
Weighted average common
   shares - assuming
   dilution (C)..............  12,780,895  12,675,314   12,817,587   12,595,956
Net income per common
   share (A/B)...............       $0.55       $0.44        $1.50        $1.16
Net income per common
   share - assuming
   dilution (A/C)............       $0.53       $0.42        $1.45        $1.12

* Restated to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

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

     Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for the damage and be required to pay the cost of investigating and remedying the same, and the amount of any such liability could be material to the results of operations or financial condition. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the Acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

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


8.   SUBSEQUENT EVENT

     On November 23, 1998, the Company entered into an agreement with Johnson Controls, Inc. ("JCI") to acquire the assets of JCI's industrial battery business for $135 million plus the assumption of certain liabilities, subject to adjustment based, among other things, on the Company's investigation of the business prior to closing. Consummation of the acquisition is subject to a number of conditions, including the obtaining of consents under material contracts, the receipt of all necessary regulatory approvals and the Company's obtaining of financing. See "Management's Discussion and Analysis -- Liquidity and Capital Resources." The closing of the acquisition is expected to occur on or about February 1, 1999. A portion of the business consists of an interest in a joint venture in Shanghai, People's Republic of China, the closing of which may take place at a later date if the consent of the joint venture partner and relevant government authorities is not timely obtained.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We  have   reviewed  the   accompanying   consolidated   balance  sheet  of  C&D
TECHNOLOGIES, INC. and Subsidiaries as of October 31, 1998, the related consolidated statements of income for the three and nine months ended October 31, 1998 and 1997, the related consolidated statements of cash flows for the nine months ended October 31, 1998 and 1997 and the related consolidated statements of comprehensive income for the three and nine months ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
November 24, 1998

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net sales for the fiscal 1999 third quarter were flat at $81,598,000 versus $81,381,000 for the same period of the prior year. Fiscal 1999 third quarter sales to the telecommunications, control and UPS markets were up three percent, 27 percent and 10 percent, respectively, compared to the third quarter of fiscal 1998. These sales increases were offset by lower non-telecommunications-related power conversion sales and motive power sales, which were down 16 percent and five percent, respectively. On a company-wide basis, fiscal 1999 third quarter telecommunications-related sales were approximately 51 percent of total company sales versus 50 percent of sales for the third quarter of fiscal 1998. Telecommunications-related sales in the third quarter of the current year were adversely affected by significantly lower cellular phone battery charger sales versus the same quarter of the prior year. This resulted from the discontinuation by a major customer of a particular type of phone for which this charger was supplied. The Company expects this shortfall to continue throughout the fourth quarter of fiscal 1999. Net sales for the nine months ended October 31, 1998 increased $10,478,000 or five percent over the equivalent period in fiscal 1998. The increase in sales for the nine months ended October 31, 1998 compared to the same period in the prior year was primarily due to higher sales to the telecommunications and control markets, up 10 percent and 11 percent, respectively, partially offset by an 11 percent decrease in non-telecommunications-related power conversion sales. On a company-wide basis, telecommunications-related sales were approximately 50 percent of total company sales during the first nine months of fiscal 1999 versus 48 percent for the comparable period of the prior year.

     Gross profit increased $3,199,000 or 15 percent for the third quarter of fiscal 1999 and increased $7,169,000 or 12 percent for the nine-month period ended October 31, 1998 over the comparable periods in the prior year. Gross margin increased to 29.2 percent for the third quarter of fiscal 1999 versus
25.4 percent for the comparable quarter of the prior year, primarily as a result of lower material costs, shift in product mix and improved operating efficiencies. For the nine months ended October 31, 1998, gross margin increased to 27.6 percent, up from 25.7 percent from the same nine-month period of fiscal 1998, primarily as a result of lower material costs and improved operating efficiencies.

     Selling, general and administrative expenses for the three months ended October 31, 1998 increased $1,608,000 or 17 percent over the comparable period of the prior year. This increase was primarily due to higher payroll and new sales branch location related costs, commission expense and due diligence costs in the third quarter of fiscal 1999 versus the equivalent period of the prior year. For the nine-month period ended October 31, 1998, selling, general and administrative expenses increased $2,378,000 or eight percent over the same period of the prior year. This increase was primarily due to higher commission expense, payroll and new sales branch location related costs, travel expense and due diligence costs for the first nine months of fiscal 1999, partially offset by the absence in the current nine-month period of charges related to the accelerated write-off of goodwill and intangible assets and the resolution of legal disputes that occurred in the comparable period of the prior year.

     Research and development expenses remained proportional to sales at three percent of sales for the third quarter and first nine months of both fiscal 1999 and 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

     Interest expense, net, decreased $287,000 in the third quarter of fiscal 1999 versus the comparable period of the prior year primarily due to lower debt balances outstanding. For the nine-month period ended October 31, 1998, interest expense, net, decreased $951,000 compared to the same period in fiscal 1998 primarily due to lower debt balances outstanding coupled with higher capitalized interest related to plant expansions.

     Other expense, net, for the third quarter of fiscal 1999 decreased $85,000 primarily due to higher purchase price discounts compared to the third quarter of fiscal 1998. For the nine months ended October 31, 1998, other expense, net, decreased $654,000 from the comparable period in the prior year primarily due to the absence in the current nine-month period of amortization expense associated with the write-off of capitalized debt acquisition costs related to the Company's credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds. Also contributing to this decrease was higher purchase price discounts for the first nine months of fiscal 1999 versus the same period of the prior year.

     Income tax expense for the third quarter and first nine months of fiscal 1999 increased $595,000 and $2,252,000, respectively, over the comparable periods of the prior year, primarily as a result of higher income before taxes, partially offset by a lower effective tax rate. The reduction in the effective tax rate for the first nine months of fiscal 1999 to 36.0 percent versus 36.6 percent in the same period of the prior year was primarily due to tax credits related to research and development.

     As a result of the above, net income increased 27 percent for the third quarter of fiscal 1999 and increased 31 percent for the nine-month period ended October 31, 1998 versus the comparable periods of the prior year. Net income in the third quarter of fiscal 1999 increased to $6,772,000 or 55 cents per common share - basic and 53 cents per common share - assuming dilution. For the nine months ended October 31, 1998, net income increased to $18,528,000 or $1.50 per common share - basic and $1.45 per common share - assuming dilution.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased $5,600,000 or 25 percent to $16,844,000 for the nine-month period ended October 31, 1998 compared to $22,444,000 in the comparable period of the prior year. The decrease in net cash provided by operating activities was primarily due to a larger increase in inventory and accounts receivable during the first nine months of fiscal 1999 compared to the same period of the prior year, partially offset by higher net income during the current year. The increase in inventory was primarily related to the Company's power conversion business.

     Net cash used by investing activities during the first nine months of fiscal 1999 increased $2,492,000 to $11,744,000 versus the comparable period of the prior year. This increase was primarily due to higher spending related to the acquisition of property, plant and equipment.

     Net cash used by financing activities for the nine-month period ended October 31, 1998 decreased $5,410,000 to $5,783,000 compared to $11,193,000 during the same period of the prior year. The decrease in net cash used by financing activities was primarily the result of lower cash flows provided by operations and higher capital spending during the first nine months of fiscal 1999 compared to the same period of the prior year, coupled with a decrease in cash in the current year versus an increase in the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company has signed an agreement to acquire the industrial battery business of JCI, subject to a number of conditions. These conditions include the obtaining of financing for the acquisition and for subsequent operations by the Company, on terms satisfactory to the Company. The Company has obtained a commitment from NationsBanc Montgomery Securities regarding the arranging of financing, which is also subject to a number of conditions. The majority of the business is expected to be acquired on or about February 1, 1999. There can be no assurance that the acquisition will be consummated or that financing will be obtained on terms satisfactory to the Company.

     If the acquisition described above is not consumated, the Company's availability, under the current loan agreement, is expected to be sufficient to meet its ongoing cash needs for working capital requirements, debt service and capital expenditures. Capital expenditures in the first nine months of fiscal 1999 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Aggregate fiscal 1999 capital expenditures are expected to be approximately $16,000,000 for similar purposes.


READINESS FOR YEAR 2000

     The Company is taking action to ensure its operations will not be adversely affected by potential Year 2000 computer failures and has developed a Year 2000 Readiness Plan. The Company's Chief Financial Officer is responsible for overseeing the execution of the plan and reports quarterly to the Audit Committee of the Company's Board of Directors on the status of the Year 2000 Readiness Plan. The plan addresses the following four areas: (a) information technology systems (consisting of computer hardware and software related to the Company's business systems as well as its engineering and test equipment); (b) non-information technology systems (including embedded technology such as microcontrollers, which are typically found in such things as telephone systems, security systems, fax machines, etc.); (c) products sold to customers; and (d) third party issues (including significant suppliers and customers). The Company's Year 2000 Readiness Plan generally includes the following phases for each of the four areas noted above: identification and risk assessment; development and implementation of a remediation plan; acceptance testing; and contingency planning for high risk critical areas.

     The Company has identified certain deficiencies related to its information technology systems and is in the process of addressing them through upgrades or other remediation. The Company has two main computer systems that are utilized to run its business systems. These computer systems, one located at the Company's headquarters and the other located in Tucson, Arizona, are undergoing remediation efforts and currently are in the acceptance testing phase. These information technology remediation efforts are expected to be completed by the end of the first quarter of fiscal 2000.

     In terms of non-information technology systems, the Company has identified those items which may require remediation or replacement. The Company is in the process of addressing those items and expects to complete remediation or replacement and testing by the middle of fiscal 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company has completed its assessment of Year 2000 compliance with respect to its battery and electronics products that are currently being sold to customers and has concluded that all significant products are compliant.

     With respect to third parties, the Company is in the process of identifying and contacting its significant suppliers and will shortly begin to contact its major customers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process by the end of the first quarter of fiscal 2000.

     Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. These costs are anticipated to be incurred primarily in fiscal 1999 and include third party consultants and programmers; remediation of existing software; and replacement or remediation of embedded chips. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.

     The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which the Company has no direct involvement) that negatively impact the Company's raw material supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the financial impact of these failures on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.


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

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Employment Agreement, dated October 22, 1998, between Wade H. Roberts, Jr. and the Company (filed herewith).

          10.2 Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and Its Subsidiaries as Seller and C&D TECHNOLOGIES, INC. and C&D Acquisition Corp. as Purchaser (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.





December 11, 1998                          BY:      /s/ Alfred Weber
                                              ---------------------------------
                                                        Alfred Weber
                                                Chairman and Chief Executive
                                                          Officer




December 11, 1998                          BY:  /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                    Stephen E. Markert, Jr.
                                                  Vice President Finance and
                                                    Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Employment Agreement, dated October 22, 1998, between Wade H. Roberts, Jr. and the Company.

          10.2 Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and Its Subsidiaries as Seller and C&D TECHNOLOGIES, INC. and C&D Acquisition Corp. as Purchaser.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for the Company, regarding unaudited interim financial infor-mation.

          27.  Financial Data Schedule.