Form 10-K
period 1999-01-31
C&D TECHNOLOGIES INC
filed 1999-04-30
CIK 808064

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes ( x ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 15, 1999: $289,126,672

     Number of shares outstanding of each of the Registrant's classes of common stock as of April 15, 1999: 12,546,283 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Registrant's Proxy Statement to be                      Part III
filed pursuant to Regulation 14A                   -------------------
within 120 days after the end of             (Part of Form 10-K into which
Registrant's fiscal year covered by           Document is incorporated.)
this Form 10-K
-----------------------------------

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

Part I

   Item  1   Business...............................................    1
   Item  2   Properties.............................................   13
   Item  3   Legal Proceedings......................................   14
   Item  4   Submission of Matters to a Vote of
               Security Holders.....................................   14


Part II

   Item  5   Market for Registrant's Common Equity
               and Related Stockholder Matters......................   14
   Item  6   Selected Financial Data................................   16
   Item  7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................   18
   Item  7A  Quantitative and Qualitative Disclosure
               About Market Risk....................................   25
   Item  8   Financial Statements and Supplementary Data............   26
   Item  9   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...............   26

Part III

   Item  10  Directors and Executive Officers of the Registrant.....   26
   Item  11  Executive Compensation.................................   26
   Item  12  Security Ownership of Certain Beneficial
               Owners and Management................................   26
   Item  13  Certain Relationships and Related Transactions.........   26

Part IV

   Item  14  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..................................   27

Signatures..........................................................   31

Index to Financial Statements and Financial Statement Schedule......  F-1






                                        I

                             C&D TECHNOLOGIES, INC.

                                     PART I

Item 1.  Business
-----------------

About Our Company
-----------------

     C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, "we", "our" or "C&D") is a leading North American producer of integrated reserve power systems for telecommunications, electronic information and industrial applications. We are also a leading producer of embedded high frequency switching power supplies. Our power supplies are used in:

          o       telecommunications equipment;
          o       advanced office electronics;
          o       sophisticated computer systems; and
          o       motive power systems for electric industrial vehicles.

     Our integrated reserve power systems are comprised of the following:

          o       industrial lead acid batteries;
          o       power rectifiers;
          o       power control equipment;
          o       distribution equipment; and
          o       related accessories.

     We sell both individual components and integrated power systems.

     In June 1997, we changed our name from Charter Power Systems, Inc. to C&D TECHNOLOGIES, INC.

     We were  organized  in  November  1985 to  acquire  all the  assets  of the eighty-year old C&D Power Systems division (the "Division") of Allied Corporation ("Allied"). The Division's business essentially was unchanged by the acquisition, which was completed on January 28, 1986. Shares of our Common Stock, par value $.01 per share ("Common Stock"), were first issued to the public in February 1987.

     In October 1992, we purchased substantially all of the assets and assumed certain liabilities of the manufacturing division of Ratelco, Inc. ("Ratelco"), a Seattle, Washington based manufacturer and distributor of power electronics equipment used primarily in the regulated telecommunications power market. Ratelco also marketed a nonregulated range of alarm and monitoring equipment for use with telecommunications power systems.

     In March 1994, we purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona based company which designs and manufactures custom power supplies. The power supplies are used in the telecommunications power market and the office equipment market in such applications as telecommunication systems, copiers, computers and work stations.

     In January 1995, we purchased certain assets and assumed certain liabilities of the switching power supply division of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

     In November 1995 we sold shares of Common Stock in a public offering.

     In February 1996, we purchased certain equipment and inventory of LH Research, Inc. ("LH"), a Costa Mesa, California based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications.

     In March 1996, we acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC") consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition, we acquired or repaid the indebtedness of PCC. In April 1996, we acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, we purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. Tucson, Arizona based PCC produced DC-to-DC converters used in communications, computer, medical and industrial and instrumentation markets and also produces battery chargers for cellular phones.

     In January 1998, the acquired businesses of the PowerSystems Division of ITT, the switching power supply division of Basler Electric Company, LH and PCC were combined into the Power Electronics Division of C&D TECHNOLOGIES, INC.

     In July 1998 we completed a two-for-one stock split, effected in the form of a 100% stock dividend.


Recent Acquisitions
-------------------

     In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a designer, manufacturer, marketer and distributor of industrial batteries based in
Milwaukee, Wisconsin. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of Johnson Controls (U.K.) Limited.

     In addition, we expect to consummate the acquisition of an interest of the Specialty Battery Division in a joint venture in Shanghai, China in the near future, subject to certain third party consents. The joint venture manufactures, markets and distributes industrial and starting, lighting and ignition batteries.


Fiscal Year
-----------

     Our fiscal year ends in January. Any references to a fiscal year mean the 12-month period ending January 31 of the year mentioned.

Forward Looking Statements
--------------------------

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business,"
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosure About Market Risk," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors that appear with the forward-looking statements, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements we have made in this Annual Report on Form 10-K.


Reportable Segments
-------------------

     In fiscal 1999, we adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. In compliance with SFAS 131, we have identified the following three reportable segments:

          o       Powercom Division
          o       Motive Power Division
          o       Power Electronics Division

     The financial information regarding our three business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 1999 is provided in Note 16 to the Consolidated Financial Statements. See Part II, Item 8.


The Market for Our Products
---------------------------

     We manufacture and market products in the following general categories by business segment:

          o Powercom Division - integrated reserve power systems and components for the standby power market which includes telecommunications, uninterruptible power supplies ("UPS") and utilities and control;
          o Motive Power Division - motive power systems for the material handling equipment market; and
          o Power Electronics Division - custom, standard and modified standard embedded high frequency AC-to-DC and DC-to-DC switching power supplies and battery chargers for cellular phones.

     We market our products via independent manufacturer's representatives, distributors and our own sales personnel.

     We sell products directly to the U.S. Government. Those sales have accounted for less than 5% of our total company sales during each of our last three fiscal years.


Products and Customers By Business Segment
------------------------------------------

     Powercom Division - Reserve Power Systems
     -----------------------------------------

     We are a leading producer of fully integrated reserve power systems, which monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. We also produce the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries.

     We manufacture lead acid batteries for use in reserve power systems. We sell these batteries in a wide range of sizes and configurations in two broad categories:

          o       flooded batteries and
          o       valve-regulated (sealed) batteries.

     Flooded  batteries  require  periodic  watering  and  maintenance.   Valve-
regulated batteries require less maintenance and are often smaller.

     Our reserve power systems include a wide range of power electronics products to meet the needs of our customers, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage and apply the DC power to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, our power control and distribution equipment distributes the rectified power at the appropriate power level for each of the applications.

     TELECOMMUNICATIONS CUSTOMERS. Our customers use the majority of our standby power products in telecommunications applications such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and cellular mobile telephone systems. Our major telecommunications customers include national long distance companies, Regional Bell Operating Companies, cellular system operators, personal communications services providers, paging systems and PBX telephone locations using fiber optic cable, microwave transmission or traditional copper-wired systems.

     MODULAR POWER PLANTS. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty AGM Series Power Plant and the Liberty ACM Series Power Plant, integrate advanced rectifiers with virtually maintenance free valve-regulated batteries.

     ROUND CELL BATTERY. One of our historically important telecommunications products has been the Round Cell reserve power battery, a flooded product which was originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. Our company or its predecessor has manufactured Round Cells for AT&T or Lucent Technologies, Inc.

since 1972 and has been the exclusive manufacturer since 1982. AT&T spun off its equipment manufacturing operations into an independent company named "Lucent Technologies, Inc.," which began operations on October 1, 1996. Both our Powercom and Power Electronics Divisions sell products to Lucent Technologies, Inc., which accounted for 13.1% of our consolidated net sales for the year ended January 31, 1999. No other customer accounted for more than 5% of our consolidated net sales during fiscal 1999.

     UNINTERRUPTIBLE POWER SUPPLIES. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption on sensitive equipment, thereby permitting an orderly shutdown of the equipment or continued operation for a limited period of time until the primary source comes back on line. Large UPSs are used principally for mainframe computers, minicomputers, networks, workstations and computer-controlled equipment.

     EQUIPMENT FOR ELECTRIC UTILITIES AND INDUSTRIAL CONTROL APPLICATIONS. We produce rectifiers and batteries used in reserve power systems for switchgear and instrumentation control systems used in electric utilities and industrial control applications. These power systems provide auxiliary power that enables fossil fuel, hydro and nuclear power generating stations, switching substations and industrial control facilities to be shut down in an orderly fashion during emergencies or power failures.

     Motive Power Division - Motive Power Systems
     --------------------------------------------

     Our customers use the majority of our motive power products to provide the primary power source for fork-lift trucks and other material handling vehicles. A significant portion of our motive power sales include products and systems to recharge motive power batteries.

     We produce complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. Our customers include end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles and, to a lesser extent, original equipment manufacturers ("OEMs").

     We offer a broad line of motive power equipment including the C-Line, which we believe is the industry standard for long life; the V-Line for general material handling applications; the low maintenance Liberty Eclipse battery and charger which reduces the customer's cost of operation; and the high density Suprema line, designed for narrow aisle warehousing applications requiring high energy.

     Power Electronics Division -
     Power Supplies and Cellular Phone Battery Chargers
     --------------------------------------------------

     Through our Power Electronics Division we design, manufacture and distribute custom, standard and modified standard electronic power supply systems built for large OEMs of telecommunications equipment, office products, computers and workstations. In addition, our Power Electronics Division manufactures rectifiers for reserve power applications that are sold by our Powercom Division. The Power Electronics Division also manufactures cellular phone battery chargers.

     We sell the majority of our power supply products to OEMs of electronic products on either a custom, standard or modified standard basis. Power supplies are embedded in almost all electronic products and are used to convert incoming AC or DC voltage to the required level and quality of DC voltage.

     Our power supplies incorporate advanced technology and are designed for dependable operation of the host equipment. Our power supply products include AC-to-DC power supplies, DC-to-DC converters and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. AC-to-DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications. DC-to-DC converters convert one constant voltage into another constant voltage. DC-to-DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors.

     In the telecommunications industry, our power supplies are broadly used in voice and data telecommunications. We also produce power supplies for office copiers, workstations and other sophisticated computers.


Sales, Installation and Servicing
---------------------------------

     The sales, installation and servicing of our power systems products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Each independent manufacturer's representative operates under a contract with us providing for compensation on a commission basis or as a distributor with product purchases for independent resale.

     In addition to these networks of independent manufacturer's representatives, we maintain an internal sales management force consisting of regional sales managers and product/market specialists. The regional managers are each responsible for managing a number of independent manufacturer's representatives and for developing longer-term supplier relationships with large end users, OEMs and national accounts. We also maintain a separate sales force that works with the independent manufacturer's representative network and certain large customers.

     We have several internal divisional marketing departments in our Powercom, Motive Power and Power Electronics Divisions. These departments manage the development of new products from the initial concept definition and management approval stage through the engineering, production and sales processes. These departments are also responsible for applications engineering and technical training of sales representatives.

     We maintain branch sales and service facilities in the United States, Canada and Europe, with the support of our headquarters and service personnel, and have relationships with sales representatives or distributors in the Far East, the Middle East, Europe, Mexico, and Central and South America.

     We typically sell our products upon terms requiring payment in full within 30 to 60 days. We warrant our products to perform as rated for specified periods of time, ranging from one to twenty years depending on the type of product and its application, in an amount that decreases over the life of the product. The lengthiest warranties generally are applicable to standby power batteries sold by our Powercom Division.


Backlog
-------

     The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Accordingly, our backlog at any particular date only indicates expected shipments in the near future. Period-to-period comparisons may not be meaningful. Orders for many of our products may be canceled by the customer prior to shipment.

     Our Powercom Division normally ships standby power products within two weeks to two months after order and our Motive Power Division normally ships products within two days to four weeks after order. Our Power Electronics Division normally ships power supplies one week to three months after order. Our order backlog at March 31, 1999 was $68,708,000, excluding backlog associated with the recently acquired Specialty Battery Division of JCI, and at March 31, 1998 was $58,522,000. We expect to fill the majority of the March 31, 1999 backlog during fiscal 2000.


Manufacturing and Raw Materials
-------------------------------

     We manufacture our products at eight domestic plants, two plants in Mexico and one plant in Europe, excluding facilities associated with the recently acquired Specialty Battery Division of JCI. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

     EXPANSION AND CONSOLIDATION. We are continuing the process of capacity expansion at several of our plants. During fiscal 1997, we completed the process of moving product lines from the Seattle, Washington facility to the Dunlap, Tennessee and Nogales, Mexico facilities that was started in fiscal 1995. As a result, we closed our Seattle, Washington manufacturing facility during fiscal 1997.

     When we acquired the PowerSystems Division of ITT in fiscal 1995, we entered into an agreement pursuant to which a third party "shelter company" provided to us the Nogales, Mexico facility and employed Mexican staff and labor to assemble our products. This agreement was terminated during fiscal 1998.

     The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics and electronic components, all of which are generally available from multiple suppliers. Other than the required use of two suppliers of lead for the production of Round Cell batteries for Lucent Technologies, Inc., we use a number of suppliers to satisfy our raw materials needs.

     ISO 9001 RECOGNITION. During fiscal 1999 we have continued our program of ISO recognition, which assures customers that our internal processes and systems meet internationally recognized standards, and have received ISO 9001 certification at our Conyers, Georgia and Costa Mesa, California facilities. We are also ISO 9001 certified at our Blue Bell, Pennsylvania Headquarters, Conshohocken, Pennsylvania R&D Battery Laboratories, Leola, Pennsylvania and Dunlap, Tennessee plants, as well at our Tucson, Arizona, Mexican and Irish facilities.


Competition
-----------

     Our products compete on the basis of:

          o       our reputation;
          o       product quality and reliability;
          o       customer service;
          o       delivery capability; and
          o       technology.

     We also offer competitive pricing, and value our relationships with our large customers. In addition, we believe that we have certain competitive advantages in specific product lines.

     We are a North American producer of integrated reserve power systems and power electronics equipment. We believe that we are one of the four largest producers of reserve power systems in North America. In motive power, we believe that one competitor, Yuasa, Inc., has a significantly larger market share than we have. Our company, along with two other manufacturers, occupies a second tier of the motive power market in which we have a significantly larger market share than our smaller competitors.

     For both reserve and motive power systems, we believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position.

     In reserve power systems, we believe we are the only major North American company that manufactures complete, integrated reserve power systems consisting of both electronics and batteries. Our other major competitors manufacture either electronics or batteries, but not both. In motive power, all our major competitors supply integrated power systems, but only our company and one competitor manufacture both electronics and batteries.

     With respect to power supplies, we believe that we are among a small group of large competitors in this fragmented industry.

     When lead prices rise, certain of our competitors that own smelting operations may have lower lead costs than we have. However, when lead prices decline, the high fixed costs associated with these operations may provide us with a cost advantage.

Research and Development
------------------------

     We   maintain   extensive   technology    departments    concentrating   on
electrochemical and electronics technologies. We focus on:

          o     the design and development of new, standard and custom products;
          o     the  ongoing development and improvement  of existing  products;
          o     sustaining engineering;
          o production engineering (including quality testing and managing the expansion of production capacity); and
          o     the evaluation of competitive products.

     Our research and development facilities in North America and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing areas in order to better meet the needs of customers.

     We continue to develop new products in all areas of our business. During fiscal 1999, our Powercom Division introduced the Orion battery, a competitively priced valve-regulated battery designed primarily for the telecommunications market. During fiscal 1998, our Motive Power Division introduced the low maintenance Liberty Eclipse battery and charger which dramatically reduces the customer's cost of operation. During fiscal 1997, we extended our range of telecom products with the introduction of a family of medium powered high frequency rectifiers. We also introduced several families of high density DC-to-DC converters during fiscal 1997.


International Operations
------------------------

     We sell a broad range of motive and standby power products in Canada through our network of independent Canadian representatives and one branch office. In addition, we manufacture a large portion of our power supplies in Nogales, Sonora, Mexico and in Agua Prieta, Sonora, Mexico for ultimate sale in the United States, Canada and Europe. Sales in Canada accounted for less than 7% of our sales for the last three fiscal years. We have no significant sales in Mexico. We also manufacture power supplies in Shannon, Ireland. Operations in Ireland accounted for less than 5% of our sales in the last three fiscal years.


Patents and Trademarks
----------------------

     Our policy is to apply for patents on new inventions and designs and actively pursue pending and future patent applications. We believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection. While we believe that patents are important to our business operations, the loss of any single or several patents would not have a material adverse effect on our company.

     We regard our trademarks C&D, C&D TECHNOLOGIES, INC., C&D POWERCOM, LIBERTY, LIBERTY SERIES and POWER CONVERTIBLES as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. We also have applications pending for registrations of other trademarks in the United States. Our trademarks also include COMPUCHARGE, FERRO FIVE, GUARDIAN, GUARDSMAN, RANGER, RANGERNET and SCOUT.


Employees
---------

     On March 31, 1999 we had approximately 2,446 employees, excluding employees associated with the recently acquired Specialty Battery Division of JCI. Of these employees, 2,019 were employed in manufacturing and 427 were employed in field sales, technical, manufacturing support, sales support, marketing and administrative activities.

     Our management considers our employee relations to be satisfactory. Employees in five domestic plants are not represented by a union. Employees at the other three domestic plants are represented by three different unions under collective bargaining agreements.


Environmental Regulation
------------------------

     Our operations are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment and worker health and safety. These laws and regulations include requirements relating to the handling, storage, use and disposal of hazardous materials and solid wastes, record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes, monitoring and permitting of air and water emissions and monitoring and protecting workers from exposure to hazardous substances, including lead used in our manufacturing processes.

     We  operate  under  a  comprehensive   environmental,   health  and  safety
compliance program, which is headed by an environmental director and staffed with trained environmental professionals. As part of our program, we:

          o prepare written environmental and health and safety practice manuals;
          o     conduct regular employee training seminars;
          o undertake annual internal and external audits of our operations and environmental and health and safety programs; and
          o practice and engage in routine sampling and monitoring of employee chemical and physical exposure levels and potential points of environmental emissions.

     In addition, we also have installed certain pollution abatement equipment to minimize emissions of regulated pollutants into the environment. Our program monitors and seeks to resolve potential environmental liabilities that result from or may arise from current and historic hazardous materials handling and waste disposal practices. We have instituted a hazardous materials and spent product recapture and recycling program at each of our facilities and for our customers.

     While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we receive a notice of a non-compliance, we regularly undertake to achieve compliance and work with the authorities to resolve satisfactorily the issues raised. The associated costs have not had a material effect on our business, financial condition or results of operations.

     Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefor), we may be held liable for the damage and for the costs of the environmental investigation and remediation, which could have a material adverse effect on our business, financial condition or results of operations.

     In view of the potential financial effect such environmental liabilities could have, when we acquired the assets of our predecessor from Allied in January 1986, we secured an obligation from Allied to indemnify us from undisclosed environmental liabilities resulting from conditions existing as of the closing date. With the exception of four sites disclosed by Allied at the time of the acquisition, Allied has accepted indemnification responsibility for our potential liabilities at those third party owned or operated sites with respect to which we have been named as a potentially responsible party by the United States Environmental Protection Agency or state environmental agencies under the federal Superfund law or comparable state environmental laws.

     On March 22, 1999 we received notification of our potential involvement at an additional site which occurred after the acquisition from Allied. Detailed information necessary to estimate our share of liability has not yet been generated for this site.

     With respect to the four sites not being covered by the Allied indemnity and the site which occurred after the acquisition, based upon the most currently available information, we believe that our share of liability at these sites will not have a material adverse effect on our business, financial condition or results of operations. Moreover, we accrue reserves for environmental liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available.

     We are also aware of the existence of potential contamination at two of our properties which may require expenditures for further investigation and remediation. At our Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to our acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site, Avnet, Inc., ultimately may bear some, as yet undetermined, share of the costs associated therewith.

     Our Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed and the full remediation report was submitted to the state on February 22, 1999. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     With respect to each of the properties described in the preceding two paragraphs, we have accrued a reserve in our consolidated financial statements for our estimate of the potential costs and liabilities associated with the potential contamination. The costs and potential liabilities for these matters, in our opinion, are not likely to affect materially our business, financial condition or results of operations.

Item 2.  Properties
-------------------

     Set forth below is certain information, as of March 31, 1999, with respect to our principal properties. This information does not include property acquired on March 1, 1999 related to the acquisition of the Specialty Battery Division of JCI.

                                     Square            Products Manufactured
      Location                       Footage           at or Use of Facility
      --------                       -------           ---------------------

                              United States Properties
                              ------------------------

Manufacturing:
--------------

    Attica, Indiana................  235,000   Large standby power batteries and
                                               motive power batteries
    Conshohocken, Pennsylvania.....  136,000   Metal trays, metal racks and
                                               cabinets, battery R&D
                                               laboratories, distribution center
    Conyers, Georgia...............  161,000   Small standby power batteries
    Dunlap, Tennessee..............   72,000   Motive power and standby power
                                               electronics products, cabinets
                                               and metal racks
    Huguenot, New York.............  148,000   Motive power batteries and large
                                               standby power batteries
    Leola, Pennsylvania............  187,000   Large standby power batteries
    Tucson, Arizona................   17,000   Power converters, cellular phone
                                               battery chargers
    Costa Mesa, California.........   33,000   Power supplies

Other:
------

    Blue Bell, Pennsylvania........   46,000   World headquarters
    Tucson, Arizona................   40,000   Headquarters of Power Electronics
                                               Division and electronics R&D
                                               laboratories

                            International Properties
                            ------------------------

Manufacturing:
--------------

    Agua Prieta, Sonora, Mexico....   24,000   Power converters
    Nogales, Sonora, Mexico........   83,000   Power supplies, power converters
                                               and cellular phone battery
                                               chargers
    Shannon, Ireland...............   19,000   Power converters

Other:
------

    Mississauga, Ontario, Canada ...  20,000   Canadian branch headquarters,
                                               sales office and distribution
                                               center

     We own our Attica, Conyers, Leola and Conshohocken properties. The Huguenot property is leased under an industrial revenue bond financing arrangement. We are entitled to purchase the property for a nominal amount and expect to take title during the second quarter of fiscal 2000. When we acquired the assets of our predecessor from Allied, Allied agreed to pay the principal and interest due under this financing arrangement. We lease our Blue Bell, Dunlap, Mississauga, Tucson, Costa Mesa, Shannon, Agua Prieta and Nogales facilities and our branch sales offices. The lease of the Dunlap property terminates in January 2004. We have an option to purchase the Dunlap property during the lease term for $1,160,000.


Item 3.  Legal Proceedings
--------------------------

     We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material to our financial condition or results of operations in any year. See "Business - Environmental Regulation" for a description of certain administrative proceedings in which we are involved.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Our Common Stock began trading on The New York Stock Exchange on December 20, 1996 under the symbol CHP. From October 27, 1995 through December 19, 1996, the Common Stock was traded on the Nasdaq National Market under the symbol CHTR. Prior to October 27, 1995 the Common Stock was listed and principally traded on the American Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 15, 1999 was 2,516.

     The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                              Year Ended
                                       --------------------------

                            January 31, 1999                January 31, 1998*
                            ----------------                ----------------

     Fiscal Quarter       High          Low               High            Low
     --------------       ----          ---               ----            ---

     First Quarter.....  $28  7/16    $23  15/32       $17     3/8    $12  15/16
     Second Quarter....   29  7/16     25    3/8        19    7/16     14   3/16
     Third Quarter.....   27   1/8     19    7/8        24    9/16     18    3/4
     Fourth Quarter....   32   3/8     21    3/4        24   13/16     21

* Adjusted to reflect C&D's two-for-one stock split, effected in the form of a 100% stock dividend.

     DIVIDENDS. We began paying quarterly cash dividends on our Common Stock in April 1987. We declared quarterly dividends of $.01375 per share (as adjusted for C&D's two-for-one stock split, effected in the form of a 100% stock dividend) until June 1998. In September 1998 and January 1999, we declared quarterly dividends of $.0275 per share.

     Our bank loan agreement permits quarterly dividends to be paid on our Common Stock so long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying quarterly dividends in the future at the rate currently paid. We cannot assure you that we will continue to do so since future dividends will depend on our earnings and financial condition and other factors.

Item 6.  Selected Financial Data
--------------------------------

     The following selected historical financial data for the periods indicated have been derived from C&D's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and C&D's consolidated financial statements for fiscal 1999, 1998 and 1997, which appear elsewhere herein.

                                                                      Fiscal Year
                                            -------------------------------------------------------------

                                             1999          1998         1997(4)       1996        1995(3)
                                            ------        ------        --------     -------      -------
                                                           (In thousands, except per share data)
Statement of Income Data:
-------------------------

Net sales...............................   $313,966      $308,054     $286,907      $242,422     $200,009
Cost of sales...........................    227,796       226,880      219,819       185,808      154,464
                                            -------       -------      -------       -------      -------
  Gross profit..........................     86,170        81,174       67,088        56,614       45,545
Selling, general and
  administrative expenses...............     40,344        39,333       34,499        27,781       24,796
Research and development
  expenses..............................      8,255         8,610        8,143         6,196        5,284
                                            -------       -------      -------       -------      -------
  Operating income......................     37,571        33,231       24,446        22,637       15,465

Interest expense, net...................        126         1,129        1,396         1,063        1,222
Other expense (income), net.............        211         1,058           (8)          423          310
                                            -------       -------      -------       -------      -------
Income before income taxes    ..........     37,234        31,044       23,058        21,151       13,933
Provision for income taxes..............     13,154        11,359        8,121         7,107        4,556
                                            -------       -------      -------       -------      -------
Net income .............................   $ 24,080      $ 19,685     $ 14,937      $ 14,044     $  9,377
                                            =======       =======      =======       =======      =======

Net income per common share (1)*........   $   1.95      $   1.61     $   1.19      $   1.16     $    .79
                                            =======       =======      =======       =======      =======

Net income per common share -
  assuming dilution (2)*................   $   1.88      $   1.56     $   1.16      $   1.09     $    .75
                                            =======       =======      =======       =======      =======

Dividends per common share*.............   $    .08      $    .06     $    .06      $    .06     $    .06
                                            =======       =======      =======       =======      =======

Balance Sheet Data:
-------------------

Working capital.........................   $ 63,688      $ 47,342     $ 45,436      $ 50,302     $ 27,746
Total assets............................    185,642       166,498      159,973       130,827      112,137
Short-term debt (exclusively current
   portion of long-term debt)...........        532           321          476           200        3,670
Long-term debt..........................      1,750        10,267       29,351        15,417       14,183
Stockholders' equity....................    123,538        97,305       74,906        68,926       51,722
----------

* Per share amounts have been adjusted to reflect C&D's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                                         (footnotes begin on the following page)

     (1) Based on 12,365,183,  12,221,370, 12,517,108, 12,078,904 and 11,812,622
weighted average shares outstanding for fiscal 1999, 1998, 1997, 1996 and 1995, respectively.

     (2) Based on 12,835,862,  12,631,824, 12,878,330, 12,902,578 and 12,421,586
weighted average shares outstanding and the effect of shares issuable under stock options based on the treasury stock method for fiscal 1999, 1998, 1997, 1996 and 1995, respectively.

     (3) In March 1994, we acquired for cash, certain assets and assumed specific liabilities of the custom power supply business of ITT PowerSystems Corporation. In January 1995, we purchased certain assets and assumed certain liabilities from the switching power supply business of Basler Electric Company, a Highland, Illinois based manufacturer of electrical components.

     (4) In February 1996, we acquired substantially all the assets of LH, a producer and marketer of standard power supply systems for the electronics industry. Effective March 12, 1996, we acquired from Burr-Brown Corporation its entire interest in PCC, consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition, we acquired or repaid the indebtedness of PCC. In April 1996, we acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, we purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. PCC produces battery chargers for cellular phones and DC-to-DC converters used on communications, computer, medical, industrial and instrumentation markets. See notes to consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------


Impact of Economy and Shift in Customer Demand
----------------------------------------------

     During fiscal 1999, primarily due to continued improved domestic economic conditions, there was a higher demand for our standby power products sold by the Powercom Division. In the telecommunications market, continued growth in demand was reflected by the growth in sales of our flooded batteries. International economic conditions have had a negative impact on our international sales during fiscal 1999.


Raw Material Pricing and Productivity
-------------------------------------

     Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 1999, 1998 and 1997, the average North American producer price of lead has been $.47, $.48 and $.50 /lb., respectively.

     We have a long-term cost containment program to maximize manufacturing efficiency. The program continues to allocate a significant amount of our normal annual capital expenditures to cost containment and productivity improvement projects.


Inflation
---------

     The costs to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Our ability to pass along inflationary cost increases through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. We believe that, over recent years, we have been able to offset inflationary cost increases by:

      o      effective raw materials  purchasing  programs;
      o      price increases of our products;
      o      increases in labor productivity; and
      o      improvements in overall manufacturing efficiency.

Results of Operations
---------------------

     The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                             Fiscal Year
                                                       -----------------------

                                                       1999      1998      1997
                                                       ----      ----      ----

     Net sales.....................................  100.0%    100.0%    100.0%
     Cost of sales.................................   72.6      73.6      76.6
                                                     -----     -----     -----

       Gross profit................................   27.4      26.4      23.4

     Selling, general and administrative expenses..   12.8      12.8      12.0
     Research and development expenses.............    2.6       2.8       2.9
                                                     -----     -----     -----

       Operating income............................   12.0      10.8       8.5

     Interest expense, net ........................    -         0.4       0.5
     Other expense, net............................    0.1       0.3       0.0
                                                     -----     -----     -----

       Income before income taxes..................   11.9      10.1       8.0

     Provision for income taxes....................    4.2       3.7       2.8
                                                     -----     -----     -----

       Net income..................................    7.7%      6.4%      5.2%
                                                     =====     =====     =====


Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

     Net sales for fiscal 1999 increased $5,912,000 or two percent to $313,966,000 from $308,054,000 in fiscal 1998. This was a result of an increase in sales by the Powercom and Motive Power Divisions, up nine percent and four percent, respectively, partially offset by a 13 percent decrease in sales by the Power Electronics Division. The increase in Powercom Divisional sales was primarily due to higher sales to the telecommunications and control markets in fiscal 1999 versus the prior year. Power Electronics Divisional sales were lower in fiscal 1999 compared to fiscal 1998 due to lower power conversion sales to both the telecommunications and non-telecommunications markets. Power Electronics telecommunications sales were lower in fiscal 1999 due to lower sales of cellular phone battery chargers. We expect these lower sales volumes of cellular phone battery chargers to continue into the first half of fiscal 2000. On a company-wide basis, telecommunications-related sales were approximately 50 percent of total C&D sales during fiscal 1999 versus 49 percent in fiscal 1998.

     Gross profit for fiscal 1999 increased $4,996,000 or six percent to $86,170,000 from $81,174,000 in the prior year, resulting in a gross margin of
27.4 percent versus 26.4 percent in the prior fiscal year. Gross margin increased as a result of improved gross margin in the Powercom

Division due to lower material costs and improved operating efficiencies, as well as improved Motive Power Divisional gross margin related to lower material costs. Power Electronics Divisional gross margin decreased in fiscal 1999 versus the prior year primarily as a result of lower sales volumes.

     Selling, general and administrative expenses for fiscal 1999 increased $1,011,000 or three percent over the prior year due to higher selling expenses, partially offset by lower general and administrative expenses. Selling expenses increased in fiscal 1999 over fiscal 1998 due to higher commission expenses and higher payroll and new Motive Power Divisional sales branch location related costs. General and administrative expenses were lower in fiscal 1999 compared to the prior year due to the absence in fiscal 1999 of costs related to the accelerated write-off of goodwill and intangible assets associated with LH (due to impairment) that occurred in fiscal 1998, lower costs associated with the resolution of legal disputes and lower consulting costs.

     Research and development expenses remained proportional to sales as a relative percentage for both fiscal 1999 and 1998 at approximately 3 percent of sales.

     Operating income increased $4,340,000 to $37,571,000 in fiscal 1999 compared to $33,231,000 in fiscal 1998 as a result of higher Powercom Divisional operating income, flat Motive Power Divisional operating income and lower Power Electronics Divisional operating income. During the fourth quarter of fiscal 1999, our Power Electronics Division incurred an operating loss. This situation is expected to continue at least through the first quarter of fiscal 2000.

     Interest expense, net, decreased to $126,000 in fiscal 1999 from $1,129,000 in fiscal 1998 primarily due to lower outstanding debt balances during fiscal 1999.

     Other expense, net, decreased $847,000 from fiscal 1998 to fiscal 1999 primarily due to the absence in the current year of amortization expense associated with the write-off of capitalized debt acquisition costs related to our credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds. Also contributing to this decrease was higher purchase price discounts in fiscal 1999 versus the prior year and a lower foreign exchange loss in fiscal 1999 compared to fiscal 1998.

     Income tax expense increased $1,795,000 from fiscal 1998 to fiscal 1999, primarily due to higher levels of income before income taxes.

     As a result of the above, for fiscal 1999, net income rose 22 percent from fiscal 1998 to $24,080,000 or $1.95 per common share - basic and $1.88 per common share - assuming dilution.


Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

     Net sales for fiscal 1998 increased $21,147,000 or seven percent to $308,054,000 from $286,907,000 in fiscal 1997. This was primarily the result of an increase in sales by the Powercom and Power Electronics Divisions, up nine percent and 11 percent, respectively. Sales by the Motive Power Division remained flat in fiscal 1998 compared to the prior year. A portion of the fiscal 1998 sales increase of the Power Electronics Division resulted from the recording of a full year's sales versus a partial year in fiscal 1997 due to the acquisition of a power conversion company during the first quarter of fiscal 1997. The increase in the Powercom Divisional sales was primarily due to higher sales to the telecommunications and UPS markets in fiscal 1998 versus fiscal 1997, partially offset by lower government and control sales. Sales by the Power Electronics Division increased due to higher power conversion sales to both the telecommunications (primarily cellular phone battery chargers) and non-telecommunications markets. On a company-wide basis, telecommunications-related-sales were approximately 49 percent of total company sales during fiscal 1998 versus 46 percent in fiscal 1997.

     Gross profit for fiscal 1998 increased $14,086,000 or 21 percent to $81,174,000 from $67,088,000 in the prior fiscal year, resulting in a gross margin of 26.4 percent versus 23.4 percent in the prior year. Gross margin increased as a result of improved gross margin in the Powercom Division due to lower material costs and operating efficiencies associated with higher sales volumes. Gross margins of the Motive Power and Power Electronics Divisions were up slightly in fiscal 1998 versus 1997.

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

     Operating income increased $8,785,000 to $33,231,000 in fiscal 1998 compared to $24,446,000 in fiscal 1997 as a result of higher Powercom and Motive Power Divisional operating income, partially offset by lower Power Electronics Divisional operating income. The Power Electronics Divisional operating income was negatively impacted by the accelerated write-off of goodwill and intangible assets noted above.

     Interest expense, net, decreased 19 percent from fiscal 1997 to fiscal 1998 primarily due to lower debt balances outstanding, partially offset by lower capitalized interest related to plant expansions and lower interest income.

     Other expense, net, increased $1,066,000 from fiscal 1997 to fiscal 1998 as a result of higher amortization expense associated with the write-off of capitalized debt acquisition costs related to our credit facility and the Development Authority of Rockdale County Industrial Revenue Bonds. This increase was also due to lower nonoperating income during fiscal 1998 coupled with a foreign exchange loss in fiscal 1998 versus a slight foreign exchange gain in fiscal 1997.

     Income tax expense increased $3,238,000 from fiscal 1997 to fiscal 1998, primarily due to higher levels of income before income taxes coupled with a smaller favorable tax effect from foreign operations.

     As a result of the above, for fiscal 1998, net income rose 32 percent from fiscal 1997 to $19,685,000 or $1.61 per common share - basic and $1.56 per common share - assuming dilution, adjusted to reflect C&D's two-for-one stock split, effected in the form of a 100% stock dividend.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities decreased $5,550,000 or 17 percent to $26,422,000 in fiscal 1999 compared to $31,972,000 in fiscal 1998. The decrease in net cash provided by operating activities was primarily due to a larger increase in inventories in fiscal 1999 compared to fiscal 1998, coupled with decrease in income taxes payable in fiscal 1999 versus an increase in the prior year. These changes resulting in lower net cash provided by operations, were partially offset by higher net income in fiscal 1999 compared to fiscal 1998, changes in timing differences affecting deferred taxes, and an increase in accounts payable in fiscal 1999 versus a decrease in the prior year. The increase in inventory during fiscal 1999 was primarily related to our Power Electronics Division.

     Net cash used by investing activities totaled $15,692,000 for fiscal 1999, resulting in an increase of $2,094,000 or 15 percent over the prior year. This increase was primarily due to higher capital spending in fiscal 1999 versus fiscal 1998.

     Net cash used by financing activities decreased $11,243,000 to $6,896,000 in fiscal 1999 compared to $18,139,000 in fiscal 1998. The decrease in net cash used by financing activities was primarily the result of lower net cash flows provided by operations and higher capital spending in fiscal 1999 compared to fiscal 1998, coupled with a greater increase in cash balances in fiscal 1999 versus the prior year.

     On March 1, 1999 we entered into a credit agreement in which the lenders named therein, and Nationsbank, N.A. as administrative agent, provided a $220,000,000 credit facility consisting of a term loan in the amount of $100,000,000 and a revolving loan not to exceed $120,000,000. The funds borrowed under this credit agreement were used to finance the acquisition of the Specialty Battery Division of JCI, to refinance existing debt and to finance working capital and certain other expenditures. Our availability under the current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 1999 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2000 capital expenditures are expected to be approximately $24,000,000 for similar purposes, including capital requirements of the recently acquired Special Battery Division from JCI.

     We have been notified that we are a potentially responsible party relating to various Third Party Facilities (see note 8(B) of the notes to consolidated financial statements).


Readiness for Year 2000
-----------------------

     We are taking action to ensure that our operations will not be adversely affected by potential Year 2000 computer failures and have developed a Year 2000 Readiness Plan. Our Chief Financial Officer is responsible for overseeing the execution of the plan and reports quarterly to our Board of Directors on the status of the Year 2000 Readiness Plan. The plan addresses the following four areas:

     o information technology systems (consisting of computer hardware and software related to the our business systems as well as our engineering and test equipment);
     o non-information technology systems (including embedded technology such as microcontrollers, which are typically found in such things as telephone systems, security systems, fax machines, etc.);
     o    products sold to customers; and
     o    third party issues (including significant suppliers and customers).

     Our Year 2000 Readiness Plan generally includes the following phases for each of the four areas noted above:

     o    identification and risk assessment;
     o    development and implementation of a remediation plan;
     o    acceptance testing; and
     o    contingency planning for high risk critical areas.

     We have identified certain deficiencies related to our information technology systems and are in the process of addressing them through upgrades or other remediation. We have two main computer systems that are utilized to run our business systems. Year 2000 remediation work on our business systems that run on our computer located in Tucson, Arizona has been completed and these business systems are now Year 2000 compliant. Acceptance testing has been completed on our business systems that run on our computer located at our Blue Bell, Pennsylvania headquarters. These Blue Bell, Pennsylvania business systems are expected to be Year 2000 compliant in May 1999.

     In terms of non-information technology systems, we have identified those items which may require remediation or replacement. We are in the process of addressing those items and expect to complete remediation or replacement and testing by the middle of fiscal 2000.

     We have completed our assessment of Year 2000 compliance with respect to our battery and electronics products that are currently being sold to customers and have concluded that all significant products are compliant.

     With respect to third parties, we have identified and have been contacting our significant suppliers and will shortly begin to contact our major customers to determine the extent to which we may be vulnerable to such third parties' failure to address their own Year 2000 issues. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. As a result, our assessment will be substantially dependent on information provided by third parties. We have completed this initial notification and solicitation process with our significant suppliers and have now begun the next phase of re-contacting those companies who have not responded. We believe this process will continue through the second and third quarters of fiscal 2000.

     Based upon our current estimates, total costs associated with our Year 2000 compliance are expected to be immaterial. The majority of these costs were incurred in fiscal 1999 and include third party consultants and programmers; remediation of existing software; and replacement or remediation of embedded chips. Such costs do not include internal management time, which is not expected to be material to our results of operations or financial condition.

     We believe that our most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which we have no direct involvement) that negatively impact our raw material supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, we are considering contingency plans to limit, to the extent possible, the financial impact of these failures on our results of operations. Any such plans would necessarily be limited to matters over which we can reasonably control.

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties with whom we rely on directly, or indirectly, to be Year 2000 compliant.


Conversion to the Euro Currency
-------------------------------

     On January 1, 1999, the Euro was adopted as the common legal currency, in coexistence with the national currencies for European Union member nations until January 1, 2002. We have made all necessary adjustments to our processes to ensure compliance of all business transactional Euro requirements during the three year transitional period that ends January 1, 2002. After this transitional period, the Euro becomes the sole legal currency for the European Union member nations and all of our records of the national currencies will be converted to the Euro equivalent at that time. We do not expect the Euro adoption to have a material adverse impact on our financial condition or results of operations.


New Accounting Pronouncements Not Yet Adopted
---------------------------------------------

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be charged to expense as incurred. SOP 98-5 is effective for financial statements for years beginning after December 15, 1998. We believe that the adoption of SOP 98-5 will not have a material effect on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. We currently use derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of our floating rate debt and the exchange rate on Canadian and Mexican assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. We are currently evaluating the financial impact of adoption of this statement. We believe that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Market Risk Factors
-------------------

     We do not invest in derivative securities for trading purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in the interest rates applicable to our long term debt and to fluctuations in the Canadian Dollar and Mexican Peso to the US Dollar exchange rate.

     Our financial instruments subject to interest rate risk consist of debt instruments and interest rate derivatives. The net market value of our debt instruments was $2,282 and $10,588 at January 31, 1999 and January 31, 1998, respectively. These instruments are subject to variable rate interest and therefore the market value is not sensitive to interest rate movements.

     The net market value of our interest rate derivatives was $(114) and $25 at January 31, 1999 and 1998, respectively. A 100-basis point increase in rates at January 31, 1999 and 1998 would result in a $231 and a $292 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 1999 and 1998 would result in a $231 and a $292 decrease in the market value, respectively.

     The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant.

     Our financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and swaps and represent a net asset position of $101 and $152 at January 31, 1999 and January 31, 1998, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 1999 and 1998, a 10% strengthening of the US Dollar versus the Canadian Dollar and the Mexican Peso would result in a change of the net asset position of the forward and swaps of a $201 increase and a $27 decrease, respectively. At January 31, 1999 and 1998, a 10% weakening of the US Dollar versus the Canadian Dollar and the Mexican Peso would result in a decrease in the net asset position of the forward and swap of $307 and an increase of $33, respectively.

     Foreign exchange forwards and swap contracts are used to hedge our firm and anticipated foreign currency cash flows. There is either an asset or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.


Item 9.  Changes in and Disagreements with Accountants
         Accounting and Financial Disclosure
------------------------------------------------------

     Not applicable.


                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

  (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 1999 and 1998

            Consolidated Statements of Income for the years ended January 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997

            Consolidated Statements of Comprehensive Income for the years ended January 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

     (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 1999, 1998 and 1997

            Report of Independent Accountants on Schedule

            II.      Valuation and Qualifying Accounts

     (3) Exhibits:

            3.1 Restated Certificate of Incorporation of C&D, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to C&D's Current Report on Form 8-K dated June 30, 1998).

            3.2 By-laws of C&D, as amended (incorporated by reference to Exhibit 3.2 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

            4.1 Credit Agreement, dated as of March 1, 1999, among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and NationsBank, N.A. as administrative agent (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated March 1, 1999).

            10.1 Purchase Agreement dated November 27, 1985, among Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986 (incorporated by reference to Exhibit 10.1 to C&D's Registration Statement on Form S-1, No. 33-10889).

            10.2     Agreement  dated December 15, 1986,  between C&D and Allied
                     (incorporated   by  reference  to  Exhibit  10.2  to  C&D's
                     Registration Statement on Form S-1, No.
                     33-10889).

            10.3 Lease Agreement dated February 15, 1994 by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D)
                     (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994).

            10.4 C&D TECHNOLOGIES, INC. Savings Plan (October 1, 1997 Restatement) (incorporated by reference to Exhibit 10.4 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

            10.5 C&D TECHNOLOGIES, INC. Pension Plan for Salaried Employees as restated and amended (incorporated by reference to Exhibit 10.10 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1996); Third Amendment thereto dated February 18, 1997 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fourth Amendment thereto dated January 27, 1998 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fifth Amendment thereto dated January 28, 1999 (filed herewith).

            10.6 C&D TECHNOLOGIES, INC. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).

            10.7 Registration Rights Agreement dated May 30, 1989, between Alfred Weber and C&D (incorporated by reference to Exhibit
                     10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Employment Agreement, dated as of April 1, 1996, and Pledge and Security Agreement and Reimbursement Agreement, each dated April 30, 1996, between Alfred Weber and C&D; Secured Promissory Note and Option Secured Promissory Note, each dated April 30, 1996, by Alfred Weber in favor of C&D (incorporated by reference to

                     Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

            10.8 Employment Agreement dated January 26, 1990, between Leslie Holden and C&D (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.9 Employment Agreement dated March 1, 1994 between A. Gordon Goodyear and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.10 Employment Agreement dated April 3, 1995 between Stephen E. Markert, Jr. and C&D (incorporated by reference to Exhibit
                     10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.11    Employment  Agreement  dated  April 3, 1995  between  A. T.
                     (Paul) Kambouroglou and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

            10.12 Employment Agreement dated August 15, 1995 between Stephen Weglarz, Esq. and C&D (incorporated by reference to Exhibit
                     10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995).

            10.13 Employment Agreement dated August 1, 1997 between Larry M. Moore and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

            10.14    Employment  Agreement dated September 30, 1997 between John
                     J.  Murray,  Jr.  and C&D  (incorporated  by  reference  to
                     Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

            10.15    Employment  Agreement dated October 22, 1998,  between Wade
                     H.  Roberts,  Jr. and C&D  (incorporated  by  reference  to
                     Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998); Letter Agreement relating thereto dated September 28, 1998 (filed herewith).

            10.16 Charter Power Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996).

            10.17    C&D TECHNOLOGIES, INC. 1998 Stock Option Plan (incorporated
                     by  reference   to  Exhibit  10.1  to  C&D's   Registration
                     Statement on Form S-8 No. 333- 59177 filed July 15, 1998.)

            10.18 Supplemental Executive Retirement Plan Amended and Restated as of October 22, 1998 (filed herewith).

            10.19 Supplemental Executive Retirement Plan for Alfred Weber dated December 11, 1997 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997).

            10.20 Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D TECHNOLOGIES, INC. and C&D Acquisition Corp. as Purchaser (incorporated by reference to Exhibit 2.1 to C&D's Current Report on Form 8-K dated March 1, 1999).

            21       Subsidiaries of C&D (filed herewith).

            23       Consent of Independent Accountants (filed herewith).

            27       Financial Data Schedule (filed herewith).

     The registrant undertakes to furnish the Commission with a copy of certain agreements which are not being filed in accordance with Item 601(b)(4)(iii) of Regulation S-K.

     (b)   Reports on Form 8-K.
           --------------------

           No reports on Form 8-K were filed by C&D during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            C&D TECHNOLOGIES, INC.

     April  30, 1999                        By: /s/ Wade H. Roberts, Jr.
                                                ------------------------
                                                    Wade H. Roberts, Jr.
                                                    President, Chief Executive
                                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                      Date
         ---------                        -----                      ----

/s/ Wade H. Roberts, Jr            President, Chief Executive     April 30, 1999
----------------------------       Officer and Director
    Wade H. Roberts, Jr.           (Principal Executive
                                   Officer)

/s/ Stephen E. Markert, Jr.        Vice President Finance         April 30, 1999
----------------------------       (Principal Financial and
    Stephen E. Markert, Jr.        Accounting Officer)

/s/ William Harral, III            Director, Chairman             April 30, 1999
----------------------------
    William Harral, III

/s/ Kevin P. Dowd                  Director                       April 30, 1999
----------------------------
    Kevin P. Dowd

/s/ Glenn M. Feit                  Director                       April 30, 1999
----------------------------
    Glenn M. Feit

/s/ Pamela S. Lewis                Director                       April 30, 1999
----------------------------
    Pamela S. Lewis

/s/ Alan G. Lutz                   Director                       April 30, 1999
----------------------------
    Alan G. Lutz

/s/ John A. H. Shober              Director                       April 30, 1999
----------------------------
    John A. H. Shober

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                    Page
                                                                    ----

         Report of Independent Accountants......................    F-2

         Consolidated Balance Sheets as of
           January 31, 1999 and 1998............................    F-3

         Consolidated Statements of Income
           for the years ended January 31, 1999, 1998
           and 1997.............................................    F-4

         Consolidated Statements of
           Stockholders' Equity for the years
           ended January 31, 1999, 1998 and 1997................    F-5

         Consolidated Statements of Cash Flows
           for the years ended January 31, 1999, 1998
           and 1997.............................................    F-6

         Consolidated Statements of Comprehensive
           Income for the years ended January 31, 1999,
           1998 and 1997........................................    F-8

         Notes to Consolidated Financial Statements.............    F-9


FINANCIAL STATEMENT SCHEDULE
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 1999, 1998 and 1997

         Report of Independent Accountants on Schedule..........    S-1

         Schedule II.  Valuation and Qualifying Accounts........    S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D TECHNOLOGIES, INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of C&D TECHNOLOGIES, INC. and subsidiaries (the "Company") at January 31, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 8, 1999

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                             (Dollars in thousands)

                                                              1999        1998
                                                              ----        ----
ASSETS

Current assets:
    Cash and cash equivalents ...........................   $  5,003   $  1,167
    Accounts receivable, less allowance for doubtful
        accounts of $1,635 in 1999 and $1,701 in 1998....     44,232     42,742
    Inventories..........................................     49,855     40,735
    Deferred income taxes................................      7,305      7,871
    Other current assets.................................      2,318        885
                                                             -------    -------
        Total current assets.............................    108,713     93,400
Property, plant and equipment, net.......................     62,388     57,058
Intangible and other assets, net.........................      4,393      5,339
Goodwill, net............................................     10,148     10,701
                                                             -------    -------
        Total assets.....................................   $185,642   $166,498
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt....................   $    532   $    321
    Accounts payable.....................................     23,997     22,791
    Accrued liabilities..................................     17,714     16,012
    Income taxes.........................................        -        3,689
    Other current liabilities............................      2,782      3,245
                                                             -------    -------
        Total current liabilities........................     45,025     46,058
Deferred income taxes....................................      2,887      2,376
Long-term debt...........................................      1,750     10,267
Other liabilities........................................     12,442     10,492
                                                             -------    -------
        Total liabilities................................     62,104     69,193
                                                             -------    -------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value, 75,000,000
        and 10,000,000 shares authorized;
        13,368,719  and 13,228,898  shares
        issued in 1999 and 1998, respectively*...........        134        132
    Additional paid-in capital*..........................     43,429     41,364
    Treasury stock, at cost, 905,102 shares*.............    (10,819)   (10,819)
    Notes receivable from stockholder, net of
        discount of $28 in 1998..........................        -       (1,029)
    Cumulative translation adjustment....................       (169)      (248)
    Retained earnings ...................................     90,963     67,905
                                                             -------    -------
        Total stockholders' equity.......................    123,538     97,305
                                                             -------    -------
        Total liabilities and stockholders' equity.......   $185,642   $166,498
                                                             =======    =======

* Adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.


                 See notes to consolidated financial statements.
                                       F-3

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)



                                              1999         1998          1997
                                              ----         ----          ----


Net sales.................................  $313,966     $308,054     $286,907
Cost of sales.............................   227,796      226,880      219,819
                                             -------      -------      -------
      Gross profit........................    86,170       81,174       67,088

Selling, general and administrative
      expenses............................    40,344       39,333       34,499
Research and development expenses.........     8,255        8,610        8,143
                                             -------      -------      -------
      Operating income....................    37,571       33,231       24,446

Interest expense, net.....................       126        1,129        1,396
Other expense (income), net...............       211        1,058           (8)
                                             -------      -------      -------
      Income before income taxes..........    37,234       31,044       23,058

Provision for income taxes................    13,154       11,359        8,121
                                             -------      -------      -------
      Net income .........................  $ 24,080     $ 19,685     $ 14,937
                                             =======      =======      =======


Net income per common share*..............  $   1.95     $   1.61     $   1.19

Net income per common share -
      assuming dilution*..................  $   1.88     $   1.56     $   1.16

* Per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.






                 See notes to consolidated financial statements.
                                       F-4

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)


                                                             Minimum                          Notes
                                Common Stock    Additional   Pension    Treasury  Stock     Receivable   Cumulative
                               ---------------   Paid-In    Liability   ----------------       From      Translation  Retained
                               Shares*  Amount*  Capital*   Adjustment  Shares*   Amount   Stockholders  Adjustment   Earnings
                               -------  ------- ----------  ----------  -------   ------   ------------  -----------  --------

Balance as of
  January 31, 1996........... 12,652,352  $126    $36,220      $(760)  (114,800)  $(1,304)                            $34,644
Net income...................                                                                                          14,937
Dividends to stockholders,
  $.055 per share*...........                                                                                            (688)
Notes receivable
  from stockholder...........                                                                $(1,721)
Discount on notes receivable
  from stockholder...........                                                                    137
Amortization of discount on
  stockholder notes..........                                                                    (52)
Tax effect relating to stock
  options exercised..........                       1,151
Minimum pension liability
  adjustment.................                                    624
Cumulative translation
  adjustment.................                                                                               $(374)
Purchase of common stock.....                                          (929,138)  (11,092)
Issuance of common stock.....                          44               102,836     1,164
Stock options exercised......    442,600     4      1,846
                              ----------   ---     ------      -----   --------   -------     ------         ----      ------
Balance as of
  January 31, 1997........... 13,094,952   130     39,261       (136)  (941,102)  (11,232)    (1,636)        (374)     48,893

Net income...................                                                                                          19,685
Dividends to stockholders,
  $.055 per share*...........                                                                                            (673)
Principal payments on
  stockholder notes..........                                                                    664
Amortization of discount on
  stockholder notes..........                                                                    (57)
Tax effect relating to stock
  options exercised..........                         564
Minimum pension liability
  adjustment.................                                    136
Cumulative translation
  adjustment.................                                                                                 126
Issuance of common stock.....                         434                36,000       413
Stock options exercised......    133,946     2      1,105
                              ----------   ---     ------      -----   --------   -------     ------         ----      ------
Balance as of
  January 31, 1998........... 13,228,898   132     41,364        -     (905,102)  (10,819)    (1,029)        (248)     67,905

Net income...................                                                                                          24,080
Dividends to stockholders,
  $.0825 per share*..........                                                                                          (1,022)
Principal payments on
  stockholder notes..........                                                                  1,057
Amortization of discount on
  stockholder notes..........                                                                    (28)
Tax effect relating to stock
  options exercised..........                         792
Cumulative translation
  adjustment.................                                                                                  79
Issuance of common stock.....      2,484               72
Stock options exercised......    137,337     2      1,201
                              ----------   ---     ------      -----   --------   -------     ------         ----      ------
Balance as of
  January 31, 1999........... 13,368,719  $134    $43,429     $   -    (905,102) $(10,819)  $    -          $(169)    $90,963
                              ==========   ===     ======      =====   ========   =======     ======         ====      ======

*Adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.

                 See notes to consolidated financial statements.
                                       F-5

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                      1999           1998           1997
                                                                      ----           ----           ----

Cash flows provided (used) by operating activities:
  Net income..................................................      $24,080       $ 19,685       $ 14,937
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization...............................       11,289         11,824          8,494
  Deferred income taxes ......................................            1         (2,338)          (302)
  Loss on disposal of assets..................................          224            175             80
  Changes in:
        Accounts receivable...................................       (1,498)        (1,182)        (7,188)
        Inventories...........................................       (9,075)        (1,856)         2,898
        Other current assets..................................         (471)          (450)           163
        Accounts payable......................................        1,191           (933)         2,943
        Accrued liabilities...................................        1,617          1,566           (802)
        Income taxes payable..................................       (2,777)         3,447          3,004
        Other current liabilities.............................         (464)        (1,036)         1,257
        Other liabilities.....................................        1,944          2,593            667
  Other, net..................................................          361            477           (414)
                                                                    -------        -------        -------
Net cash provided by operating activities.....................       26,422         31,972         25,737
                                                                    -------        -------        -------

Cash flows provided (used) by investing activities:
  Acquisition of businesses, net..............................          -              -          (19,739)
  Acquisition of property, plant and equipment................      (15,761)       (13,640)       (16,322)
  Proceeds from disposal of property,
    plant and equipment.......................................           69             41              9
  Change in restricted cash...................................          -                1          5,401
                                                                    -------        -------        -------
Net cash used by investing activities.........................      (15,692)       (13,598)       (30,651)
                                                                    -------        -------        -------
Cash flows provided (used) by financing activities:
  Repayment of long-term debt.................................       (8,308)       (19,239)        (8,291)
  Proceeds from new borrowings................................          -              -           20,333
  Issuance of note receivable to stockholder..................          -              -           (1,057)
  Repayment of notes receivable from stockholders.............        1,057            664            -
  Proceeds from issuance of common stock, net.................        1,203          1,107          1,186
  Purchase of treasury stock..................................          -              -          (11,092)
  Payment of common stock dividends...........................         (848)          (671)          (694)
                                                                     ------        -------        -------
Net cash (used) provided by financing activities..............       (6,896)       (18,139)           385
                                                                     ------        -------        -------
Effect of exchange rate changes on cash.......................            2            (20)             9
                                                                     ------        -------        -------
Increase (decrease) in cash and cash equivalents..............        3,836            215         (4,520)
Cash and cash equivalents at beginning of year................        1,167            952          5,472
                                                                     ------        -------        -------
Cash and cash equivalents at end of year......................      $ 5,003       $  1,167       $    952
                                                                     ======        =======        =======


                 See notes to consolidated financial statements.
                                       F-6

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)



                                                                      1999           1998          1997
                                                                      ----           ----          ----

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

     Interest paid, net........................................     $   415       $  1,599       $  1,593

     Income taxes paid.........................................     $15,927       $ 10,251       $  5,378



SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Acquired businesses:
     Estimated fair value of assets acquired...................     $  -          $    -         $ 13,544
     Goodwill and identifiable intangible assets...............        -               -           12,655
     Purchase price obligations................................        -               -           (1,358)
     Cash paid, net of cash acquired...........................        -               -          (19,739)
                                                                     ------        -------        -------
     Liabilities assumed.......................................     $  -          $    -         $  5,102
                                                                     ======        =======        =======

Dividends declared but not paid................................     $   343       $    169       $    167

Note receivable from stockholder in connection
  with issuance of common stock................................     $  -          $    -         $    664
Fair market value of treasury stock issued to
  pension plans................................................     $  -          $    847       $  1,208
Annual retainer to Board of Directors paid
  by the issuance of common stock..............................     $    72       $    -         $    -





                 See notes to consolidated financial statements.
                                       F-7

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)



                                                                      1999           1998          1997
                                                                      ----           ----          ----

Net Income     ................................................     $24,080       $19,685        $14,937

Other comprehensive income (expense), net of tax:

        Cumulative translation adjustments.....................          79           126           (374)
        Minimum pension liability adjustments..................         -             136            624
                                                                     ------        ------         ------

Total comprehensive income.....................................     $24,159       $19,947        $15,187
                                                                     ======        ======         ======




                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                    --------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:
     ----------------------------

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

     Accounting Estimates:
     ---------------------

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

     Foreign Currency Translation:
     -----------------------------

     Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in non-operating expenses.

     Derivative Financial Instruments:
     ---------------------------------

     Derivative financial instruments are utilized by the Company to reduce foreign exchange and interest rate risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue financial instruments for trading purposes and it prohibits the use of derivatives for speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. (See Note 11.)

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

     Cash and Cash Equivalents:
     --------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $8,789 and $6,204 at January 31, 1999 and 1998, respectively.

     Revenue Recognition:
     --------------------

     Revenue is recognized when products are shipped and title is passed to the customer.

     Inventories:
     ------------

     Inventories are stated at the lower of cost or net realizable value. Cost is generally determined by the last-in, first-out method for financial statement and federal income tax purposes.

     Property, Plant and Equipment:
     ------------------------------

      Property, plant and equipment acquired as of the Acquisition was recorded at the then fair market value. Property, plant and equipment acquired subsequent to the Acquisition is recorded at cost or fair market value if part of an acquisition. Plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which generally range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company's policy is to capitalize interest during the period of construction.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Intangible and Other Assets, Net:
     ---------------------------------

     Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 14) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to ten years. Accumulated amortization as of January 31, 1999 and 1998 was $2,537 and $1,936, respectively.

     Goodwill, Net:
     --------------

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 10 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and future undiscounted cash flows. The Company believes that no impairment of goodwill existed at January 31, 1999. Accumulated amortization as of January 31, 1999 and 1998 was $2,388 and $1,851, respectively.

     Impairment of Assets:
     ---------------------

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

     Accrued Liabilities:
     --------------------

     Included in accrued liabilities as of January 31, 1999 and 1998 are $2,940 and $2,722 of accrued vacation and $1,678 and $2,345 of accrued bonus, respectively.

     Other Liabilities:
     ------------------

     The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $2,228 and $2,443 are included in other current liabilities and $6,730 and $5,793 are included in other liabilities as of January 31, 1999 and 1998, respectively.

     Environmental Matters:
     ----------------------

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

     Income Taxes:
     -------------

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

     Net Income Per Share:
     ---------------------

     Net income per common share for the years ended January 31, 1999, 1998 and 1997 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                                     January 31,
                                           --------------------------------

                                           1999          1998          1997
                                           ----          ----          ----

   Net income (A)....................     $24,080       $19,685       $14,937
   Weighted average
     shares of common stock
     outstanding (B)*................  12,365,183    12,221,370    12,517,108
   Assumed conversion of
     stock options, net of shares
     assumed reacquired*.............     470,679       410,454       361,222
                                       ----------    ----------    ----------
   Weighted average common
     shares  - assuming
     dilution (C)*...................  12,835,862    12,631,824    12,878,330
   Net income per common
     share (A/B)*....................       $1.95         $1.61         $1.19
   Net income per common
     share - assuming
     dilution (A/C)*.................       $1.88         $1.56         $1.16

* Share and per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     New Accounting Pronouncements Not Yet Adopted:
     ----------------------------------------------

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on Canadian and Mexican assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of this statement. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

2.   STOCK SPLIT

     On July 24, 1998 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend to stockholders of record on July 10, 1998. This transaction resulted in a transfer on the Company's balance sheet of $66 to common stock from additional paid-in-capital. The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect this transaction.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------

3.   INVENTORIES

     Inventories consisted of the following:
                                                        January 31,
                                                  -----------------------

                                                  1999               1998
                                                  ----               ----

      Raw materials.......................      $20,013            $17,099
      Work-in-progress ...................       10,785              9,990
      Finished goods......................       19,057             13,646
                                                 ------             ------
                                                $49,855            $40,735
                                                 ======             ======

     If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $1,154 and $1,902 higher than reported as of January 31, 1999 and 1998, respectively.


     4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, consisted of the following:

                                                       January 31,
                                                 ------------------------

                                                 1999                1998
                                                 ----                ----

      Land................................    $    487            $    487
      Buildings and improvements..........      22,507              19,214
      Furniture, fixtures and equipment...     102,099              92,146
      Construction in progress............       4,579               4,017
                                               -------             -------
                                               129,672             115,864
      Less:
            Accumulated depreciation......      67,284              58,806
                                               -------             -------
                                              $ 62,388            $ 57,058
                                               =======             =======

     For the years ended January 31, 1999, 1998 and 1997, depreciation charged to operations amounted to $10,137, $8,831 and $7,281; maintenance and repair costs expensed totaled $8,290, $7,399 and $6,268; and interest capitalized amounted to $211, $166 and $304, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


5.   LONG-TERM DEBT

     Long-term debt consisted of the following:
                                                               January 31,
                                                             ----------------
                                                             1999        1998
                                                             ----        ----

     Revolving  credit  facility ("Revolving  Credit");
     maximum commitment of $65,000 at January  31, 1999
     and 1998 bearing interest  at Prime  minus .50% or
     LIBOR  plus .52%  (effective rate  on  a  weighted
     average basis, 6.54% as  of  January 31, 1999  and
     6.20% as of January 31, 1998)........................  $  -       $ 8,000

     Pennsylvania    Economic   Development   Financing
     Authority  ("PEDFA") Taxable  Development  Revenue
     Bonds, 1991 Series B2,  supported  by a  letter of
     credit, bearing interest at a rate set on a weekly
     basis which approximates the commercial paper rate
     (effective rate on a weighted average basis, 5.47%
     as of January 31, 1999 and 5.60% as of January 31,
     1998), principal  payable in monthly  installments
     of $8 from December 1993 through November 1999 and
     of $108 from December 1999 through November 2000.....   1,384       1,484

     PEDFA  Economic Development  Revenue  Bonds,  1991
     Series  D6,  supported  by  a  letter  of  credit,
     bearing interest at a rate  set on a weekly  basis
     which approximates  the commercial  paper rate for
     high-grade tax-exempt borrowers (effective rate on
     a weighted  average basis, 3.86% as of January 31,
     1999 and 3.70% as of January 31, 1998),  principal
     payable  in   monthly  installments  of   $8  from
     December 1993  through November  1999  and  of $67
     from December 1999 through November 2000.............     883         983


         Capital lease obligations, bearing interest at
         10.5%............................................      15         121
                                                             -----      ------
                                                             2,282      10,588

            Less current portion                               532         321
                                                             -----      ------
                                                            $1,750     $10,267
                                                             =====      ======

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

     On January 30, 1998 the facility was amended and restated. During fiscal 1998 the related unamortized deferred debt acquisition costs were charged to expense. The bank group consisted of four institutions: NationsBank, First Union National Bank, Chase Manhattan Bank and PNC Bank. The facility was changed to an unsecured credit, the maturity was extended to February 1, 2001, and the pricing and certain covenants were modified.

     The Company had the right to use up to $8,000 of the availability under the Revolving Credit to provide for the issuance of letters of credit, including the letters of credit covering the $2,267 PEDFA loans (the "PEDFA L/C"), for the account of the Company. The aggregate value of the letters of credit outstanding was $4,711 and $4,922 at January 31, 1999 and 1998 respectively. The availability under the Revolving Credit was $60,289 and $52,078 at January 31, 1999 and 1998 respectively. A letter of credit fee of between 1% and 1.125% per annum on the aggregate face amount of any outstanding letters of credit was payable quarterly. A commitment fee of .125% per annum on the amount of remaining availability was payable quarterly.

     The interest rates were based on a financial coverage ratio. The available interest rates from January 30, 1998 through January 31, 1999 were in the following ranges: Prime minus .5% to Prime plus .5% or LIBOR plus .52% to LIBOR plus 1.55%. The available interest rates prior to January 30, 1998 were in the following ranges: Prime minus .4% to Prime plus .6% or LIBOR plus .6% to LIBOR plus 1.6%.

     The maximum aggregate amounts of loans outstanding under the Revolving Credit were $15,000, $26,765 and $28,915 during the years ended January 31, 1999, 1998 and 1997, respectively. For those years the outstanding loans (excluding the PEDFA L/C guarantees) under the Revolving Credit computed on a monthly basis averaged $6,941, $19,024 and $21,494 at a weighted average interest rate of 6.54%, 6.47% and 6.79%, respectively.

     The Revolving Credit was unsecured. The agreement contained certain restrictive covenants, including certain cash flow and financial ratio requirements and a restriction on capital expenditures. The agreement permitted payment of dividends on the Company's Common Stock so long as there was no default under the agreement.

     On March 1, 1999 the Revolving Credit was replaced by a new credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

     The PEDFA Bonds are subject to mandatory redemption upon the occurrence of certain events, including the termination of the corresponding PEDFA L/C. The tax exempt bonds are subject to mandatory redemption if they lose their tax exempt status.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


5.   LONG-TERM DEBT (continued)

     The Company was in compliance with its lending agreement covenants at January 31, 1999 and 1998, respectively.

     As of January 31, 1999, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five fiscal years is as follows:


                 2000 ........................   $  532
                 2001.........................    1,750
                 2002.........................        -
                 2003.........................        -
                 2004.........................        -
                 Thereafter...................        -
                                                  -----
                                                 $2,282



6.   STOCKHOLDERS' EQUITY

     (A)  Stock Option Plan:
     -----------------------

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

     At January 31, 1999, the Company had options outstanding under its Stock Option Plans. The 1996 Stock Option Plan was approved by the stockholders on July 25, 1996 and replaced the previous plan which expired on January 28, 1996. The 1998 Stock Option Plan was approved by the stockholders on June 30, 1998. New options can be granted under the 1996 Plan, which reserved 1,000,000 shares of Common Stock for such use (as adjusted for the Company's two-for-one stock split, effected in the form of a 100% stock dividend), or the 1998 Plan, which reserved 600,000 shares of Common Stock for such use (as adjusted for the Company's two-for-one stock split, effected in the form of a 100% stock dividend). Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant with a term of no more than ten years

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   STOCKHOLDERS' EQUITY (continued)

after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate with a term of no more than ten years and one day after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The majority of the stock options outstanding vest in equal annual installments over a three year period.

     A summary of stock option activity related to the Company's plans is as follows:

                                 Beginning     Granted    Exercised    Canceled     Ending
                                  Balance      During      During       During      Balance
                                Outstanding     Year       Year          Year      Outstanding  Exercisable
                                -----------    -------    ---------    --------    -----------  -----------
Year ended
  January 31, 1999
Number of shares..............   967,402      293,900      137,337        28,537    1,095,428      511,475
Weighted average option
  price per share.............    $12.79       $23.67        $8.76        $20.19       $16.02       $10.90

Year ended
  January 31, 1998*
Number of shares..............   863,000      283,050      133,946        44,702      967,402      396,342
Weighted average option
  price per share.............     $8.89       $22.52        $8.26        $12.66       $12.79        $6.50

Year ended
  January 31, 1997*
Number of shares..............   603,600      506,000      222,600        24,000      863,000      381,000
Weighted average option
  price per share.............     $5.10       $12.00        $5.33        $12.00        $8.89        $4.96

* Adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   STOCKHOLDERS' EQUITY (continued)

     There were 611,805 and 279,652 (as adjusted for the Company's two-for-one stock split effected in the form of a 100% stock dividend) shares available for future grants of options as of January 31, 1999 and 1998, respectively. The following table summarizes information about the stock options outstanding at January 31, 1999:


                                  Options Outstanding                        Options Exercisable
                      ----------------------------------------------      --------------------------
                                         Weighted-
                                          Average          Weighted-                       Weighted-
                                         Remaining          Average                         Average
    Range of             Number         Contractual         Exercise         Number        Exercise
 Exercise Prices      Outstanding           Life             Price        Exercisable        Price
 ---------------      -----------       -----------        ---------      -----------      ---------
$4.13 - $6.00            236,500         4.5 years           $ 5.27         236,500         $ 5.27
$12.00 - $17.25          337,628         7.8 years           $12.24         188,275         $12.05
$22.94 - $29.00          521,300         9.2 years           $23.35          86,700         $23.78
                       ---------                                            -------
$4.13 - $29.00         1,095,428         7.8 years           $16.02         511,475         $10.90
                       =========                                            =======


     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                         1999            1998            1997
                                         ----            ----            ----

Risk-free interest rate............      4.50%           6.44%           6.58%
Expected dividend yield............       .58%            .44%            .46%
Expected volatility factor.........      0.434           0.409           0.400
Weighted average expected life..... 5.00 years      5.28 years      6.00 years

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   STOCKHOLDERS' EQUITY (continued)


     If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                    1999       1998*     1997*
                                                    ----       -----     -----

    Net income - as reported..................... $24,080    $19,685    $14,937
    Net income - pro forma.......................  22,537     18,953     14,795
    Net income per common share - as reported....    1.95       1.61       1.19
    Net income per common share - pro forma......    1.82       1.55       1.18
    Net income per common share -
      assuming dilution - as reported............    1.88       1.56       1.16
    Net income per common share -
      assuming dilution - pro forma..............    1.76       1.50       1.15
    Weighted average fair value of options
      granted during the year....................    9.99       8.98       5.62

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


     (B) Grant of Options*
     ---------------------

     In May 1989, the Company granted options to purchase 220,000 shares of Common Stock to a certain executive for a term expiring April 30, 1994 at $3.02 per share. In June 1991, the agreement regarding these options was amended whereby certain vesting criteria were eliminated and the expiration date changed, so that these options vested on April 30, 1994 and would expire on April 30, 1996. During the year ended January 31, 1997 these options were exercised. The Company has recorded no compensation expense related to these options in the three years ended January 31, 1999.

* Share and per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   ----------


7.   INCOME TAXES

     The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                          January 31,
                                                 ------------------------------
                                                 1999         1998         1997
                                                 ----         ----         ----

     Currently payable:
              Federal.......................   $10,963      $11,579      $7,196
              Foreign.......................        97           59          94
              State.........................     1,932        1,853         960
              Foreign Sales Corporation.....       162          206         173
                                                ------       ------       -----
                                                13,154       13,697       8,423
                                                ------       ------       -----
     Deferred:
              Federal.......................       103       (2,039)       (285)
              State.........................      (103)        (299)        (17)
                                                ------       ------       -----
                                                   -         (2,338)       (302)
                                                ------       ------       -----
                                               $13,154      $11,359      $8,121
                                                ======       ======       =====

     The components of the deferred tax asset and liability as of January 31, 1999 and 1998 were as follows:

                                                          1999         1998*
                                                          ----         -----

Deferred tax asset:
     Vacation and compensation accruals...............  $ 2,964      $ 3,746
     Postretirement benefits..........................      740          741
     Warranty reserves................................    3,600        3,261
     Bad debt, inventory and return allowances........    2,497        2,306
     Environmental reserves...........................      541          570
     Pension obligation...............................      477         -
     Other accruals...................................    1,223        1,197
                                                         ------       ------
     Total deferred tax asset.........................   12,042       11,821
                                                         ------       ------

Deferred tax liability:
     Depreciation and amortization....................   (7,624)      (5,901)
     Pension obligation...............................      -           (306)
     Other............................................      -           (119)
                                                         ------       ------
     Total deferred tax liability.....................   (7,624)      (6,326)
                                                         ------       ------
     Net deferred tax asset...........................  $ 4,418      $ 5,495
                                                         ======       ======

*    Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   INCOME TAXES (continued)

     Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 1999, 1998 and 1997, respectively, are as follows:

                                                       January 31,
                                              -----------------------------
                                              1999        1998         1997
                                              ----        ----         ----

     U.S. statutory income tax............  $13,032     $10,865       $8,070
     Tax effect of foreign operations.....     (250)        (35)        (234)
     State tax, net of federal
       income tax benefit.................    1,153       1,010          613
     Research and development
       tax credit benefit.................     (373)        -            -
     Foreign sales corporation............     (304)       (388)        (325)
     Other................................     (104)        (93)          (3)
                                             ------      ------        -----
                                            $13,154     $11,359       $8,121
                                             ======      ======        =====


8.   COMMITMENTS AND CONTINGENCIES

     (A)  Operating Leases:
     ----------------------

     The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 1999, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:


                 Fiscal Year
                 -----------

                  2000........................      2,384
                  2001........................      1,888
                  2002........................      1,704
                  2003........................      1,501
                  2004........................      1,074
                  Thereafter..................      5,383
                                                   ------
                                                  $13,934
                                                   ======

     Total rent expense for all operating leases for the years ended January 31, 1999, 1998 and 1997 was $3,503, $3,319 and $3,289, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                     -------

8.   COMMITMENTS AND CONTINGENCIES (continued)

     (B)  Contingent Liabilities:
     ----------------------------

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

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company entered into an agreement with other potentially responsible parties ("PRPs") relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries ("NL"), facility in Pedricktown, New Jersey (the "NL Site"), which agreement provided for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The Company and the PRPs initiated remedial action at the site in 1998 and expect to complete the majority of the action by the end of 1999. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid during 1999. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli site through litigation against third parties and recalcitrant PRPs.

     The Company has responded to requests for information from the EPA or state environmental agencies with regard to four other Third Party Facilities, one in September 1991, one (the "Chicago Site") in October 1991, one (the "ILCO Site") in October 1993, and the fourth (the "M&J Site") in March 1999. Of the four sites, the Company has been identified as a PRP at the ILCO, Chicago, and M&J Sites only.

     On October 31, 1995 the Company received confirmation from the EPA that it is a de minimis PRP at the ILCO Site. In May 1998, the ILCO site was resolved with a payment of an immaterial amount which was less than the amount previously reserved.

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

     Sufficient information is not yet available for the M&J site to estimate the Company's allocable share of liability. However, based on the information currently available, the Company's liability exposure at this site appears to be limited and is not expected to have a material adverse effect on the Company.

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

     The Company is also aware of the existence of potential contamination at two of its properties which may require expenditures for further investigation and remediation. At the Company's Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to our acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site ultimately may bear some, as yet undetermined, share of the costs associated therewith.

     The Company's Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed and the full remediation report was submitted to the state on February 22, 1999. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's business, financial condition or results of operations.


     (C)  Purchase Commitments:
     --------------------------

     The Company has purchase commitments pertaining to the purchase of certain raw materials with various suppliers. These purchase commitments are not expected to exceed usage requirements.


9.   MAJOR CUSTOMER

     Lucent Technologies accounted for 13.1%, 13.5% and 4.0% of net sales for the years ended January 31, 1999, 1998 and 1997. AT&T accounted for 11.1% of net sales for the year ended January 31, 1997. Lucent Technologies was spun off from AT&T and became an operating entity on October 1, 1996. Had Lucent Technologies been an operating company for the full fiscal year, Lucent Technologies would have accounted for 12.0% of net sales and AT&T would have accounted for 3.1% of net sales for the year ended January 31, 1997.

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

     Debt (excluding capital lease obligations) - the carrying value of the Company's long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms, maturity and tax exempt status.

     The estimated fair values of the Company's financial instruments at January 31, 1999 and 1998 were as follows:

                                       1999                        1998
                               ---------------------     ----------------------
                               Carrying                  Carrying
                                Amount    Fair Value      Amount     Fair Value
                               --------   ----------     --------    ----------
Cash and cash equivalents ...   $5,003      $5,003        $ 1,167     $ 1,167
Debt (excluding capital
   lease obligations) .......    2,267       2,267         10,467      10,467

     The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

     On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.53% at January 31, 1999 and 1998. The swap expires on December 20, 2002.

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

     On June 24, 1997 the Company entered into a cross currency interest rate swap agreement with a notional amount of US $1,221. The swap agreement effectively exchanges US Dollar debt for Canadian Dollar debt and establishes floating interest rates equivalent to three months Canadian Bank Acceptances plus .18%. At January 31, 1998 the effective rate was 5.13%. This instrument matured on June 24, 1998.

     The Company had a foreign exchange contract on hand at January 31, 1998 hedging Mexican Peso requirements in the amount of $2,739. This contract expired on December 22, 1998.

     The Company had a foreign exchange contract on hand at January 31, 1999 hedging Canadian Dollar exposure in the amount of $1,297. This contract expires on April 29, 1999.

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


12.  RELATED PARTY TRANSACTIONS*

     In May 1989, the Company entered into an agreement with an executive providing for (i) the purchase of 120,000 shares of Common Stock at $2.75 a share, payable in cash in the amount of $.005 per share and an interest bearing note at 12.5% (6.0% per annum effective July 1, 1992) maturing April 30, 1998 (subject to acceleration under certain circumstances), and (ii) the grant of certain options (see Note 6). The note was repaid during the fiscal year ended January 31, 1996. The option was exercised on April 30, 1996. Under the terms of the Option Agreement, this executive paid the exercise price with an interest-free promissory note in the original principal amount of $664 that was collateralized by the shares received on exercise. The note matured on October 31, 1997 and was repaid. The Company loaned this executive $1,057 to pay the tax withholding on the exercise of such option, evidenced by a promissory note (the "Tax Note"), bearing interest at 5.33% per annum payable annually, and due on April 29, 1997, subject to extension until April 29, 1999 at the option of this executive. On April 28, 1997 this executive extended the Tax Note until April 29, 1999. The Tax Note was collateralized by 180,000 of the shares received on exercise of such option. The Company further agreed to make payments to the executive in an amount sufficient to reimburse the executive, on an after-tax basis, for all interest on the Tax Note incurred through the earlier of April 29, 1997 or the prepayment of the Tax Note. The Tax Note was repaid on April 29, 1998.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


12.  RELATED PARTY TRANSACTIONS* (continued)

     The consolidated statements of income for the years ended January 31, 1999, 1998 and 1997 include executive contract expenses of $0, $1 and $238, respectively.

* Share and per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.


13.  EMPLOYEE BENEFIT PLANS

     (A) The Company has various noncontributory defined benefit pension plans, which cover certain employees.

     The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions than those used for financial reporting purposes. Pension benefits for the Company's defined benefit plans are generally based on employees' years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)

     The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 1999 and 1998 and a statement of the funded status as of January 31, 1999 and 1998.

                                                     Pension Benefits          Other Benefits*
                                                     ----------------          ---------------
                                                       1999       1998         1999       1998
                                                       ----       ----         ----       ----

Change in benefit obligation:

    Benefit obligation at beginning of year......... $34,815    $29,688     $ 1,634    $ 1,475
        Service cost................................   1,575      1,176          65         59
        Interest cost...............................   2,392      2,246         105        109
        Actuarial loss/(gain).......................     198      3,221         (83)        81
        Benefits paid...............................  (1,660)    (1,516)       (164)       (90)
                                                      ------     ------      ------     ------
    Benefit obligation at end of year............... $37,320    $34,815     $ 1,557    $ 1,634
                                                      ======     ======      ======     ======

Change in plan assets:

    Fair value of plan assets at beginning of year.. $33,901    $29,014     $  -       $   -
        Actual return on plan assets................   3,126      5,438        -           -
        Employer contributions......................      15        965         164         90
        Benefits paid...............................  (1,660)    (1,516)       (164)       (90)
                                                      ------     ------      ------     ------
    Fair value of plan assets at end of year........ $35,382    $33,901     $  -       $   -
                                                      ======     ======      ======     ======

Reconciliation of funded status:

    Funded status .................................. $(1,938)   $  (914)    $(1,557)   $(1,634)
    Unrecognized actuarial loss/(gain)..............   1,820      1,832        (284)      (217)
    Unrecognized prior service cost.................      (2)        (2)        -          -
                                                      ------     ------      ------     ------
    (Accrued)/prepaid benefit cost at
        measurement date............................ $  (120)   $   916     $(1,841)   $(1,851)
    Contributions made after measurement date
        but before the end of the fiscal year.......      12        -           -          -
                                                      ------     ------      ------     ------
    (Accrued)/prepaid benefit cost at end of
        fiscal year................................. $  (108)   $   916     $(1,841)   $(1,851)
                                                      ======     ======      ======     ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)


                                                      Pension Benefits                Other Benefits*
                                                      ----------------                ---------------
                                                1999        1998        1997       1999     1998    1997
                                                ----        ----        ----       ----     ----    ----
Components of net periodic benefit cost:

    Service cost............................. $ 1,575    $ 1,176    $ 1,257      $  65    $  59     $ 58
    Interest cost............................   2,392      2,246      2,100        105      109      106
    Expected return on plan assets...........  (2,975)    (2,545)    (2,279)       -        -        -
    Recognized actuarial loss/(gain).........      59         53        144        (17)     (24)     (16)
                                                -----     ------      -----        ---      ---      ---
        Net periodic benefit cost............ $ 1,051    $   930    $ 1,222       $153     $144     $148
                                                =====     ======      =====        ===      ===      ===

Weighted-average assumptions
    as of December 31:

    Discount rate............................    7.00%      7.00%      7.80%      7.00%    7.00%    7.80%
    Expected long-term rate of
        return on plan assets................    9.00%      9.00%      9.00%        N/A      N/A      N/A
    Rate of compensation increase**..........    5.11%      5.11%      5.11%        N/A      N/A      N/A

* The Company contribution to the retiree medical plan is fixed so there is no medical trend rate assumption.
**   Only applies to the Pension Plan for Salaried Employees.

     (B) Certain salaried employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on specified percentages of employee contributions. The Company's cost was $859, $725 and $684 for the years ended January 31, 1999, 1998 and 1997, respectively.

     (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover a former executive and certain current executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $471 and $427 for the years ended January 31, 1999 and 1998, respectively.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------

14.  ACQUISITIONS (continued)


     The following unaudited pro forma financial information combines the consolidated results of operations as if both acquisitions had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles, interest expense on the acquisition debt, elimination of interest expense on debt not acquired, reduction of certain selling, general and administrative expenses and the related income tax effects.

                                                         January 31,
                                                            1997
                                                            ----

         Net sales...................................      $288,830
         Net income..................................      $ 14,683
         Net income per common share*................      $   1.17
         Net income per common share  -
          assuming dilution*.........................      $   1.14

* Per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend.

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above date, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired businesses did not maintain information on a period comparable with the Company's fiscal year-end.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


     15. QUARTERLY FINANCIAL DATA (unaudited)


     Quarterly financial data for the years ended January 31, 1999 and 1998 follow:

                                                    First         Second          Third         Fourth
                                                   Quarter        Quarter        Quarter        Quarter
                                                   -------        -------        -------        -------


         For the year ended January 31, 1999:

         Net sales.............................    $78,909         $80,073        $81,598       $73,386
         Gross profit..........................     20,688          21,739         23,855        19,888
         Operating income......................      9,141           9,590         10,498         8,342
         Net income............................      5,756           6,000          6,772         5,552
         Net income per common share*..........        .47             .49            .55           .45
         Net income per common share -
            assuming dilution*.................        .45             .47            .53           .43

         For the year ended January 31, 1998:

         Net sales.............................    $73,346         $75,375        $81,381       $77,952
         Gross profit..........................     18,983          19,474         20,656        22,061
         Operating income......................      7,652           7,738          8,822         9,019
         Net income............................      4,135           4,704          5,319         5,527
         Net income per common share*..........        .34             .39            .44           .45
         Net income per common share -
            assuming dilution*.................        .33             .37            .42           .43

*    Per share amounts have been adjusted to reflect the  Company's  two-for-one
     stock  split,  effected  in  the  form  of  100%  stock   dividend,   where
     appropriate.


16.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. In compliance with SFAS No. 131, the Company has identified the following three reportable segments and has restated prior years to conform with the fiscal 1999 presentation.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


16.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

     The Powercom Division manufactures and markets integrated reserve power systems and components for the standby power market which includes telecommunications, uninterruptible power supplies and utilities and controls. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Powercom Division also produces the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries.

     The Motive Power Division produces complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. These products are marketed to end users in a broad array of industries, dealers of fork- lift trucks and other material handling vehicles, and, to a lesser extent, original equipment manufacturers ("OEMs").

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems for large OEMs of telecommunications equipment, office products, computers and workstations. The Power Electronics Division also manufactures cellular phone battery chargers.

     Summarized financial information related to the Company's business segments for the years ended January 31, 1999, 1998 and 1997 is shown below:

                                                             Motive          Power
                                             Powercom         Power        Electronics
                                             Division        Division       Division        Consolidated
                                             --------        --------      -----------      ------------


Year ended January 31, 1999:

Net sales..................................   $174,938        $71,600         $67,428         $313,966
Operating income...........................    $29,989         $4,203          $3,379          $37,571

Year ended January 31, 1998:

Net sales..................................   $161,122        $69,004         $77,928         $308,054
Operating income...........................    $24,146         $4,210          $4,875          $33,231

Year ended January 31, 1997:

Net sales..................................   $147,933        $68,914         $70,060         $286,907
Operating income...........................    $15,075         $3,979          $5,392          $24,446

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


16.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

     Summarized financial information related to the geographic areas in which the Company operated at January 31, 1999, 1998 and 1997 and for each of the years then ended is shown below:

                                       United
                                       States    International  Consolidated
                                       ------    -------------  ------------
Year ended January 31, 1999:

Net sales...........................   $277,125     $36,841       $313,966
Long-lived assets...................    $73,604      $3,325        $76,929

Year ended January 31, 1998:

Net sales...........................   $272,232     $35,822       $308,054
Long-lived assets...................    $70,017      $3,081        $73,098

Year ended January 31, 1997:

Net sales...........................   $257,381     $29,526       $286,907
Long-lived assets...................    $67,745      $2,898        $70,643


17.  SUBSEQUENT EVENTS

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), including, without limitation, certain assets of Johnson Technology, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, a U.K. company and a wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The acquisition of an interest of the Specialty Battery Division in a joint venture in Shanghai, China, for approximately $15,000, plus the assumption of certain liabilities, is expected to be consummated in the near future, subject to certain third party consents. The joint venture manufactures, markets and distributes industrial and starting, lighting and ignition batteries.

     The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company intends to continue using the assets acquired in such business. The source of the funds for the acquisition was advances under a new credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders of C&D TECHNOLOGIES, INC.


Our audits of the consolidated financial statements of C&D TECHNOLOGIES, INC. and subsidiaries referred to in our report dated March 8, 1999 appearing in Item 14(a)(1) of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 8, 1999

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 1999, 1998 and 1997
                             (Dollars in thousands)




                                                    Additions    Additions                      Balance
                                    Balance at       Charged      Charged                          at
                                    Beginning       to Costs &     to Other                     End of
                                    of Period        Expenses    Accounts(a)   Deductions(b)    Period
                                    ----------     -----------   -----------   -------------    -------


Deducted From Assets

  Allowance for Doubtful Accounts:

Year ended January 31, 1999...........$1,701           $232        $   -             $298       $1,635
Year ended January 31, 1998........... 1,414            401            -              114        1,701
Year ended January 31, 1997........... 1,421            128           109             244        1,414



---------

(a)  Additions related to business acquisitions.
(b)  Amounts written-off, net of recoveries.