Form 10-Q
period 1999-04-30
C&D TECHNOLOGIES INC
filed 1999-06-14
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

YES X NO_____

Number of shares of the Registrant's  Common Stock  outstanding on June 4, 1999:
12,758,327

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 1999 and January 31, 1999...................      3

          Consolidated Statements of Income -
           Three Months Ended April 30, 1999 and 1998............      5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 1999 and 1998............      6

          Consolidated Statements of Comprehensive Income
           Three Months Ended April 30, 1999 and 1998............      8

          Notes to Consolidated Financial Statements.............      9

          Report of Independent Accountants......................     17

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     18

   PART II. OTHER INFORMATION ...................................     24

   SIGNATURES ...................................................     25

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                      April 30,     January 31,
                                                        1999           1999
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  9,930        $  5,003
      Accounts receivable, less allowance for
           doubtful accounts of $1,625 and
           $1,635, respectively.................        64,425          44,232
      Inventories...............................        60,173          49,855
      Deferred income taxes.....................         7,305           7,305
      Other current assets......................           960           2,318
                                                       -------         -------
                 Total current assets...........       142,793         108,713
Property, plant and equipment, net..............        90,117          62,388
Intangible and other assets, net................         4,072           4,393
Goodwill, net...................................        87,350          10,148
                                                       -------         -------
                 Total assets...................      $324,332        $185,642
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........      $  8,552        $    532
      Accounts payable..........................        33,660          23,997
      Accrued liabilities.......................        23,525          17,714
      Income taxes .............................           546            -
      Other current liabilities.................         3,621           2,782
                                                       -------         -------
                 Total current liabilities......        69,904          45,025

Deferred income taxes...........................         3,097           2,887
Long-term debt..................................       106,590           1,750
Other liabilities...............................        15,207          12,442
                                                       -------         -------
                 Total liabilities..............       194,798          62,104
                                                       -------         -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                       April 30,    January 31,
                                                         1999          1999
                                                         ----          ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 13,467,429 and
          13,368,719 shares issued,
          respectively ...........................          135            134
      Additional paid-in capital..................       44,585         43,429
      Treasury stock, at cost, 905,102 shares ....      (10,819)       (10,819)
      Accumulated other comprehensive loss........         (319)          (169)
      Retained earnings...........................       95,952         90,963
                                                        -------        -------
                 Total stockholders' equity.......      129,534        123,538
                                                        -------        -------
                 Total liabilities and
                   stockholders' equity...........     $324,332       $185,642
                                                        =======        =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                       (Unaudited)
                                                    Three months ended
                                                         April 30,
                                                  1999             1998
                                                  ----             ----

Net sales............................           $ 99,611         $ 78,909
Cost of sales........................             73,072           58,221
                                                 -------          -------
    Gross profit.....................             26,539           20,688
Selling, general and
    administrative expenses..........             14,369            9,512
Research and development
    expenses.........................              2,259            2,035
                                                 -------          -------
    Operating income.................              9,911            9,141
Interest expense, net................              1,439               30
Other expense, net...................                136               46
                                                 -------          -------
    Income before income taxes.......              8,336            9,065
Provision for income taxes...........              3,001            3,309
                                                 -------          -------
    Net income.......................           $  5,335         $  5,756
                                                 =======          =======
Net income per common share*.........           $    .43         $    .47
                                                 =======          =======
Net income per common share -
    assuming dilution*...............           $    .42         $    .45
                                                 =======          =======
Dividends per share*.................           $  .0275         $ .01375
                                                 =======          =======


     * Per share amounts have been adjusted to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate (see Footnote 2).



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             (Unaudited)
                                                          Three months ended
                                                               April 30,
                                                          1999         1998
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................    $  5,335     $  5,756
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............       4,881        3,058
          Deferred income taxes.....................         210         -
          Loss on disposal of assets................         111          157
          Changes in:
                Accounts receivable.................      (5,696)      (1,839)
                Inventories.........................         258       (1,723)
                Other current assets................         405         (162)
                Accounts payable....................       5,131       (1,597)
                Accrued liabilities.................       2,938          741
                Income taxes payable................       2,122          (85)
                Other current liabilities...........          39         (155)
                Other liabilities...................         790          596
          Other, net................................         114         -
                                                        --------     --------
Net cash provided by operating activities...........      16,638        4,747
                                                        --------     --------
Cash flows provided (used) by investing activities:
    Acquisition of business, net ...................    (121,465)        -
    Acquisition of property, plant and equipment....      (3,205)      (4,333)
    Proceeds from disposal of property, plant
       and equipment................................           1            4
                                                        --------     --------
Net cash used by investing activities...............    (124,669)      (4,329)
                                                        --------     --------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................      (2,554)        (578)
    Proceeds from new borrowings ...................     118,051         -
    Financing costs of long-term debt ..............      (2,749)        -
    Repayment of note receivable from stockholder...        -           1,057
    Proceeds from issuance of common stock, net.....         544          188
    Payment of common stock dividends...............        (343)        (169)
                                                        --------     --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                        Three months ended
                                                            April 30,
                                                        1999          1998
                                                        ----          ----

Net cash provided by financing activities.........    112,949           498
                                                     --------      --------
Effect of exchange rate changes on cash...........          9             5
                                                     --------      --------
Increase in cash and cash equivalents.............      4,927           921
Cash and cash equivalents at beginning
   of period......................................      5,003         1,167
                                                     --------      --------
Cash and cash equivalents at end of period........  $   9,930       $ 2,088
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired business
    Estimated fair value of assets acquired ......  $  53,714       $  -
    Goodwill and identifiable intangible assets...     77,973          -
    Cash paid, net of cash acquired ..............   (121,465)         -
                                                     --------      --------
    Liabilities assumed ..........................  $  10,222       $  -
                                                     ========      ========

Dividends declared but not paid ..................  $     346       $   169









        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                (Unaudited)
                                             Three months ended
                                                  April 30,
                                              1999         1998
                                              ----         ----
Net income ............................     $5,335        $5,756

Other comprehensive (loss) income,
   net of tax:
       Foreign currency
       translation adjustments ........       (150)           40
                                             -----         -----
Total comprehensive income.............     $5,185        $5,796
                                             =====         =====








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The January 31, 1999 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 1999 and the consolidated statements of income for the three months ended April 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended April 30, 1999 and 1998 and the consolidated statements of comprehensive income for the three months ended April 30, 1999 and 1998. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.


2.   STOCK SPLIT

     On July 24, 1998 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend to stockholders of record on July 10, 1998. This transaction resulted in a transfer on the Company's balance sheet of $66 to common stock from additional paid-in-capital. The accompanying financial statements, including all share and per share amounts, have been adjusted to reflect this transaction.


3.  ACQUISITION

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by the Company) including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The acquisition of an interest of the Specialty Battery Division in a joint venture in Shanghai, China, for approximately $15,000, plus the assumption of certain liabilities, is expected to be consummated in the near future, subject to certain third party consents. The joint venture manufactures, markets and distributes industrial and starting, lighting and ignition batteries.

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


3.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (excluding the interest in the joint venture in Shanghai, China which is expected to be consummated in the near future) had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt, working capital management fees which will not continue and the related income tax effects.

                                                  Three months
                                                 ended April 30,
                                             1999                1998
                                             ----                ----

     Net sales .........................   $107,359            $102,060
     Net income ........................   $  5,270            $  4,573
     Net income per common share .......   $   0.42            $   0.37
     Net income per common share -
          assuming dilution ............   $   0.41            $   0.36

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired business did not maintain information on a period comparable with the Company's fiscal year-end.


4.   INVENTORIES

     Inventories consisted of the following:
                                                    April 30,   January 31,
                                                      1999         1999
                                                      ----         ----

         Raw materials ...........................  $21,670      $20,013
         Work-in-progress ........................   12,546       10,785
         Finished goods ..........................   25,957       19,057
                                                     ------       ------
                                                    $60,173      $49,855
                                                     ======       ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                        1999         1998
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.2          3.5
     Foreign sales corporation ......................   (0.3)        (1.1)
     Tax effect of foreign operations ...............   (1.3)        (0.9)
     Research and development credit ................   (0.8)          -
     Other...........................................    0.2           -
                                                        ----         ----
                                                        36.0%        36.5%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per common share for the three months ended April 30, 1999 and 1998 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.

                                                 (Unaudited)
                                              Three months ended
                                                   April 30,
                                              1999           1998*
                                              ----           ----
Net income (A)....................            $5,335         $5,756
Weighted average shares
   of common stock
   outstanding (B)................        12,489,862     12,329,846
Assumed conversion of stock
   options, net of shares
   assumed reacquired.............           337,063        485,676
                                             -------        -------
Weighted average common
   shares - assuming
   dilution (C)...................        12,826,925     12,815,522
Net income per common
   share (A/B)....................             $0.43          $0.47
Net income per common
   share - assuming
   dilution (A/C).................             $0.42          $0.45

* Restated to reflect the Company's two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


7.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities there have been no material changes since January 31, 1999.

     Because the Company uses lead and other hazardous substances in its manufacturing processes, it is subject to numerous international, federal, state and local laws and regulations that are designed to protect the environment and employee health and safety.

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

7.   CONTINGENT LIABILITIES (continued)

     In fiscal 1993 in accordance with an EPA order, a group comprised of the Company and 30 other parties commenced work on the cleanup of a portion of the NL Site based on a specified remedial approach which was completed during fiscal 1999. The Company did not incur costs in excess of the amount previously reserved.

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

     Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated costs of the remediation approach negotiated with the EPA). Sufficient information is not available to

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

7.   CONTINGENT LIABILITIES (continued)

determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved, the majority of which is expected to be paid over the next two to five years.

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

     The Company, together with JCI, is conducting an assessment and remediation of contamination at the newly acquired Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2000. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the assessment and remediation, with a cap of $1,750, (ii) any environmental liabilities at the facility which are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the facility to locations other than the facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities.

     Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on Company's business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


8.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In May 1999, the FASB delayed the effective date of this statement by one year to fiscal years beginning after June 15, 2000. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on a portion of the Company's foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of this statement. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.


9.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.08 per share after-tax, primarily relating to the restructuring of the Power Electronics Division. The restructuring includes the closing of the Company's Costa Mesa, California power supply production facility. These production activities will be transferred to the Company's existing facilities in Tucson, Arizona and Nogales, Mexico. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the three months ended April 30, 1999. The $1,627 restructuring charge relates to severance, inventory and property, plant and equipment write downs, and other related costs. Of this amount $376 is included as a reduction of inventory and the remainder is included in accrued liabilities as of April 30, 1999.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


10.  OPERATIONS BY INDUSTRY SEGMENT

     The Company has identified the following four reportable business segments:

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

     The  Dynasty  Division   manufactures  and  markets  industrial   batteries
primarily for the uninterruptible power supply, telecommunications and broadband cable markets.

     The Motive Power Division manufactures complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. These products are marketed to end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles, and, to a lesser extent, original equipment manufacturers ("OEMs").

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems for large OEMs of telecommunications equipment, office products, computers and workstations. The Power Electronics Division also manufactures cellular phone battery chargers.

     Summarized financial information related to the Company's business segments for the three months ended April 30, 1999 and 1998 is shown below:

                                                                          Motive          Power
                                             Powercom     Dynasty         Power        Electronics
                                             Division     Division       Division       Division        Consolidated
                                             --------     --------       --------      -----------      ------------


Three months ended April 30, 1999:

Net sales..................................   $49,868      $17,376        $18,977         $13,390         $99,611
Operating income...........................    $8,343       $3,162           $788         $(2,382)         $9,911

Three months ended April 30, 1998:

Net sales..................................   $40,468      $   -          $17,195         $21,246         $78,909
Operating income...........................    $6,047      $   -           $1,031          $2,063          $9,141

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We have reviewed the accompanying consolidated balance sheet of C&D TECHNOLOGIES, INC. and Subsidiaries ("the Company") as of April 30, 1999 and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 1999 and 1998, and the related consolidated statements of cash flows for the three-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards the consolidated balance sheet as of January 31, 1999 and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated March 8, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1999, is fairly presented in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
May 27, 1999

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Effective March 1, 1999, C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, "we", "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by C&D), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, we expect to consummate the acquisition of an interest of the Specialty Battery Division in a joint venture in Shanghai, China in the near future, subject to certain third party consents. The joint venture manufactures, markets and distributes industrial and starting, lighting and ignition batteries.

     Net sales for the fiscal 2000 first quarter increased $20,702,000 or 26 percent compared to the equivalent quarter of the prior year. This increase was primarily the result of $17,376,000 of net sales recorded by the recently acquired Dynasty Division, coupled with higher Powercom and Motive Power Divisional net sales, up $9,400,000 and $1,782,000, respectively, partially offset by a $7,856,000 decrease in net sales by the Power Electronics Division. The Powercom net sales increase of 23 percent in the first quarter of fiscal 2000 over the same quarter of the prior year was mainly due to higher sales to the telecommunications markets. Power Electronics net sales decreased 37 percent during the first quarter of fiscal 2000 versus the comparable period of the prior year, primarily as a result of lower sales of cellular phone battery chargers to the telecommunications market, as well as lower sales to non-telecommunications related markets. The Company expects the lower sales volumes of cellular phone battery chargers to continue at least into the third quarter of fiscal 2000.

     Gross profit for the first quarter of fiscal 2000 increased $5,851,000 or 28 percent to $26,539,000 from $20,688,000 in the fist quarter of fiscal 1999, resulting in a gross margin of 26.6 percent versus 26.2 percent in the first quarter of the prior year. The increase in gross profit was primarily due to the gross profit generated by the Dynasty Division as well as increased gross profits related to the higher sales volumes provided by the Powercom and Motive Power Divisions during the first quarter of fiscal 2000 as compared to the first quarter of the prior year. These increases in gross profits were partially offset by lower gross profit generated by the Power Electronics Division as a result of lower sales volume during the first quarter of fiscal 2000 versus the same period of the prior year. During the first quarter of fiscal 2000, we incurred a $1,627,000 pre-tax charge (or eight cents per share after-tax), primarily related to the restructuring of the Power Electronics Division. The restructuring charge included $376,000 related to inventory obsolescence that was charged to cost of sales. The balance of the restructuring charge, or $1,251,000, was charged to selling, general and administrative expenses.

     Selling, general and administrative expenses for the first quarter of fiscal 2000 increased $4,857,000 or 51 percent over the comparable period of the prior year. This increase was primarily due to selling, general and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


administrative expenses (including amortization of intangibles and goodwill) related to the recent acquisition of the Dynasty Division, the aforementioned $1,251,000 restructuring charge, and higher fixed and variable selling expenses related to the Powercom and Motive Power Divisions. The increase in Motive Power Divisional fixed selling expenses during the first quarter of fiscal 2000 includes costs associated with sales branches added in the last half of fiscal 1999 which have not yet met anticipated sales levels.

     Research and development expenses increased $224,000 in the first quarter of fiscal 2000 versus the same quarter of the prior year primarily as a result of research and development costs incurred by the recently acquired Dynasty Division. Research and development expenses as a percent of sales decreased slightly from 2.6 percent in the first quarter of fiscal 1999 to 2.3 percent in the first quarter of fiscal 2000.

     Operating income increased $770,000 (after the aforementioned $1,627,000 restructuring charge) to $9,911,000 in the first quarter of fiscal 2000 compared to $9,141,000 in the first quarter of fiscal 1999 as a result of operating income generated by the recently acquired Dynasty Division, coupled with higher Powercom Divisional operating income. These increases in operating income were partially offset by lower Motive Power Divisional operating income during the first quarter of fiscal 2000 and an operating loss incurred by the Power Electronics Division in the current quarter versus operating income in the first quarter of fiscal 1999. We expect our Power Electronics Division to incur an operating loss in the second quarter of fiscal 2000.

     Interest expense, net, increased $1,409,000 from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 due to higher debt balances outstanding used to finance the recent acquisition of the Dynasty Division.

     Income tax expense decreased $308,000 primarily as a result of lower income before income taxes during the first quarter of fiscal 2000 versus the same quarter of the prior year.

     As a result of the above, net income decreased $421,000 from the first quarter of fiscal 1999 to $5,335,000 or 43 cents per common share - basic and 42 cents per common share - assuming dilution.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $11,891,000 or 250 percent to $16,638,000 for the first quarter of fiscal 2000 compared to $4,747,000 for the same quarter of the prior year. This increase was primarily due to an increase in accounts payable in the first quarter of fiscal 2000 compared to a decrease in the prior year. The increase in accounts payable during the first quarter of fiscal 2000 is mainly due to the timing of payments

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


to JCI related to services performed under a transition services agreement associated with the recent acquisition of the Dynasty Division. Also contributing to increased net cash provided by operating activities was an increase in income taxes payable during the first quarter of fiscal 2000 versus a slight decrease in the same quarter of the prior year due to timing of tax payments. In addition, net cash provided by operating activities increased as a result of a greater increase in accrued liabilities during the first quarter of fiscal 2000 versus the comparable period of the prior year, primarily due to accruals related to the aforementioned restructuring reserve and accrued interest associated with the higher debt levels. These changes resulting in higher net cash provided by operating activities, were partially offset by a larger increase in accounts receivable during the current first quarter compared to the first quarter of fiscal 1999 due to higher sales volumes.

     Net cash used by investing activities totaling $124,669,000 in the first quarter of fiscal 2000 includes our purchase of the Specialty Battery Division of JCI (subsequently re-named the Dynasty Division by C&D).

     Net cash provided by financing activities was $112,949,000 for the first quarter of fiscal 2000 versus $498,000 in the prior year's first quarter. The proceeds from new borrowings in the current year's first quarter were used primarily for the funding of the acquisition of the Dynasty Division.

     On March 1, 1999 we entered into a credit agreement in which the lenders named therein, and Nationsbank, N.A. as administrative agent, provided a $220,000,000 credit facility consisting of a term loan in the amount of $100,000,000 and a revolving loan not to exceed $120,000,000. The funds borrowed under this credit agreement were used to finance the acquisition of the Specialty Battery Division of JCI, to refinance existing debt and to finance working capital and certain other expenditures. Our availability under the current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first quarter of fiscal 2000 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2000 capital expenditures are expected to be approximately $20,000,000 for similar purposes.


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

     o information technology systems (consisting of computer hardware and software related to our business systems as well as our engineering and test equipment);
     o non-information technology systems (including embedded technology such as microcontrollers, which are typically found in such things as telephone systems, security systems, fax machines, etc.);
     o    products sold to customers; and
     o    third party issues (including significant suppliers and customers).

     Our Year 2000 Readiness Plan generally includes the following phases for each of the four areas noted above:

     o    identification and risk assessment;
     o    development and implementation of a remediation plan;
     o    acceptance testing; and
     o    contingency planning for high risk critical areas.

     We  have  identified  certain   deficiencies  related  to  our  information
technology   systems  and  have  addressed   them  through   upgrades  or  other
remediation. We have two main computer systems that are utilized to run our business systems. Year 2000 remediation work on our business systems that run on our computers located in Blue Bell, Pennsylvania and Tucson, Arizona have been completed and these business systems are now Year 2000 compliant.

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

     Based upon our current estimates, total costs associated with our Year 2000 compliance are expected to be immaterial. The majority of these costs were incurred in fiscal 1999 and include third party consultants and programmers,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


remediation of existing software, and replacement or remediation of embedded chips. Such costs do not include internal management time, which is not expected to be material to our results of operations or financial condition.

     We believe that our most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which we have no direct involvement) that negatively impact our raw material supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, we are considering contingency plans to limit, to the extent possible, the financial impact of these failures on our results of operations. Any such plans would necessarily be limited to matters which we can reasonably control.

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


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In May 1999, the FASB delayed the effective date of this statement by one year to fiscal years beginning after June 15, 2000. We currently use derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of our floating rate debt and the exchange rate on a portion of our foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. We are currently evaluating the financial impact of adoption of this statement. We believe that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


FORWARD LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by C&D in this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Lease Agreement dated February 15, 1994 by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D) (filed herewith).

          10.2 C&D TECHNOLOGIES, INC. Incentive Compensation Plan (filed here-with).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:

               C&D has filed with the Securities and Exchange Commission during the quarter ended April 30, 1999 a Current Report on Form 8-K dated March 1, 1999 (as amended by a Form 8-K/A filed May 14, 1999) reporting under Item 2 that C&D had acquired substantially all of the assets of the Specialty Battery Division of JCI, including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. The acquisition of an interest of the Specialty Battery Division in a joint venture in Shanghai, China, is expected to be consummated in the near future, subject to certain third party consents. Additionally, we reported under Item 5 a credit agreement entered into among C&D, the lenders named therein and NationsBank, N.A. as administrative agent. The 8-K/A filed May 14, 1999 contains historical financial statements and pro forma financial information of the acquired business, including the joint venture in Shanghai, China.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 June 11, 1999                            BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                  Wade H. Roberts, Jr.
                                                President, Chief Executive
                                                  Officer and Director
                                                (Principal Executive Officer)




 June 11, 1999                            BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                Vice President Finance
                                                (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Lease Agreement dated February 15, 1994 by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D).

          10.2 C&D TECHNOLOGIES, INC. Incentive Compensation Plan.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.