Form 10-Q
period 1999-07-31
C&D TECHNOLOGIES INC
filed 1999-09-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 3, 1999: 12,835,376

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 1999 and January 31, 1999....................      3

          Consolidated Statements of Income -
           Three and Six Months Ended July 31, 1999 and 1998.....      5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 1999 and 1998...............      6

          Consolidated Statements of Comprehensive Income
           Three and Six Months Ended July 31, 1999 and 1998.....      8

          Notes to Consolidated Financial Statements.............      9

          Report of Independent Accountants......................     18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     19

   PART II. OTHER INFORMATION ...................................     25

   SIGNATURES ...................................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                      July 31,      January 31,
                                                        1999           1999
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  4,225        $  5,003
      Accounts receivable, less allowance for
           doubtful accounts of $1,089 and
           $1,635, respectively.................        69,900          44,232
      Inventories...............................        59,498          49,855
      Deferred income taxes.....................         7,305           7,305
      Other current assets......................         4,748           2,318
                                                       -------         -------
                 Total current assets...........       145,676         108,713
Property, plant and equipment, net..............        89,202          62,388
Intangible and other assets, net................         3,845           4,393
Goodwill, net...................................        86,705          10,148
                                                       -------         -------
                 Total assets...................      $325,428        $185,642
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.........      $ 10,240        $    532
      Accounts payable..........................        33,888          23,997
      Accrued liabilities.......................        23,237          17,714
      Other current liabilities.................         3,686           2,782
                                                       -------         -------
                 Total current liabilities......        71,051          45,025

Deferred income taxes...........................         3,310           2,887
Long-term debt..................................        94,715           1,750
Other liabilities...............................        16,384          12,442
                                                       -------         -------
                 Total liabilities..............       185,460          62,104
                                                       -------         -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                       July 31,     January 31,
                                                         1999          1999
                                                         ----          ----
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 13,695,654 and
          13,368,719 shares issued,
          respectively ...........................         137             134
      Additional paid-in capital..................      48,400          43,429
      Treasury stock, at cost, 905,102 shares ....     (10,819)        (10,819)
      Accumulated other comprehensive loss........        (396)           (169)
      Retained earnings...........................     102,646          90,963
                                                       -------         -------
                 Total stockholders' equity.......     139,968         123,538
                                                       -------         -------
                 Total liabilities and
                   stockholders' equity...........    $325,428        $185,642
                                                       =======         =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                 Six months ended
                                                         July 31,                         July  31,
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----

Net sales............................           $111,819         $ 80,073         $211,430         $158,982
Cost of sales........................             82,126           58,334          155,198          116,555
                                                 -------          -------          -------          -------
    Gross profit.....................             29,693           21,739           56,232           42,427
Selling, general and
    administrative expenses..........             14,450           10,123           28,819           19,635
Research and development
    expenses.........................              2,227            2,026            4,486            4,061
                                                 -------          -------          -------          -------
    Operating income.................             13,016            9,590           22,927           18,731
Interest expense, net................              1,936               46            3,375               76
Other expense, net...................                 72               96              208              142
                                                 -------          -------          -------          -------
    Income before income taxes.......             11,008            9,448           19,344           18,513
Provision for income taxes...........              3,963            3,448            6,964            6,757
                                                 -------          -------          -------          -------
    Net income.......................           $  7,045         $  6,000         $ 12,380         $ 11,756
                                                 =======          =======          =======          =======
Net income per common share .........           $    .55         $    .49         $    .98         $    .95
                                                 =======          =======          =======          =======
Net income per common share -
    assuming dilution ...............           $    .54         $    .47         $    .96         $    .92
                                                 =======          =======          =======          =======
Dividends per share .................           $  .0275         $ .01375         $   .055         $  .0275
                                                 =======          =======          =======          =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Six months ended
                                                              July 31,
                                                          1999         1998
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................   $  12,380    $  11,756
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.............      10,398        5,946
          Deferred income taxes.....................         423          121
          Loss on disposal of assets................         160          184
          Changes in:
                Accounts receivable.................     (11,297)        (431)
                Inventories.........................         872       (4,260)
                Other current assets................         130         (336)
                Accounts payable....................       5,103        2,255
                Accrued liabilities.................       2,980          130
                Income taxes........................        (561)      (3,095)
                Other current liabilities...........         104         (354)
                Other liabilities...................       1,968        1,049
          Other, net................................         293          269
                                                        --------     --------
Net cash provided by operating activities...........      22,953       13,234
                                                        --------     --------
Cash flows provided (used) by investing activities:
    Acquisition of business, net ...................    (121,465)        -
    Acquisition of property, plant and equipment....      (6,455)      (8,578)
    Proceeds from disposal of property, plant
       and equipment................................          22           31
                                                        --------     --------
Net cash used by investing activities...............    (127,898)      (8,547)
                                                        --------     --------
Cash flows provided (used) by financing activities:
    Repayment of long-term debt.....................      (5,116)      (5,064)
    Proceeds from new borrowings ...................     110,253         -
    Financing costs of long-term debt ..............      (2,749)        -
    Repayment of note receivable from stockholder...        -           1,057
    Proceeds from issuance of common stock, net.....       2,834          332
    Payment of common stock dividends...............      (1,040)        (509)
                                                        --------     --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                          (Unaudited)
                                                        Six months ended
                                                            July 31,
                                                        1999         1998
                                                        ----         ----

Net cash provided (used)
   by financing activities........................    104,182        (4,184)
                                                     --------      --------
Effect of exchange rate changes on cash...........        (15)          (13)
                                                     --------      --------
(Decrease) increase in cash
   and cash equivalents...........................       (778)          490
Cash and cash equivalents at beginning
   of period......................................      5,003         1,167
                                                     --------      --------
Cash and cash equivalents at end of period........  $   4,225     $   1,657
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired business
    Estimated fair value of assets acquired ......  $  53,677     $    -
    Goodwill and identifiable intangible assets...     78,452          -
    Cash paid, net of cash acquired ..............   (121,465)         -
                                                     --------      --------
    Liabilities assumed ..........................  $  10,664     $    -
                                                     ========      ========











        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                           (Unaudited)            (Unaudited)
                                        Three months ended     Six months ended
                                             July 31,              July 31,
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----
Net income ..........................   $7,045     $6,000    $12,380    $11,756

Other comprehensive (loss) income,
   net of tax:
       Foreign currency
       translation adjustments ......      (77)        (8)      (227)        33
                                         -----      -----      -----      -----
Total comprehensive income...........   $6,968     $5,992    $12,153    $11,789
                                         =====      =====     ======     ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The January 31, 1999 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 1999 and the consolidated statements of income for the three and six months ended July 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended July 31, 1999 and 1998 and the consolidated statements of comprehensive income for the three and six months ended July 31, 1999 and 1998. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.


2.  ACQUISITION

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by the Company) including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000 plus additional acquisition related costs, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company intends to continue using the assets acquired in such business. The source of the funds for the acquisition was advances under a new credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

     On August 2, 1999 the Company completed the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI for $15,000 in cash and the assumption of approximately $6,100 in debt denominated in Chinese currency (the Renminbi). The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries. The Company intends to continue the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's existing revolving credit facility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


2.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (excluding the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt, working capital management fees which will not continue and the related income tax effects.

                                                   Six months
                                                  ended July 31,
                                             1999                1998
                                             ----                ----

     Net sales .........................   $219,178            $204,006
     Net income ........................   $ 12,315            $  9,922
     Net income per common share .......   $   0.98            $   0.80
     Net income per common share -
          assuming dilution ............   $   0.95            $   0.77

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


3.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,   January 31,
                                                      1999         1999
                                                      ----         ----

         Raw materials ...........................  $23,566      $20,013
         Work-in-progress ........................   13,052       10,785
         Finished goods ..........................   22,880       19,057
                                                     ------       ------
                                                    $59,498      $49,855
                                                     ======       ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        1999         1998
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.2          3.0
     Foreign sales corporation ......................   (0.6)        (1.0)
     Tax effect of foreign operations ...............   (0.3)        (0.6)
     Research and development credit and
        reduction of taxes provided in prior years...   (1.6)          -
     Other...........................................    0.3          0.1
                                                        ----         ----
                                                        36.0%        36.5%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and six months ended July 31, 1999 and 1998 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.

                                      Three months ended                Six months ended
                                            July 31,                        July 31,
                                      1999           1998             1999          1998
                                      ----           ----             ----          ----

Net income (A).................       $7,045         $6,000           $12,380       $11,756
Weighted average shares
   of common stock
   outstanding (B).............   12,724,922     12,346,404        12,609,340    12,338,273
Assumed conversion of stock
   options, net of shares
   assumed reacquired..........      276,904        509,460           306,985       497,571
                                     -------        -------           -------       -------
Weighted average common
   shares - assuming
   dilution (C)................   13,001,826     12,855,864        12,916,325    12,835,844
Net income per common
   share (A/B).................        $0.55          $0.49             $0.98         $0.95
Net income per common
   share - assuming
   dilution (A/C)..............        $0.54          $0.47             $0.96         $0.92

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


8.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.08 per share after-tax, primarily relating to the restructuring of the Power Electronics Division. The restructuring includes the closing of the Company's Costa Mesa, California power supply production facility. These production activities were transferred to the Company's existing facilities in Tucson, Arizona and Nogales, Mexico during the second quarter of Fiscal 2000. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the six months ended July 31, 1999. The $1,627 restructuring charge relates to severance, inventory and property, plant and equipment write downs, and other related costs. Of this amount $376 was included as a reduction of inventory and the remainder was included in accrued liabilities as of April 30, 1999.

     The Company has ceased production at its Costa Mesa, California production facility in the second quarter of fiscal 2000. During the second quarter of the current year, the Company has utilized $376 of the inventory reduction and $272 of the charges included in accrued liabilities. At July 31, 1999, the Company's restructuring accrual amounted to $979, which consisted primarily of unpaid severance and property, plant and equipment which has not yet been disposed.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.  OPERATIONS BY INDUSTRY SEGMENT

     The Company has identified the following four reportable business segments:

     The Powercom Division manufactures and markets integrated reserve power systems and components for the standby power market which includes telecommunications, uninterruptible power supplies and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Powercom Division also produces the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries.

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

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems including DC to DC converters, for large OEMs of telecommunications equipment, office products, computers and workstations. The Power Electronics Division also manufactures cellular phone battery chargers.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 1999 and 1998 is shown below:

                                                                          Motive          Power
                                             Powercom     Dynasty         Power        Electronics
                                             Division     Division       Division       Division        Consolidated
                                             --------     --------       --------      -----------      ------------


Three months ended July 31, 1999:

Net sales .................................    $53,860     $25,818        $17,512         $14,629         $111,819
Operating income (loss)....................     $9,444      $3,674           $244           $(346)         $13,016

Three months ended July 31, 1998:

Net sales .................................    $43,401      $ -           $18,285         $18,387          $80,073
Operating income ..........................     $6,555      $ -            $1,418          $1,617           $9,590



Six months ended July 31, 1999:

Net sales..................................   $103,728     $43,194        $36,489         $28,019         $211,430
Operating income (loss)....................    $17,787      $6,836         $1,032         $(2,728)         $22,927

Six months ended July 31, 1998:

Net sales..................................    $83,869      $ -           $35,480         $39,633         $158,982
Operating income...........................    $12,602      $ -            $2,449          $3,680          $18,731

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We have reviewed the accompanying consolidated balance sheet of C&D TECHNOLOGIES, INC. and Subsidiaries ("the Company") as of July 31, 1999 and the related consolidated statements of income and comprehensive income for each of the three and six month periods ended July 31, 1999 and 1998, and the related consolidated statements of cash flows for the six month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 26, 1999

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of fiscal 2000 and the six months ended July 31, 1999. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Effective March 1, 1999, C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, "we", "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by C&D), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of Johnson Controls (U.K.) Limited. In addition, on August 2, 1999 we completed the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI. The joint venture manufactures, markets and distributes industrial and starting, lighting and ignition batteries, the latter products for the Chinese market only.

     Net sales increased $31,746 or 40 percent for the quarter and $52,448 or 33 percent for the six-month period. The increase in sales during the quarter was primarily the result of $25,818 of sales recorded by the recently acquired Dynasty Division, coupled with higher Powercom Divisional sales which increased $10,459 or 24 percent, mainly due to higher sales to the telecommunications markets. These sales increases were partially offset by a $3,758 or 20 percent decline in Power Electronics Divisional sales during the quarter as a result of lower sales of cellular phone battery chargers and custom power supplies, partially offset by higher DC to DC converter sales. In addition, sales by the Motive Power Division decreased $773 or four percent during the quarter, principally as a result of lower volumes. The increase in sales for the six-month period was primarily the result of $43,194 of sales recorded by the recently acquired Dynasty Division, coupled with higher sales by the Powercom and Motive Power Divisions, partially offset by lower Power Electronics Divisional sales. Sales by the Powercom Division increased $19,859 or 24 percent during the six-month period primarily due to higher sales to the telecommunications markets, partially offset by weaker international sales. Motive Power Divisional sales for the six-month period increased $1,009 or three percent. The decrease in Power Electronics Divisional sales of $11,614 or 29 percent during the six-month period was due to lower sales of cellular phone battery chargers and custom power supplies, partially offset by higher DC to DC converter sales.

     Gross profit for the quarter increased $7,954 or 37 percent to $29,693 from $21,739 in the second quarter of fiscal 1999, resulting in a slight decline in gross margin from 27.1 percent in the second quarter of fiscal 1999 to 26.6 percent for the second quarter of the current year. The increase in gross profit during the quarter was primarily due to the gross profit generated by the Dynasty Division as well as increased gross profits related to the higher sales volumes provided by the Powercom Division. These increases in gross profits were partially offset by lower gross profits from the Power Electronics Division, mainly as a result of the lower sales volumes during the quarter, and lower gross profits from the Motive Power Division as a result of lower sales and plant inefficiencies. Gross profit for the six-month period increased $13,805 or

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

33 percent to $56,232 from $42,427 in the first half of the prior year, resulting in a slight decline in gross margin from 26.7 percent in the first six months of fiscal 1999 to 26.6 percent for the comparable period of the current year. The increase in gross profit during the six-month period was primarily due to the gross profit generated by the Dynasty Division as well as increased gross profits related to the higher sales volumes provided by the Powercom Division.
Gross profit of the Motive Power Division was up slightly for the six-month period. These increases in gross profits were partially offset by lower gross profits from the Power Electronics Division, mainly as a result of the lower sales volumes during the six-month period. During the first quarter of fiscal 2000, we incurred a $1,627 pre-tax charge (or eight cents per share after-tax), primarily related to the restructuring of the Power Electronics Division. The restructuring charge included $376 related to inventory obsolescence that was charged to cost of sales. The balance of the restructuring charge, or $1,251, was charged to selling, general and administrative expenses.

     Selling, general and administrative expenses for the quarter increased $4,327 or 43 percent over the comparable period of the prior year. This increase during the quarter was primarily due to selling, general and administrative expenses (including amortization of goodwill) related to the recent acquisition of the Dynasty Division, higher general and administrative costs associated with the resolution of legal disputes, and higher selling expenses related to the Powercom and Motive Power Divisions. These increases were partially offset by lower selling expenses by the Power Electronics Division during the quarter. The increase in Motive Power Divisional selling expenses during the quarter includes higher warranty costs and higher costs associated with sales branches added in the last half of fiscal 1999 which have not yet met anticipated sales levels. Selling, general and administrative expenses for the six-month period increased $9,184 or 47 percent over the same period of the prior year. This increase during the six-month period was primarily due to selling, general and administrative expenses (including amortization of goodwill) related to the recent acquisition of the Dynasty Division, the aforementioned $1,251 restructuring charge, higher general and administrative costs associated with the resolution of legal disputes, and higher selling expenses related to the Powercom and Motive Power Divisions. These increases were partially offset by lower selling expenses by the Power Electronics Division during the six-month period. The increase in Motive Power Divisional selling expenses during the six-month period includes higher warranty costs and higher costs associated with sales branches added in the last half of fiscal 1999 which have not yet met anticipated sales levels.

     Research and development expenses increased $201 in the quarter and $425 for the six-month period, primarily as a result of research and development costs incurred by the recently acquired Dynasty Division, higher research and development expenses related to the Powercom and Motive Power Divisions, partially offset by lower research and development expense incurred by the Power Electronics Division.

     Operating income for the quarter increased $3,426 or 36 percent to $13,016, and for the six-month period increased $4,196 or 22 percent (after the aforementioned $1,627 restructuring reserve) to $22,927, primarily as a result of operating income generated by the recently acquired Dynasty Division, coupled with higher Powercom Divisional operating income. These increases in operating income for the quarter and six-month period were partially offset by lower Motive Power Divisional operating income and operating losses incurred by the Power Electronics Division during the current year versus the comparable periods of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     Interest expense, net, increased $1,890 for the quarter and $3,299 for the six-month period primarily due to higher debt balances outstanding used to finance the recent acquisition of the Dynasty Division.

     Income tax expense for the quarter and six-month period increased $515 and $207, respectively, primarily as a result of higher income before income taxes.

     As a result of the above, net income increased $1,045 for the quarter to $7,045 or 55 cents per common share - basic and 54 cents per common share - assuming dilution. For the six-month period, net income increased $624 to $12,380 or 98 cents per common share - basic and 96 cents per common share - assuming dilution.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $9,719 or 73 percent to $22,953 for the six-month period ended July 31, 1999 compared to $13,234 for the same period of the prior year. The increase in net cash provided by operating activities during the six-month period was primarily due to: (a) an increase in depreciation and amortization (principally associated with the March 1, 1999 acquisition of the Dynasty Division); (b) a decrease in inventory during the first half of the current year versus an increase in the comparable period of the prior year; (c) a larger increase in accounts payable (due to timing of payments, including the timing of payments to JCI related to services performed under a transition services agreement associated with the aforementioned acquisition of the Dynasty Division); (d) a larger increase in accrued liabilities (due to timing of payments, including increased accruals related to the aforementioned restructuring reserve and accrued interest associated with the higher debt levels); and (e) timing of income tax payments during the first six months of fiscal 2000 compared to the same period of the prior year. These changes, resulting in higher net cash provided by operating activities, were partially offset by a larger increase in accounts receivable during the first half of fiscal 2000 versus the comparable period of the prior year primarily due to higher sales volumes in the current six-month period coupled with slower collections.

     Net cash used by investing activities totaling $127,898 for the six-month period ended July 31, 1999 includes our purchase of the Specialty Battery Division of JCI (subsequently re-named the Dynasty Division by the C&D).

     Net cash provided by financing activities was $104,182 for the first six months of fiscal 2000 versus net cash used of $4,184 in the comparable period of the prior year. The proceeds from new borrowings in the current year's first six months were used primarily for the funding of the acquisition of the Dynasty Division.

     On March 1, 1999 we entered into a credit agreement in which the lenders named therein, and Nationsbank, N.A. as administrative agent, provided a $220,000 credit facility consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000. The funds borrowed under this credit agreement were used to finance the acquisition of the Specialty Battery Division of JCI, to refinance existing debt and to finance working capital and certain other expenditures. In addition, on August 2, 1999 we completed the acquisition

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI for $15,000 in cash and the assumption of approximately $6,100 in debt denominated in Chinese currency (the Renminbi). The cash portion of the acquisition was financed by our existing revolving credit facility. Our availability under the current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first six months of fiscal 2000 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal replacement capital, and regulatory compliance. Fiscal 2000 capital expenditures are expected to be approximately $16,000 for similar purposes.


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

     In terms of non-information technology systems, we have identified those items which may require remediation or replacement. We are in the process of addressing those items and expect to complete remediation or replacement and testing by the end of the third quarter of fiscal 2000.

     We have completed our assessment of Year 2000 compliance with respect to our battery and electronics products that are currently being sold to customers and have concluded that all significant products are compliant.

     With respect to third parties, we have identified and have been contacting our significant suppliers and have begun to contact our major customers to determine the extent to which we may be vulnerable to such third parties'

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands except per share data)

failure to address their own Year 2000 issues. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. As a result, our assessment will be substantially dependent on information provided by third parties. We have completed this initial notification and solicitation process with our significant suppliers and are now continuing the phase of re-contacting those companies who have not responded. We believe this process will continue through the third quarter of fiscal 2000.

     Based upon our current estimates, total costs associated with our Year 2000 compliance are expected to be immaterial. The majority of these costs were incurred in fiscal 1999 and include third party consultants and programmers, remediation of existing software, and replacement or remediation of embedded chips. Such costs do not include internal management time, which is not expected to be material to our results of operations or financial condition.

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

     We have engaged outside third party auditors to review our Year 2000 compliance in all major locations. Three of these facility audits have been completed and others are scheduled. This audit process will continue into the fourth quarter of fiscal 2000.

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties on whom we rely, directly or indirectly, to be Year 2000 compliant.


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In May 1999, the FASB delayed the effective date of this statement by one year to fiscal years beginning after June 15, 2000. We currently use derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of our floating rate debt and the exchange rate on a portion

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                (Dollars in thousands except per share data)


of our foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under this statement, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. We are currently evaluating the financial impact of adoption of this statement. We believe that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.


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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its annual meeting of stockholders on June 29, 1999.

(b)       See Item 4(c) below.

(c) William Harrall, III was elected as a director by a vote of 10,903,261 for and 143,259 withheld. Wade H. Roberts, Jr. was elected as a director by a vote of 10,903,261 for and 143,259 withheld. Kevin P. Dowd was elected as a director by a vote of 10,903,261 for and 143,259 withheld. Glenn M. Feit was elected as a director by a vote of 10,850,043 for and 196,477 withheld. Pamela S. Lewis was elected as a director by a vote of 10,901,545 for and 144,975 withheld. George MacKenzie was elected as a director by a vote of 10,781,003 for and 265,517 withheld. John A. H. Shober was elected as a director by a vote of 10,873,107 for and 173,413 withheld.

          The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending January 31, 2000 was ratified by a vote of 10,903,145 for and 6,328 against, with 137,047 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Employment Agreement dated June 28, 1999 between Linda R. Hansen and the Company (filed herewith).

          10.2 Sixth Amendment to C&D TECHNOLOGIES, INC. Pension Plan for Salaried Employees dated April 27, 1999 (filed herewith).

          10.3 First Amendment to C&D TECHNOLOGIES, INC. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999 (filed herewith).

          10.4 First Amendment to C&D TECHNOLOGIES, INC. 1998 Stock Option Plan dated June 29, 1999 (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.





 September 13, 1999                       BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                  Wade H. Roberts, Jr.
                                                President, Chief Executive
                                                  Officer and Director
                                                (Principal Executive Officer)




 September 13, 1999                       BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                Vice President Finance
                                                (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


          10.1 Employment Agreement dated June 28, 1999 between Linda R. Hansen and the Company.

          10.2 Sixth Amendment to C&D TECHNOLOGIES, INC. Pension Plan for Salaried Employees dated April 27, 1999.

          10.3 First Amendment to C&D TECHNOLOGIES, INC. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999.

          10.4 First Amendment to C&D TECHNOLOGIES, INC. 1998 Stock Option Plan dated June 29, 1999.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.