Form 10-Q
period 1999-10-31
C&D TECHNOLOGIES INC
filed 1999-12-14
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 6, 1999: 12,982,451

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 1999 and January 31, 1999..................      3

          Consolidated Statements of Income -
           Three and Nine Months Ended October 31, 1999 and 1998..      5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 1999 and 1998............      6

          Consolidated Statements of Comprehensive Income
           Three and Nine Months Ended October 31, 1999 and 1998..      8

          Notes to Consolidated Financial Statements..............      9

          Report of Independent Accountants.......................     18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......     19

   PART II. OTHER INFORMATION ....................................     27

   SIGNATURES ....................................................     28

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                     October 31,     January 31,
                                                        1999            1999
                                                        ----            ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  6,390        $  5,003
      Accounts receivable, less allowance for
           doubtful accounts of $2,207 and
           $1,635, respectively.................        82,048          44,232
      Inventories...............................        61,357          49,855
      Deferred income taxes.....................         7,186           7,305
      Other current assets......................         3,353           2,318
                                                       -------         -------
                 Total current assets...........       160,334         108,713
Property, plant and equipment, net..............       101,837          62,388
Intangible and other assets, net................        24,419           4,393
Goodwill, net...................................        73,850          10,148
                                                       -------         -------
                 Total assets...................      $360,440        $185,642
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt...........................      $ 20,908        $    532
      Accounts payable..........................        36,790          23,997
      Accrued liabilities.......................        28,371          17,714
      Other current liabilities.................         4,468           2,782
                                                       -------         -------
                 Total current liabilities......        90,537          45,025

Deferred income taxes...........................         3,458           2,887
Long-term debt..................................        93,821           1,750
Other liabilities...............................        17,468          12,442
                                                       -------         -------
                 Total liabilities..............       205,284          62,104
                                                       -------         -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                      October 31,   January 31,
                                                         1999          1999
                                                         ----          ----
Commitments and contingencies

Minority interest ................................       4,453            -

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 13,821,345 and
          13,368,719 shares issued,
          respectively ...........................         138             134
      Additional paid-in capital..................      51,076          43,429
      Treasury stock, at cost, 905,102 shares ....     (10,819)        (10,819)
      Accumulated other comprehensive loss........        (188)           (169)
      Retained earnings...........................     110,496          90,963
                                                       -------         -------
                 Total stockholders' equity.......     150,703         123,538
                                                       -------         -------
                 Total liabilities and
                   stockholders' equity...........    $360,440        $185,642
                                                       =======         =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                       (Unaudited)                       (Unaudited)
                                                    Three months ended                Nine months ended
                                                       October 31,                       October 31,
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----

Net sales............................           $126,843         $81,598          $338,273         $240,580
Cost of sales........................             93,571          57,743           248,769          174,298
                                                 -------          ------           -------          -------
    Gross profit.....................             33,272          23,855            89,504           66,282
Selling, general and
    administrative expenses..........             15,156          11,286            43,975           30,921
Research and development
    expenses.........................              2,232           2,071             6,718            6,132
                                                 -------          ------           -------          -------
    Operating income.................             15,884          10,498            38,811           29,229
Interest expense, net................              2,411              14             5,786               90
Other (income) expense, net..........               (208)             47              -                 189
                                                 -------          ------           -------          -------
    Income before income taxes and
         minority interest ..........             13,681          10,437            33,025           28,950
Provision for income taxes...........              5,189           3,665            12,153           10,422
                                                 -------          ------           -------          -------
    Net income before minority
         interest ...................           $  8,492         $ 6,772          $ 20,872         $ 18,528

Minority interest ...................                286            -                  286             -
                                                 -------          ------           -------          -------

    Net income ......................           $  8,206         $ 6,772          $ 20,586         $ 18,528
                                                 =======          ======           =======          =======
Net income per common share .........           $   0.64         $  0.55          $   1.62         $   1.50
                                                 =======          ======           =======          =======
Net income per common share -
    assuming dilution ...............           $   0.63         $  0.53          $   1.59         $   1.45
                                                 =======          ======           =======          =======
Dividends per share .................           $  .0275         $ .0275          $  .0825         $  .0550
                                                 =======          ======           =======          =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            (Unaudited)
                                                          Nine months ended
                                                             October 31,
                                                          1999         1998
                                                          ----         ----
Cash flows provided (used) by operating activities:
    Net income .....................................   $  20,586    $ 18,528
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest ........................         286        -
          Depreciation and amortization.............      16,207       8,862
          Deferred income taxes.....................         690         168
          Loss on disposal of assets................         646         163
          Changes in:
                Accounts receivable.................     (16,994)     (4,511)
                Inventories.........................       1,388      (8,525)
                Other current assets................         429        (493)
                Accounts payable....................       5,226         192
                Accrued liabilities.................       6,312       2,123
                Income taxes........................       1,848      (1,404)
                Other current liabilities...........         886        (272)
                Other liabilities...................       3,052       1,677
          Other, net................................         305         336
                                                        --------    --------
Net cash provided by operating activities...........      40,867      16,844
                                                        --------    --------
Cash flows provided (used) by investing activities:
    Acquisition of business, net ...................    (134,829)       -
    Acquisition of property, plant and equipment....     (10,762)    (11,813)
    Proceeds from disposal of property, plant
       and equipment................................          25          69
                                                        --------    --------
Net cash used by investing activities...............    (145,566)    (11,744)
                                                        --------    --------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................      (7,913)     (6,374)
    Proceeds from new borrowings ...................     113,499        -
    Financing costs of long-term debt ..............      (2,749)       -
    Repayment of note receivable from stockholder...        -          1,057
    Proceeds from issuance of common stock, net.....       4,586         382
    Payment of common stock dividends...............      (1,396)       (848)
                                                        --------    --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                          (Unaudited)
                                                        Nine months ended
                                                           October 31,
                                                        1999         1998
                                                        ----         ----

Net cash provided (used)
   by financing activities........................    106,027        (5,783)
                                                     --------      --------
Effect of exchange rate changes on cash...........         59             6
                                                     --------      --------
Increase (decrease) in cash
   and cash equivalents...........................      1,387          (677)
Cash and cash equivalents at beginning
   of period......................................      5,003         1,167
                                                     --------      --------
Cash and cash equivalents at end of period........  $   6,390     $     490
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired business
    Estimated fair value of tangible
      assets acquired ............................  $  79,404     $    -
    Goodwill .....................................     66,142          -
    Identifiable intangible assets................     17,840          -
    Cash paid, net of cash acquired ..............   (134,829)         -
                                                     --------      --------
    Liabilities assumed ..........................  $  28,557     $    -
                                                     ========      ========











        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                           (Unaudited)           (Unaudited)
                                        Three months ended    Nine months ended
                                           October 31,           October 31,
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----
Net income ..........................   $8,206     $6,772    $20,586    $18,528

Other comprehensive income (loss),
   net of tax:
       Foreign currency
       translation adjustments ......      208        147        (19)       180
                                         -----      -----     ------     ------
Total comprehensive income...........   $8,414     $6,919    $20,567    $18,708
                                         =====      =====     ======     ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1999. The January 31, 1999 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 1999 and the consolidated statements of income for the three and nine months ended October 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended October 31, 1999 and 1998 and the consolidated statements of comprehensive income for the three and nine months ended October 31, 1999 and 1998. However, interim results of operations necessarily involve more estimates than annual results and may not be indicative of results for the full fiscal year.


2.  ACQUISITION

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by the Company) including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000 plus additional acquisition related costs, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company has continued using the assets acquired in such business. The source of the funds for the acquisition was advances under a new credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

     On August 2, 1999 the Company completed the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI for $15,000 in cash. The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries, the latter products for the Chinese market only. The Company has continued the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's revolving credit facility.

     The Dynasty acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price was prepared on a preliminary basis pending completion of the valuation.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


2.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees which will not continue and the related income tax effects.

                                                   Nine months
                                                ended October 31,
                                             1999                1998
                                             ----                ----

     Net sales .........................   $353,369            $313,307
     Net income ........................   $ 20,453            $ 13,109
     Net income per common share .......   $   1.61            $   1.06
     Net income per common share -
          assuming dilution ............   $   1.58            $   1.02

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


3.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,  January 31,
                                                      1999         1999
                                                      ----         ----

         Raw materials ...........................  $25,297      $20,013
         Work-in-progress ........................   14,662       10,785
         Finished goods ..........................   21,398       19,057
                                                     ------       ------
                                                    $61,357      $49,855
                                                     ======       ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Nine months ended
                                                           October 31,
                                                        1999         1998
                                                        ----         ----

     U.S. statutory income tax ......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    2.9          3.1
     Foreign sales corporation ......................   (0.4)        (0.9)
     Tax effect of foreign operations ...............   (0.4)        (0.5)
     Research and development credit and
        reduction of taxes provided in prior years...   (0.6)        (0.7)
     Other...........................................    0.3          -
                                                        ----         ----
                                                        36.8%        36.0%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and nine months ended October 31, 1999 and 1998 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised.

                                      Three months ended               Nine months ended
                                          October 31,                    October 31,
                                      1999           1998             1999          1998
                                      ----           ----             ----          ----

Net income (A).................       $8,206         $6,772           $20,586       $18,528
Weighted average shares
   of common stock
   outstanding (B).............   12,858,788     12,354,732        12,693,403    12,343,820
Assumed conversion of stock
   options, net of shares
   assumed reacquired..........      255,657        426,163           289,875       473,767
                                     -------        -------           -------       -------
Weighted average common
   shares - assuming
   dilution (C)................   13,114,445     12,780,895        12,983,278    12,817,587
Net income per common
   share (A/B).................        $0.64          $0.55             $1.62         $1.50
Net income per common
   share - assuming
   dilution (A/C)..............        $0.63          $0.53             $1.59         $1.45

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

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition. As of January 16, 1989, the Company entered into an agreement with other potentially responsible parties ("PRPs") relating to remediation of a portion of one of the Third Party Facilities, the former NL Industries ("NL") facility in Pedricktown, New Jersey (the "NL Site"), which agreement provided for their joint funding on a proportionate basis of certain remedial investigation and feasibility study activities with respect to that site.

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The Company and the PRPs initiated remedial action at the site in fiscal 1999 and the majority of the action has been completed. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be the approximately $579 previously reserved, the majority of which is expected to be paid during fiscal 2000. The Company expects to recover a portion of its monetary obligations for the remediation of the Tonolli site through litigation against third parties and recalcitrant PRPs.

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

     On October 31, 1995 the Company received confirmation from the EPA that it was a de minimis PRP at the ILCO Site. In May 1998, the ILCO site was resolved with a payment of an immaterial amount which was less than the amount previously reserved.

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

     The Company, together with JCI, is conducting an assessment and remediation of contamination at the Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the assessment and remediation, with a cap of $1,750,
(ii) any environmental liabilities at the facility which are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the facility to locations other than the facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities.

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

7.   ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133 by delaying its effective date by one year to fiscal years beginning after June 15, 2000. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on a portion of the Company's foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under these statements, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of these statements. The Company believes that the adoption of these statements will not have a material effect on its financial position or results of operations.


8.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the nine months ended October 31, 1999. The restructuring charge consists of estimated costs to close the Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production to its existing facilities in Tucson, Arizona and Nogales, Mexico. Major actions of the restructuring plan consisted of: (a) disposition of inventory; (b) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (c) termination of the Costa Mesa, California work force. Details of the restructuring charge are as follows:

                                             Cash     Non-Cash    Balance at
                               Provision  Reductions  Activity  October 31, 1999
                               ---------  ----------  --------  ----------------


       Write-off of inventory    $  376          -       $(376)         -

       Write-down of property,
         plant and equipment        355          -        (355)         -

       Employee severance           741       $(384)       -          $357

       Other                        155        (136)       -            19
                                  -----        ----       ----         ---

       Total                     $1,627       $(520)     $(731)       $376
                                  =====        ====       ====         ===

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

8.   RESTRUCTURING CHARGE (continued)

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. The Company completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Costa Mesa, California facility, and two former officers of the Company. All employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

9.  OPERATIONS BY INDUSTRY SEGMENT

     The Company has the following four reportable business segments:

     The Powercom Division manufactures and markets integrated reserve power systems and components for the standby power market which includes telecommunications, uninterruptible power supplies and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Powercom Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers.

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


     Summarized financial information related to the Company's business segments for the three and nine months ended October 31, 1999 and 1998 is shown below:

                                                                          Motive          Power
                                             Powercom     Dynasty         Power        Electronics
                                             Division     Division       Division       Division        Consolidated
                                             --------     --------       --------      -----------      ------------


Three months ended October 31, 1999:

Net sales .................................    $58,118     $32,739        $19,735         $16,251         $126,843
Operating income (loss)....................    $10,461      $5,500           $512           $(589)         $15,884

Three months ended October 31, 1998:

Net sales .................................    $48,023      $ -           $18,620         $14,955          $81,598
Operating income ..........................     $8,789      $ -            $1,329            $380          $10,498



Nine months ended October 31, 1999:

Net sales..................................   $161,846     $75,933        $56,224         $44,270         $338,273
Operating income (loss)....................    $28,248     $12,336         $1,544         $(3,317)         $38,811

Nine months ended October 31, 1998:

Net sales..................................   $131,892      $ -           $54,100         $54,588         $240,580
Operating income...........................    $21,391      $ -            $3,778          $4,060          $29,229

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of C&D TECHNOLOGIES, INC.


We have reviewed the accompanying consolidated balance sheet of C&D TECHNOLOGIES, INC. and Subsidiaries ("the Company") as of October 31, 1999 and the related consolidated statements of income and comprehensive income for each of the three and nine-month periods ended October 31, 1999 and 1998, and the related consolidated statements of cash flows for the nine-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 22, 1999

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of fiscal 2000 and the nine months ended October 31, 1999, respectively. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Effective March 1, 1999, C&D TECHNOLOGIES, INC. (together with its operating subsidiaries, "we", "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), (subsequently re-named the Dynasty Division by C&D), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of Johnson Controls (U.K.) Limited. In addition, on August 2, 1999 we completed the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI. The joint venture, which is considered as part of the Dynasty Division for reporting purposes, manufactures, markets and distributes industrial and starting, lighting and ignition batteries, the latter products for the Chinese market only.

     Net sales increased $45,245 or 55 percent for the quarter and $97,693 or 41 percent for the nine-month period. The increase in sales during the quarter was primarily the result of $32,739 of sales recorded by the Dynasty Division (including the sales of the joint venture in China), coupled with higher Powercom Divisional sales which increased $10,095 or 21 percent, mainly due to higher sales to the telecommunications market. Higher sales by the Power Electronics Division, up $1,296 or nine percent, and Motive Power Division, up $1,115 or six percent, also contributed to the sales increase in the quarter. The increase in sales by the Power Electronics Division during the quarter was the result of higher DC to DC converter sales, partially offset by lower sales of custom power supplies. The increase in net sales for the nine-month period was primarily the result of $75,933 of sales recorded by the Dynasty Division (including the sales of the joint venture in China), coupled with higher sales by the Powercom and Motive Power Divisions, partially offset by lower Power Electronics Divisional sales. Sales by the Powercom Division increased $29,954 or 23 percent during the nine-month period primarily due to higher sales to the telecommunications market. Motive Power Divisional sales for the nine-month period increased $2,124 or four percent. The decrease in Power Electronics Divisional sales of $10,318 or 19 percent during the nine-month period was due to lower sales of custom power supplies and cellular phone battery chargers, partially offset by higher DC to DC converter sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     Gross profit for the quarter increased $9,417 or 39 percent to $33,272 from $23,855 in the third quarter of fiscal 1999. The increase in gross profit during the quarter was primarily due to the gross profit generated by the Dynasty Division (including gross profits of the joint venture in China), as well as increased gross profits related to the higher sales volume provided by the Powercom Division. These increases in gross profits were partially offset by lower gross profits from the Power Electronics Division, mainly as a result of product mix and manufacturing inefficiencies during the quarter, coupled with lower gross profits from the Motive Power Division, also as a result of manufacturing inefficiencies. Consolidated gross margin decreased from 29.2 percent in the third quarter of fiscal 1999 to 26.2 percent in the third quarter of the current year primarily as a result of lower gross margins obtained by the Power Electronics and Motive Power Divisions. Gross profit for the nine-month period increased $23,222 or 35 percent to $89,504 from $66,282 in the first nine months of the prior year. There was a slight decline in gross margin from 27.6 percent in the first nine months of fiscal 1999 to 26.5 percent for the comparable period of the current year. The increase in gross profit during the nine-month period was primarily due to the gross profit generated by the Dynasty Division (including gross profits of the joint venture in China), as well as increased gross profits related to the higher sales volume provided by the Powercom Division, partially offset by lower gross profits from the Power Electronics Division. Motive Power gross profit for the nine-month period decreased slightly. The decrease in the gross profit of the Power Electronics Division during the nine-month period was mainly due to lower sales volume and changes in product mix. During the first quarter of fiscal 2000, we incurred a $1,627 pre-tax charge (or eight cents per share after-tax), primarily related to the restructuring of the Power Electronics Division (see "Restructuring Charge" below). The restructuring charge included $376 related to inventory obsolescence that was charged to cost of sales. The balance of the restructuring charge, or $1,251, was charged to selling, general and administrative expenses.

     Selling, general and administrative expenses for the quarter increased $3,870 or 34 percent over the comparable period of the prior year. This increase during the quarter was primarily due to selling, general and administrative expenses (including amortization of goodwill and intangible assets) related to the acquisition of the Dynasty Division. Also contributing to this increase was higher Motive Power Divisional fixed selling expenses due to branch and warranty expenses, partially offset by lower commission expenses, coupled with higher selling expenses of the Powercom Division related to increased sales volume during the quarter. These increases were partially offset by lower selling, general and administrative expenses incurred by the Power Electronics Division during the quarter. Selling, general and administrative expenses for the nine-month period increased $13,054 or 42 percent over the same period of the prior year. This increase during the nine-month period was primarily due to selling, general and administrative expenses (including amortization of goodwill and intangible assets) related to the acquisition of the Dynasty Division and the aforementioned $1,251 restructuring charge. Also contributing to this increase was higher Motive Power Divisional fixed selling expenses due to branch and warranty expenses coupled with higher selling expenses of the Powercom Division related to increased sales volume during the nine-month period. These increases were partially offset by lower selling expenses by the Power Electronics Division during the nine-month period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     Research and development expenses increased $161 in the quarter and $586 for the nine-month period, primarily as a result of research and development costs incurred by the Dynasty Division, higher research and development expenses related to the Powercom and Motive Power Divisions, partially offset by lower research and development expense incurred by the Power Electronics Division.

     Operating income for the quarter increased $5,386 or 51 percent to $15,884, and for the nine-month period increased $9,582 or 33 percent (after the aforementioned $1,627 restructuring reserve) to $38,811, primarily as a result of operating income generated by the Dynasty Division (including operating income of the joint venture in China), coupled with higher Powercom Divisional operating income. These increases in operating income for the quarter and nine-month period were partially offset by lower Motive Power Divisional operating income and an operating loss incurred by the Power Electronics Division.

     Interest expense, net, increased $2,397 for the quarter and $5,696 for the nine-month period, primarily due to higher debt balances outstanding used to finance the acquisition of the Dynasty Division as well as the recent acquisition of the 67 percent-owned joint venture interest of the battery business based in Shanghai, China.

     Other income, net, for the quarter was $208 versus other expense, net, of $47 for the third quarter of the prior year. The increase in other income was mainly due to higher purchase price discounts and non-operating income during the third quarter of the current year. For the nine-month period, other (income) expense, net, was $0 versus other expense, net, of $189 for the comparable period of the prior year, mainly as a result of higher purchase price discounts and non-operating income during the first nine months of the current year, partially offset by higher foreign exchange and financial services expenses.

     Income tax expense for the quarter and nine-month period increased $1,524 and $1,731, respectively, primarily as a result of higher income before income taxes and an increase in the effective tax rate. The effective tax rate consists of the U.S. statutory income tax rate, adjusted for the tax impact of state income taxes, our foreign sales corporation, research and development credits, and foreign operations. The effective tax rate for the nine-month period increased to 36.8 percent from 36.0 percent in the comparable period of the prior year mainly due to a smaller favorable impact related to our foreign sales corporation.

     Minority interest was $286 for both the quarter and nine-month period compared to $0 in the comparable periods of the prior year. We acquired a 67 percent ownership interest in the joint venture in Shanghai, China on August 2, 1999. Minority interest reflects the 33 percent-ownership of the joint venture not owned by C&D.

     As a result of the above, net income increased $1,434 for the quarter to $8,206 or $0.64 per common share - basic and $0.63 per common share - assuming dilution. For the nine-month period, after the impact of the aforementioned $1,627 pre-tax restructuring charge ($0.08 per common share - basic and assuming dilution), net income increased $2,058 to $20,586 or $1.62 per common share - basic and $1.59 per common share - assuming dilution.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, we recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the nine months ended October 31, 1999. The restructuring charge consists of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of C&D's former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production to our existing facilities in Tucson, Arizona and Nogales, Mexico. Major actions of the restructuring plan consisted of: (a) disposition of inventory; (b) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (c) termination of the Costa Mesa, California work force. Details of the restructuring charge are as follows:

                                             Cash     Non-Cash     Balance at
                               Provision  Reductions  Activity  October 31, 1999
                               ---------  ----------  --------  ----------------


       Write-off of inventory    $  376          -       $(376)         -

       Write-down of property,
         plant and equipment        355          -        (355)         -

       Employee severance           741       $(384)       -          $357

       Other                        155        (136)       -            19
                                  -----        ----       ----         ---

       Total                     $1,627       $(520)     $(731)       $376
                                  =====        ====       ====         ===

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. We completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Costa Mesa, California facility, and two former officers of C&D. All employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $24,023 or 143 percent to $40,867 for the nine-month period ended October 31, 1999 compared to $16,844 for the same period of the prior year. The increase in net cash provided by operating activities during the nine-month period was primarily due to: (a) an increase in depreciation and amortization (mainly associated with the March 1, 1999 acquisition of the Dynasty Division); (b) a decrease in inventory during the first nine months of the current year versus an increase in the comparable period of the prior year; (c) a larger increase in accounts payable (due to timing of payments, including the timing of payments to JCI related to services performed under a transition services agreement associated with the aforementioned acquisition of the Dynasty Division); (d) a larger increase in accrued liabilities (due to timing of payments, including accrued sales volume rebates and accrued interest associated with the higher debt levels); and (e) an increase in income taxes payable during the first nine months of fiscal 2000 compared to a decrease in the same period of the prior year. These changes, resulting in higher net cash provided by operating activities, were partially offset by a larger increase in accounts receivable during the first nine months of fiscal 2000 versus the comparable period of the prior year primarily due to higher sales volume.

     Net cash used by investing activities totaling $145,566 for the nine months ended October 31, 1999 includes our purchase of the Specialty Battery Division of JCI (subsequently re-named the Dynasty Division by the C&D) and the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI.

     Net cash provided by financing activities was $106,027 for the first nine months of fiscal 2000 versus net cash used of $5,783 in the comparable period of the prior year. The proceeds from new borrowings in the current year's nine months were used primarily for the funding of the acquisition of the Dynasty Division and the 67 percent-owned joint venture in China.

     On March 1, 1999 we entered into a credit agreement in which the lenders named therein, and Bank of America (formerly Nationsbank, N.A.) as administrative agent, provided a $220,000 credit facility consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000. The funds borrowed under this credit agreement were used to finance the acquisition of the Specialty Battery Division of JCI, to refinance existing debt and to finance working capital and certain other expenditures. In addition, on August 2, 1999 we completed the acquisition of the 67 percent-owned joint venture interest of a battery business based in Shanghai, China from JCI for $15,000 in cash. The acquisition was financed by our revolving credit facility. Our availability under the current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first nine months of fiscal 2000 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2000 capital expenditures are expected to be approximately $16,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


READINESS FOR YEAR 2000

     In November 1997 we initiated a Year 2000 project to address issues associated with potential computer failures ("Year 2000 problem"). The project is under the overall direction of our chief financial officer, and is being conducted by a cross functional project team representing each of our divisions. The progress of the Year 2000 project is reported to the Audit Committee of the Board of Directors and the Board.

     To the extent possible, we believe that we have taken reasonable and prudent action to ensure that our operations will not be adversely affected by the Year 2000 problem. To that end, we have assessed our Year 2000 exposure and evaluated the potential impact of the Year 2000 problem on the Company. This assessment included a comprehensive review and analysis by all of our operations of our information technology ("IT") (consisting of computer hardware and software related to our business systems as well as our engineering and test equipment) and non-IT systems (including embedded technology such as microcontrollers), products sold to customers and Year 2000 issues relating to third parties, particularly those with whom we have a material relationship.

     As a result of this assessment, we identified certain IT systems which were not Year 2000 ready. To address the potential problems that those systems presented, we immediately embarked upon a program of either replacing noncompliant systems entirely or upgrading to "Year 2000 compliant" versions of the systems. Noncompliant non-IT systems (including facilities and related building services, such as security systems, general business equipment and non-computer office equipment) were similarly addressed. As IT and non-IT systems were remediated, the upgraded or replaced systems were again tested to confirm that the systems were Year 2000 ready. As an added measure, we retained an independent consulting firm to review and offer suggestions on our findings regarding our Year 2000 readiness. The review did not identify any significant deficiencies in our Year 2000 assessment. To date, we believe that all mission-critical IT and non-IT systems have been fully remediated and tested and are Year 2000 ready.

     As indicated above, an assessment of whether our battery and electronic products are Year 2000 ready was included in our overall assessment. The vast majority of our products do not receive, process, or generate dates for output. In light of this fact and the information gathered to date, we believe that all of our battery and electronic products which are currently being sold to customers are Year 2000 ready.

     Time and resources have been spent assessing and developing contingency plans for third party risks associated with the Year 2000 problem. By necessity and to varying degrees, our operations are dependent on third parties including key suppliers, distributors, customers and service providers. Through a combination of in-person meetings, surveys, certifications, warranties and public representations, we have obtained or identified representations from the vast majority of the third parties with whom we have a material relationship that each is Year 2000 ready.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands except per share data)

     We believe that the costs directly related to addressing our Year 2000 problem were not material. These costs were paid from internal funds and were expensed. To date, 100 percent of the total estimated Year 2000 project costs have been incurred. We have not tracked the internal costs incurred in connection with addressing the Year 2000 problem, however we believe that such costs consist principally of the related payroll costs for our information systems group and are not material. No other IT projects were deferred due to our Year 2000 efforts.

     Due to the nature of the Year 2000 problem and our dependency on third parties, we cannot guarantee that our business operations will not be interrupted because of a Year 2000 problem. In anticipation of this possibility, we have developed contingency plans for our corporate office and each of our manufacturing facilities which are designed to mitigate, to the extent reasonably possible, the impact of a Year 2000 problem on our liquidity, financial condition and results of operations. These plans include the use of hardcopy files and records, use of alternative communication systems, manual processing of orders and stockpiling of certain critical raw materials and components.

     We believe that our reasonably likely worst case scenario would involve the inability of a third party, most likely a supplier, to provide a critical component or raw material for an extended period of time. As indicated above, we have relied exclusively on representations and information provided by key suppliers, distributors, customers and service providers to assess their Year 2000 readiness and, where appropriate, have identified back-up sources or service providers that are Year 2000 ready. At this time, we have no reason to believe that any of the representations provided by any of the third parties which were contacted with regard to their Year 2000 readiness is not true, nor are we aware of any new Year 2000 issues which would cause such information to be questionable.

     Although we believe that we have addressed all Year 2000 issues that are within our reasonable control, we anticipate that disruptions, for reasons beyond our control, could occur. An extended interruption of our ability to conduct business due to a Year 2000 problem could have a material adverse effect on the Company's liquidity, financial condition and results of operations.


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 137 amends SFAS No. 133 by delaying its effective date by one year to fiscal years beginning after June 15, 2000. We currently use derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of our floating rate debt and the exchange rate on a portion

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                (Dollars in thousands except per share data)


of our foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under these statements, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. We are currently evaluating the financial impact of adoption of these statements. We believe that the adoption of these statements will not have a material effect on our financial position or results of operations.


FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the statements and information contained in this Form 10-Q are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially from anticipated results indicated in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly disclose any update to any of these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 First Amendment to the C&D TECHNOLOGIES, INC. Savings Plan (filed herewith).

          10.2 Second Amendment to the C&D TECHNOLOGIES, INC. Savings Plan (filed herewith).

          10.3 Amendment to Appendix A of the Supplemental Executive Retirement Plan Amended and Restated as of October 22, 1998 (filed here-with).

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

                                               C&D TECHNOLOGIES, INC.





December 14, 1999                         BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                  Wade H. Roberts, Jr.
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)




December 14, 1999                         BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                  Vice President Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


          10.1 First Amendment to the C&D TECHNOLOGIES, INC. Savings Plan.

          10.2 Second Amendment to the C&D TECHNOLOGIES, INC. Savings Plan.

          10.3 Amendment to Appendix A of the Supplemental Executive Retirement Plan Amended and Restated as of October 22, 1998.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.