Form 10-K
period 2000-01-31
C&D TECHNOLOGIES INC
filed 2000-04-27
CIK 808064

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       or
[  ]   TRANSITION  REPORT  PURSUANT TO SECTION  13 OR  15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

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

                                Yes ( x ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 14, 2000: $695,285,417

     Number of shares outstanding of each of the Registrant's classes of common stock as of April 14, 2000: 13,064,869 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy Statement to be filed                Part III
pursuant to Regulation 14A within 120         -----------------------------
days after the end of Registrant's fiscal     (Part of Form 10-K into which
year covered by this Form 10-K                  Document is incorporated.)
-----------------------------------------

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----

PART I

   Item  1   Business................................................    1
   Item  2   Properties..............................................   13
   Item  3   Legal Proceedings.......................................   14
   Item  4   Submission of Matters to a Vote of
               Security Holders......................................   14


PART II

   Item  5   Market for Registrant's Common Equity
               and Related Stockholder Matters.......................   14
   Item  6   Selected Financial Data.................................   16
   Item  7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   18
   Item  7A  Quantitative and Qualitative Disclosure
               About Market Risk.....................................   26
   Item  8   Financial Statements and Supplementary Data.............   27
   Item  9   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure................   27

PART III

   Item  10  Directors and Executive Officers of the Registrant......   28
   Item  11  Executive Compensation..................................   28
   Item  12  Security Ownership of Certain Beneficial
               Owners and Management.................................   28
   Item  13  Certain Relationships and Related Transactions..........   28

PART IV

   Item  14  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...................................   29

SIGNATURES...........................................................   33

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.......  F-1




                                        I

                             C&D TECHNOLOGIES, INC.

                                     PART I


Item 1.  Business
-----------------

About Our Company
-----------------

     C&D Technologies, Inc. (together with its operating subsidiaries, "we", "our" or "C&D") is a leading North American producer of integrated reserve power systems for telecommunications, electronic information and industrial applications. We are also a leading producer of embedded high frequency switching power supplies. Our power supplies are used in:

         o         telecommunications equipment;
         o         advanced office  electronic  machines,  such as copiers;  and
         o         motive power systems for electric industrial vehicles.

     Our integrated reserve power systems are comprised of the following:

         o         industrial  lead  acid  batteries;
         o         power  rectifiers;
         o         power control equipment;
         o         power distribution equipment; and
         o         related accessories.

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

     In March 1994, we purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona based company which designs and manufactures custom power supplies. The power supplies are used in the telecommunications power market and the office equipment market in such applications as telecommunication systems, office copiers, workstations, and other applications.

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

     In March 1996, we acquired from Burr-Brown Corporation its entire interest in Power Convertibles Corporation ("PCC"), consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition, we acquired or repaid the indebtedness of PCC. In April 1996, we acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC, which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, we purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. Tucson, Arizona based PCC produced DC to DC converters used in communications, computer, medical, industrial and instrumentation markets and also produced battery chargers for cellular phones.

     In January 1998, the acquired businesses of the PowerSystems Division of ITT, the switching power supply division of Basler Electric Company, LH and PCC were combined into the Power Electronics Division of C&D.

     In July 1998 we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

     In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a Milwaukee, Wisconsin based designer, manufacturer, marketer and distributor of industrial batteries. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, in August 1999, we acquired JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries, the latter for the Chinese market only. For reporting purposes, the acquisition of the Special Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D.


Fiscal Year
-----------

     Our fiscal year ends in January. Any references to a fiscal year mean the 12-month period ending January 31 of the year mentioned.


Forward-Looking Statements
--------------------------

      Except for the historical information contained herein, certain of the statements and information contained in this Form 10-K are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934), and accordingly, are subject to risks and uncertainties. For such statements the Company claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Form 10-K and the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company undertakes no obligation to publicly disclose any update to any of these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.


Reportable Segments
-------------------

     We have adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. In compliance with SFAS No. 131, we have identified the following four reportable segments:

         o         Powercom Division
         o         Dynasty Division
         o         Motive Power Division
         o         Power Electronics Division

     The financial information regarding our four business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2000, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.


The Market for Our Products
---------------------------

     We manufacture and market products in the following general categories by business segment:

         o POWERCOM DIVISION - fully integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies ("UPS") and utilities and control;
         o DYNASTY DIVISION - industrial batteries used in UPS applications for computer systems and corporate data net-works, telecommunications reserve power systems and broadband cable television ("CATV") signal powering;
         o MOTIVE POWER DIVISION - motive power systems for the material handling equipment market; and
         o POWER ELECTRONICS DIVISION - DC to DC converters and custom, standard and modified standard embedded high frequency AC to DC switching power supplies.

     We market our products through independent manufacturer's representatives, distributors and our own sales personnel.

     We sell some products to the U.S. Government. These sales accounted for less than 5% of our total company sales during each of our last three fiscal years.


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

     To meet the needs of our customers, our reserve power systems include a wide range of power electronics products consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage and apply the DC power to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, our power control and distribution equipment distributes the rectified power at the appropriate power level for each of the applications.

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

     MODULAR POWER PLANTS. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty AGM Series Power Plant(TM) and the Liberty ACM Series Power Plant(TM), integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries.

     ROUND CELL BATTERY. One of our historically important telecommunications products has been the Round Cell reserve power battery, a flooded product which was originally designed and patented by the

Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. AT&T spun off its equipment manufacturing operations into an independent company named "Lucent Technologies, Inc.," which began operations on October 1, 1996. Our company or its predecessor has manufactured Round Cells for AT&T or Lucent Technologies, Inc. since 1972 and has been the exclusive manufacturer since 1982. Both our Powercom and Power Electronics Divisions sell products to Lucent Technologies, Inc., which accounted for 10.5% of our consolidated net sales for the year ended January 31, 2000. No other customer accounted for more than 10% of our consolidated net sales during fiscal 2000.

     UNINTERRUPTIBLE POWER SUPPLIES. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption of sensitive equipment, thereby permitting an orderly shutdown of the equipment or continued operation for a limited period of time until the primary source comes back on line. Large UPS systems are used principally for mainframe computers, minicomputers, networks and computer-controlled equipment.

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

     Dynasty Division - Reserve Power Batteries
     ------------------------------------------

     Through our Dynasty Division we design, manufacture and distribute valve-regulated (sealed) batteries for use in reserve power systems for a wide variety of end use markets. Our product range focuses on batteries that provide less than 200 ampere hours. These products are sold primarily to customers in the UPS, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network backup for use during power utility outages. Our customers include industry-leading original equipment manufacturers ("OEMs") serving the UPS, broadband and telecommunications markets.

     UNINTERRUPTIBLE POWER SUPPLIES. Similar to our Powercom Division, the Dynasty Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption of sensitive equipment, thereby permitting an orderly shutdown of the equipment or continued operation for a limited period of time until the primary source comes back on line. Our Dynasty(R) High Rate Series batteries have been engineered specifically for UPS applications and deliver extended life while complying with rigorous industry standards. As a critical component to overall power backup solutions, our Dynasty Division has worked closely with major global UPS OEMs to design a cost effective, reliable product to meet customer expectations.

     CATV SIGNAL POWERING AND BROADBAND. Dynasty(R) Broadband Series batteries are designed for demanding standby float applications in abusive environments. The Broadband Series batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the Broadband Series does not require cycling to meet electrical performance. Our Dynasty(R) Broadband Series of batteries is considered the market leader for CATV powering in North America.

     TELECOMMUNICATIONS. Our Long Duration Series batteries are designed to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment.

     Motive Power Division - Motive Power Systems
     --------------------------------------------

     Our customers use the majority of our motive power products to provide the primary power for material handling vehicles. A significant portion of our motive power sales include products and systems to recharge motive power batteries.

     We produce complete systems and individual components (including power electronics and batteries) to monitor, charge and test the batteries used in powering electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. Our customers include end users in a broad array of industries, dealers of material handling equipment and, to a lesser extent, OEMs.

     We offer a broad line of motive power equipment including the C-Line(TM), which we believe is the industry standard for long life and the V-Line(TM) for general material handling applications. We also offer a broad line of battery charging equipment.

     Power Electronics Division - DC to DC Converters and Power Supplies
     -------------------------------------------------------------------

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

     Our power supplies incorporate advanced technology and are designed for dependable operation of the host equipment. Our power supply products include DC to DC converters, AC to DC power supplies and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. DC to DC converters convert one constant voltage into another constant voltage. DC to DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors. AC to DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications.

     In the telecommunications industry, our power supplies are broadly used in voice and data telecommunications. We also produce power supplies for office copiers, workstations and other applications.

Sales, Installation and Servicing
---------------------------------

     The sales, installation and servicing of our Powercom and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Most of our independent manufacturer's representatives operate under contracts providing for compensation on a commission basis or as a distributor with product purchases for independent resale. Dynasty and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located thoughout the United States.

     In addition to these networks of independent manufacturer's representatives and distributors, we employ internal sales management consisting of regional sales managers and product/market specialists. The regional managers are each responsible for managing a number of independent manufacturer's representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales force that works with the independent manufacturer's representative network and certain large customers.

     We have internal divisional marketing departments in each of our divisions. These departments manage the development of new products from the initial concept definition and management approval stage through the engineering, production and sales processes. These departments are also responsible for applications engineering and technical training of sales representatives.

     We maintain branch sales and service facilities in the United States, Canada, Europe and Asia, with the support of our headquarters and service personnel, and have relationships with sales representatives or distributors throughout the world.

     We typically sell our products upon terms requiring payment in full within 30 to 60 days. We warrant our products to perform as rated for specified periods of time, ranging from one to 20 years depending on the type of product and its application, in an amount that decreases over the life of the product. The longest warranties generally are applicable to standby power batteries sold by our Powercom Division.


Backlog
-------

     The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Accordingly, our backlog at any particular date only indicates expected shipments in the near future. Period-to-period comparisons may not be meaningful. Orders for certain of our products may be canceled by the customer prior to shipment.

     Our order backlog at March 31, 2000 was $145,998,000 and at March 31, 1999 was $75,508,000. The backlog as of March 31, 1999 does not include backlog associated with the recently acquired 67 percent ownership interest in the battery business based in Shanghai, China. We expect to fill virtually all of the March 31, 2000 backlog during fiscal 2001.

Manufacturing and Raw Materials
-------------------------------

     We manufacture our products at eight domestic plants and also have one plant each in Mexico, Ireland, and China. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

     EXPANSION AND CONSOLIDATION. We are continuing the process of capacity expansion at several of our plants. During fiscal 2000 we closed our Costa Mesa, California and Agua Prieta, Mexico facilities. Production previously performed at these facilities was primarily transferred to our Nogales, Mexico facility.

     When we acquired the PowerSystems Division of ITT in fiscal 1995, we entered into an agreement pursuant to which a third party "shelter company" provided to us the Nogales, Mexico facility and employed Mexican staff and labor to assemble our products. This agreement was terminated during fiscal 1998.

     The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics and electronic components, all of which are generally available from multiple suppliers. Other than the required use of one supplier of lead and one supplier of lead oxide for the production of Round Cell batteries for Lucent Technologies, Inc., we use a number of suppliers to satisfy our raw materials needs.

     ISO 9001 RECOGNITION. During fiscal 2000 we continued our program of ISO recognition, which assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001 certified at our Blue Bell, Pennsylvania Headquarters; Conshohocken, Pennsylvania R&D Battery Laboratories; Conyers, Georgia; Leola, Pennsylvania and Dunlap, Tennessee plants. Our Milwaukee, Wisconsin; Shanghai, China; Tucson, Arizona; Nogales, Mexico and Shannon, Ireland facilities are also ISO 9001 certified.


Competition
-----------

     Our products compete on the basis of:

         o         our reputation;
         o         product quality and reliability;
         o         customer service;
         o         delivery capability; and
         o         technology.

     We also offer competitive pricing, and we value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

     We are a producer of integrated reserve power systems and power electronics equipment with manufacturing facilities located in the United States, Mexico, Ireland and China. We believe that we are one of the four largest producers of reserve power systems in North America. In motive power, we believe that one competitor, Yuasa, Inc., has a significantly larger market share than we have. Our company, along with two other manufacturers, occupies a second tier of the motive power market in which we have a significantly larger market share than our smaller competitors.

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


Research and Development
------------------------

     We   maintain   extensive   technology    departments    concentrating   on
electrochemical and electronics technologies. We focus on:

         o         the design and development of new products;
         o         the ongoing development and improvement of existing products;
         o         sustaining engineering;
         o         production   engineering   (including   quality  testing  and
                   managing the expansion of production capacity); and
         o         the evaluation of competitive products.

     Our research and development facilities in North America and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing in order to better meet the needs of customers. We continue to develop new products in all of our businesses. During fiscal 2000, our Power Electronics Division successfully marketed the VKP Series(TM) and VSX Series(TM) of products to meet the unique requirements of sophisticated customers.


International Operations
------------------------

     In addition to our domestic manufacturing facilities, we have international manufacturing facilities in Mexico, Ireland and China. Products produced by our domestic, Mexican and Irish facilities are primarily shipped to the United States, and to a lesser extent, to Canada and Europe. Our joint venture facility in Shanghai, China manufactures industrial batteries that are sold primarily in China and Europe. International sales accounted for 16.7%, 11.7% and 11.6% of net sales for the years ended January 31, 2000, 1999 and 1998, respectively. Additional financial information regarding our international sales is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

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

     We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D POWERCOM(R), LIBERTY(R), LIBERTY SERIES(R) and DYNASTY(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our registered trademarks also include COMPUCHARGE(R), FERRO FIVE(R), GUARDIAN(R), GUARDSMAN(R), RANGER(R), RANGERNET(R) and SCOUT(R).


Employees
---------

     On March 31, 2000 we had approximately 3,400 employees. Of these employees, approximately 2,800 were employed in manufacturing and almost 600 were employed in field sales, technical, manufacturing support, sales support, marketing and administrative activities.

     Our management considers our employee relations to be satisfactory. Employees in three domestic plants are represented by three different unions under collective bargaining agreements.


Environmental Regulation
------------------------

     Our operations are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to, the following:

         o         requirements  relating  to the  handling,  storage,  use  and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes;
         o record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes;
         o         monitoring  and  permitting of air and water  emissions;  and
         o monitoring and protecting workers from unpermitted exposure to hazardous substances, including lead used in our manufacturing processes.

     We  operate  under  a  comprehensive   environmental,   health  and  safety
compliance program, which is headed by an environmental vice-president and staffed with trained environmental professionals. As part of our program, we:

         o prepare written environmental and health and safety practice manuals;
         o         conduct employee training seminars;

         o undertake periodic internal and external audits of our operations and environmental and health and safety programs;
         o         practice  and engage in routine  sampling and  monitoring  of employee chemical and physical exposure levels; and
         o         engage  in sampling  and monitoring of  potential  points  of environmental emissions.

     In addition, we also have installed certain pollution abatement equipment to reduce emissions of regulated pollutants into the environment. Our program monitors and seeks to resolve potential environmental liabilities that result from or may arise from current and historic hazardous materials handling and waste disposal practices. We have instituted a spent product recapture and recycling program for our facilities and our customers.

     While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we receive a notice of a non-compliance, we immediately take action to achieve compliance and work with the authorities to resolve satisfactorily the issues raised. The associated costs have not had a material effect on our business, financial condition or results of operations.

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

     In view of the potential financial effect such environmental liabilities could have, when we acquired the assets of our predecessor from Allied in January 1986, we secured an obligation from Allied to indemnify us from undisclosed environmental liabilities resulting from conditions existing as of the closing date. With the exception of four sites disclosed by Allied at the time of the acquisition, Allied has accepted indemnification responsibility for our potential liabilities at those third party owned or operated sites with respect to which we have been named as a potentially responsible party by the United States Environmental Protection Agency ("EPA") or state environmental agencies under the federal Superfund law or comparable state environmental laws.

     In March 1999 we received notification of our potential involvement at an additional site which occurred after the acquisition from Allied.

     With respect to the four sites not covered by the Allied indemnity and the site which occurred after the acquisition, based upon the most currently available information, we believe that our share of liability at these sites will not have a material adverse effect on our business, financial condition or results of operations. Moreover, we accrue reserves for environmental liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available.

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

     Our Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed of. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed and the full remediation report was submitted to the state on February 22, 1999. Additional information was requested and submitted to the state in March 2000. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     Together with JCI, we are conducting an assessment and remediation of contamination at our Milwaukee, Wisconsin facility, which we purchased as part of our acquisition of the Speciality Battery Division from JCI. The majority of this project is expected to be completed by the end of fiscal 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a cap of $1,750,000, (ii) any environmental liabilities at the facility which are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the facility to locations other than the facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

     We have received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We have submitted a compliance plan to the EPA. A penalty assessment could be made, however detailed information necessary to estimate any potential liability has not been determined.

     With respect to each of the properties described in the preceding four paragraphs, we have accrued a reserve in our consolidated financial statements for our estimate of the potential costs and liabilities associated with the potential contamination. The costs and potential liabilities for these matters, in our opinion, are not likely to affect materially our business, financial condition or results of operations.

     We are taking steps to apply for ISO 14001 certification at our Blue Bell, Pennsylvania headquarters, certain associated departments located in Conshohocken, Pennsylvania and our Conyers, Georgia manufacturing facility. ISO 14001 is a voluntary, international standard which is intended to provide organizations with the elements of an effective environmental management system which can be integrated with other management requirements to assist the achievement of other environmental and economic goals.

Item 2.  Properties
-------------------

     Set forth below is certain information, as of April 4, 2000, with respect to our principal properties.

                                                Square             Products Manufactured
                    Location                    Footage            at or Use of Facility
                    --------                    -------            ---------------------

United States Properties:
-------------------------
Milwaukee, Wisconsin (1)..................      302,000      Small standby power batteries, headquarters
                                                             of Dynasty Division
Attica, Indiana (1).......................      235,000      Large standby power batteries
Leola, Pennsylvania (1)...................      187,000      Large standby power batteries
Conyers, Georgia (1)......................      161,000      Small standby power batteries
Huguenot, New York (1)....................      148,000      Motive power batteries and large standby
                                                             power batteries
Conshohocken, Pennsylvania (1)............      136,000      Metal trays, metal racks and cabinets,
                                                             battery R&D laboratories, distribution center
Dunlap, Tennessee (2).....................       72,000      Motive power and standby power electronics
                                                             products, cabinets and metal racks
Tucson, Arizona (3).......................       57,000      DC to DC converters, power supplies,
                                                             headquarters of Power Electronics Division
                                                             and electronics R&D laboratories
Blue Bell, Pennsylvania (3)...............       39,000      World headquarters, Powercom and Motive
                                                             Power divisional headquarters

International Properties:
-------------------------
Shanghai, China  (4)......................      314,000      Small standby power batteries
Nogales, Sonora, Mexico (3)...............       83,000      DC to DC converters and power supplies
Romsey, Hampshire, United Kingdom (3).....       21,000      Distribution center
Mississauga, Ontario, Canada (3)..........       20,000      Canadian branch headquarters, sales office
                                                             and distribution center
Shannon, Ireland  (3).....................       19,000      DC to DC converters and electronics
                                                             R&D laboratory

(1)  Property is owned by C&D.

(2) The lease of the Dunlap property terminates in January 2004. We have an option to purchase the Dunlap property for $1,160,000 during the lease term.

(3)  Property is leased by C&D.

(4) Building is owned by the joint venture; however, the land is leased under a 50 year agreement, of which 45 years remain.

Item 3.  Legal Proceedings
--------------------------

     We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material to our financial condition or results of operations in any year. See "Business - Environmental Regulation" for a description of certain administrative proceedings in which we are involved. In addition, a former customer has filed a lawsuit against C&D alleging that we breached a contract and is seeking damages, costs, interest and attorney fees. We have not yet filed our answer or conducted any discovery; accordingly, we are unable to determine our liability, if any.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 14, 2000 was 3,300.

     The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                            Year Ended
                                        ------------------
                            January 31, 2000          January 31, 1999
                            ----------------          ----------------

     Fiscal Quarter          High       Low            High        Low
     --------------          ----       ---            ----        ---

First Quarter............  $26 5/8    $20 3/16       $28 7/16    $23 15/32
Second Quarter...........   31         25  3/4        29 7/16     25   3/8
Third Quarter............   38 3/4     30  1/8        27  1/8     19   7/8
Fourth Quarter...........   42 3/4     31  3/8        32  3/8     21   3/4

     DIVIDENDS. We began paying quarterly cash dividends on our Common Stock in April 1987. For the years ended January 31, 2000 and 1999 we declared quarterly dividends per share as follows:

                  1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
                  -----------      -----------      -----------     -----------

      2000          $0.02750         $0.02750         $0.02750       $0.02750
      1999*         $0.01375         $0.01375         $0.02750       $0.02750

* Adjusted to reflect C&D's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

     Our bank loan agreement permits quarterly dividends to be paid on our Common Stock so long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying quarterly dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

     On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock, outstanding on March 3, 2000 to the stockholders of record on that date. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a price of $300 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between C&D and ChaseMellon Shareholder Services, L.L.C., as rights agent. A summary of the Rights Agreement is included in C&D's Form 8-K Current Report filed with the Securities and Exchange Commission on February 28, 2000, which is incorporated by reference into this Form 10-K.

Item 6.  Selected Financial Data
--------------------------------

     The following selected historical financial data for the periods indicated have been derived from C&D's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and C&D's consolidated financial statements, which appear in Items 7 and 14 of this Form 10-K.

                                                                      Fiscal Year
(IN THOUSANDS, EXCEPT SHARE AND               --------------------------------------------------------------
      PER SHARE DATA)
                                               2000(1)        1999           1998       1997(2)        1996
                                              ---------      ------         ------     ---------      ------

Statement of Income Data:
-------------------------

Net sales...............................      $465,570      $313,966       $308,054    $286,907      $242,422
Cost of sales...........................       341,190       227,796        226,880     219,819       185,808
                                               -------       -------        -------     -------       -------
  Gross profit..........................       124,380        86,170         81,174      67,088        56,614
Selling, general and
  administrative expenses...............        59,315        40,344         39,333      34,499        27,781
Research and development
  expenses..............................         8,941         8,255          8,610       8,143         6,196
                                               -------       -------        -------     -------       -------
Operating income........................        56,124        37,571         33,231      24,446        22,637

Interest expense, net...................         7,946           126          1,129       1,396         1,063
Other (income) expense, net.............           (20)          211          1,058          (8)          423
                                               -------       -------        -------     -------       -------

Income before income taxes and
  minority interest.....................        48,198        37,234         31,044      23,058        21,151
Provision for income taxes..............        17,737        13,154         11,359       8,121         7,107
                                               -------       -------        -------     -------       -------
Net income before minority interest.....        30,461        24,080         19,685      14,937        14,044
Minority interest.......................           619          -              -           -             -
                                               -------       -------        -------     -------       -------
Net income..............................      $ 29,842      $ 24,080       $ 19,685    $ 14,937      $ 14,044
                                               =======       =======        =======     =======       =======

Net income per common share (3)*........      $   2.34      $   1.95       $   1.61    $   1.19      $   1.16
                                               =======       =======        =======     =======       =======

Net income per common share -
  assuming dilution (4)*................      $   2.29      $   1.88       $   1.56    $   1.16      $   1.09
                                               =======       =======        =======     =======       =======

Dividends per common share*.............      $    .11      $    .08       $    .06    $    .06      $    .06
                                               =======       =======        =======     =======       =======

Balance Sheet Data:

Working capital.........................      $ 65,079      $ 63,688       $ 47,342    $ 45,436      $ 50,302
Total assets............................       354,115       185,642        166,498     159,973       130,827
Short-term debt.........................        20,393           532            321         476           200
Long-term debt..........................        76,459         1,750         10,267      29,351        15,417
Stockholders' equity....................       162,066       123,538         97,305      74,906        68,926
----------

* Per share amounts have been adjusted to reflect C&D's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                     (footnotes begin on the following page)
                                       16

     (1) Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of JCI including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company has continued using the assets acquired in such business. On August 2, 1999 the Company completed the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries, the latter products for the Chinese market only. The Company has continued the joint venture operations in such business. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest of the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D. See notes to consolidated financial statements.

     (2) In February 1996, we acquired substantially all the assets of LH, a producer and marketer of standard power supply systems for the electronics industry. Effective March 12, 1996, we acquired from Burr-Brown Corporation its entire interest in PCC, consisting of 1,044,418 shares of PCC common stock and all outstanding preferred stock. In addition, we acquired or repaid the indebtedness of PCC. In April 1996, we acquired 190,000 shares of PCC common stock from the former chief executive officer of PCC which together with the shares previously acquired represented in excess of 99.6% of the outstanding PCC common stock. In May 1996, we purchased all remaining shares of PCC common stock and shares of PCC common stock issuable upon exercise of stock options. PCC produced DC to DC converters used in communications, computer, medical, industrial and instrumentation markets and also produced battery chargers for cellular phones.

     (3) Based on 12,764,889,  12,365,183, 12,221,370, 12,517,108 and 12,078,904
weighted average shares outstanding (as adjusted for the Company's July 24, 1998 two-for-one stock split effected in the form of a 100% stock dividend, where appropriate), for fiscal 2000, 1999, 1998, 1997 and 1996, respectively.

     (4) Based on 13,044,201,  12,835,862, 12,631,824, 12,878,330 and 12,902,578
weighted average shares outstanding (as adjusted for the Company's July 24, 1998 two-for-one stock split effected in the form of a 100% stock dividend, where appropriate), and the effect of shares issuable under stock options based on the treasury stock method for fiscal 2000, 1999, 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     ALL DOLLAR AMOUNTS IN THIS ITEM 7 ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PER POUND LEAD AMOUNTS.


Impact of Economy and Shift in Customer Demand
----------------------------------------------

     During fiscal 2000, primarily due to continued improved domestic economic conditions, there was a higher demand for our standby power products sold by the Powercom Division.


Raw Material Pricing and Productivity
-------------------------------------

     Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 2000, 1999 and 1998, the average North American producer price of lead was $.45, $.47 and $.48 per pound, respectively.

     We have a long-term cost containment program to maximize manufacturing efficiency. Under the program, we continue to allocate a significant amount of our normal annual capital expenditures to cost containment and productivity improvement projects.


Inflation
---------

     The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Our ability to pass along inflationary cost increases through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. We believe that, over recent years, we have been able to offset inflationary cost increases by:

         o         effective raw materials purchasing  programs;
         o         price increases of our products;
         o         increases in labor productivity; and
         o         improvements in overall manufacturing efficiencies.

Results of Operations
---------------------

     The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                                           Fiscal Year
                                                               ------------------------------

                                                               2000         1999         1998
                                                               ----         ----         ----


      Net sales............................................    100.0%       100.0%       100.0%
      Cost of sales........................................     73.3         72.6         73.6
                                                               -----        -----        -----

        Gross profit.......................................     26.7         27.4         26.4

      Selling, general and administrative expenses.........     12.8         12.8         12.8
      Research and development expenses....................      1.9          2.6          2.8
                                                               -----        -----        -----

        Operating income...................................     12.0         12.0         10.8

      Interest expense, net................................      1.7          -            0.4
      Other expense, net...................................      -            0.1          0.3
                                                               -----        -----        -----

        Income before income taxes and minority interest...     10.3         11.9         10.1

      Provision for income taxes...........................      3.8          4.2          3.7
                                                               -----        -----        -----

        Net income before minority interest................      6.5          7.7          6.4

      Minority interest....................................      0.1          -            -
                                                               -----        -----        -----

        Net income.........................................      6.4%         7.7%         6.4%
                                                               =====        =====        =====


Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

     All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Effective March 1, 1999, C&D purchased substantially all of the assets of the Specialty Battery Division of JCI, a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries, the latter for the Chinese market only. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D.

     Net sales for fiscal 2000 increased $151,604 or 48 percent to $465,570 from $313,966 in fiscal 1999. This increase was primarily due to sales of $109,753 recorded by the Dynasty Division (including the sales of the joint venture in China), coupled with higher sales by the Powercom and Motive Power Divisions, partially offset by lower Power Electronics divisional sales. Sales by the Powercom Division increased $43,826 or 25 percent over the prior year primarily due to higher sales to the telecommunications market. Motive Power divisional sales increased $3,628 or five percent over fiscal 1999 mainly as a result of higher sales of motive power chargers. Fiscal 2000 sales by the Power
Electronics Division decreased $5,603 or eight percent versus the prior year primarily due to lower sales of custom power supplies and cellular phone battery chargers, partially offset by higher DC to DC converter sales.

     Gross profit for fiscal 2000 increased $38,210 or 44 percent to $124,380 from $86,170 in the prior year. The increase in gross profit during fiscal 2000 was primarily due to the gross profit generated by the Dynasty Division (including gross profits of the joint venture in China), as well as increased gross profits related to the higher sales volumes provided by the Powercom Division, partially offset by lower gross profits from the Power Electronics Division. Motive Power gross profit in fiscal 2000 increased slightly over the prior year. The decrease in the gross profit of the Power Electronics Division during fiscal 2000 versus the prior year was mainly due to: (i) lower sales volumes; (ii) a $2,000 inventory charge for slow moving inventory; and (iii) $376 related to a restructuring charge. This restructuring charge, which occurred during the first quarter of fiscal 2000, consisted of a $1,627 pre-tax charge (or $.08 per share after-tax), primarily related to the restructuring of the Power Electronics Division (see "Restructuring Charge" below). The restructuring charge included $376 related to inventory obsolescence that was charged to cost of sales. The balance of the restructuring charge, or $1,251 was charged to selling, general and administrative expenses.

     Selling, general and administrative expenses for fiscal 2000 increased $18,971 or 47 percent over the prior year. This increase was primarily due to higher expenses (including amortization of goodwill and intangible assets) related to the acquisition of the Dynasty Division and the aforementioned $1,251 restructuring charge. Also contributing to this increase was higher Motive Power divisional fixed selling expenses due to warranty and sales branch expenses coupled with higher selling expenses of the Powercom Division related to increased sales volumes during fiscal 2000. These increases were partially offset by lower selling expenses of the Power Electronics Division during fiscal 2000 compared to the prior year.

     Research and development expenses increased $686 in fiscal 2000 over the prior year, primarily as a result of costs incurred by the recently acquired Dynasty Division and higher research and development expenses related to the Powercom and Motive Power Divisions. These increases were partially offset by lower research and development expense incurred by the Power Electronics Division during fiscal 2000 versus the prior year.

     Operating income increased $18,553 or 49 percent to $56,124 from $37,571 in the prior year (after the aforementioned $1,627 restructuring charge and $2,000 inventory charge for slow moving inventory). This increase was primarily the result of operating income generated by the Dynasty Division (including operating income of the joint venture in China) of $19,222, coupled with higher Powercom divisional operating income of $9,865, partially offset by lower Motive Power operating income of $2,275 and an operating loss in the Power Electronics Division, compared to operating income in the prior year.

     Interest expense, net, increased $7,820 in fiscal 2000 compared to the prior year primarily due to higher debt balances outstanding used to finance the current year acquisition of the Dynasty Division.

     Other income, net, for fiscal 2000 was $20 versus other expense, net, of $211 in fiscal 1999 mainly as a result of higher prompt payment discounts and non-operating income in fiscal 2000, partially offset by higher foreign exchange and financial services expenses.

     Income tax expense for fiscal 2000 increased $4,583 from fiscal 1999, primarily as a result of higher income before income taxes and an increase in the effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits, and foreign operations. The effective tax rate for fiscal 2000 increased to 36.8 percent from 35.3 percent in the prior year mainly due to less tax benefits associated with our foreign operations, research and development tax credit and foreign sales corporation.

     Minority interest of $619 in fiscal 2000 reflects the 33 percent ownership of the joint venture battery business located in Shanghai, China that is not owned by C&D.

     As a result of the above, for fiscal 2000, net income increased $5,762 or 24 percent to $29,842 or $2.34 per common share - basic and $2.29 per common share - assuming dilution.

Restructuring Charge
--------------------

     During the first quarter of fiscal 2000, we recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the year ended January 31, 2000. The primary purpose of the restructuring was to improve the profitability of our Power Electronics Division by reducing labor costs, overhead and improving logistics management. As a result, we expect the restructuring to result in lower operating costs estimated to yield annual savings of approximately $1,000. We began to realize these operational savings during the fourth quarter of fiscal 2000. The restructuring charge consisted of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of our former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production primarily to our existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Details of the restructuring charge are as follows:

                                                                     Balance at
                                           Cash        Non-Cash      January 31,
                            Provision   Reductions     Activity         2000
                            ---------   ----------     --------         ----

Write-off of inventory...   $  376            -        $ (376)            -

Write-down of property,
  plant and equipment....      355            -          (355)            -

Employee severance.......      741        $ (485)          -          $  256

Other....................      155          (155)          -              -
                             -----         -----        -----          -----

Total....................   $1,627        $ (640)      $ (731)        $  256
                             =====         =====        =====          =====

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. We completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics' Costa Mesa, California facility, and two former officers of C&D. All employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

     Net sales for fiscal 1999 increased $5,912 or two percent to $313,966 from $308,054 in fiscal 1998. This was a result of an increase in sales by the Powercom and Motive Power Divisions, up nine percent and four percent, respectively, partially offset by a 13 percent decrease in sales by the Power Electronics Division. The increase in Powercom divisional sales was primarily due to higher sales to the telecommunications and control markets in fiscal 1999 versus the prior year. Power Electronics divisional sales were lower in fiscal 1999 compared to fiscal 1998 due to lower power conversion sales to both the telecommunications and non-telecommunications markets. Power Electronics telecommunications sales were lower in fiscal 1999 due to lower sales of cellular phone battery chargers. On a company-wide basis, telecommunications-related sales were approximately 50 percent of total C&D sales during fiscal 1999 versus 49 percent in fiscal 1998.

     Gross profit for fiscal 1999 increased $4,996 or six percent to $86,170 from $81,174 in the prior year, resulting in a gross margin of 27.4 percent versus 26.4 percent in the prior fiscal year. Gross margin increased as a result of improved gross margin in the Powercom Division due to lower material costs and improved operating efficiencies, as well as improved Motive Power divisional gross margin related to lower material costs. Power Electronics divisional gross margin decreased in fiscal 1999 versus the prior year primarily as a result of lower sales volumes.

     Selling, general and administrative expenses for fiscal 1999 increased $1,011 or three percent over the prior year due to higher selling expenses, partially offset by lower general and administrative expenses. Selling expenses increased in fiscal 1999 over fiscal 1998 due to higher commission expenses and higher payroll and new Motive Power divisional sales branch location related costs. General and administrative expenses were lower in fiscal 1999 compared to the prior year due to the absence in fiscal 1999 of costs related to the accelerated write-off of goodwill and intangible assets associated with LH (due to impairment) that occurred in fiscal 1998, lower costs associated with the resolution of legal disputes and lower consulting costs. During fiscal 1998 we determined that there was an impairment of certain assets arising from the LH acquisition based on the undiscounted net cash flows of the underlying assets. An impairment loss of $1,185 was recorded for the write-off of goodwill in the amount of $588 and intangible assets in the amount of $567 which were determined to have a fair value of zero. The write-off did not include any tangible assets.

     Research and development expenses remained proportional to sales as a relative percentage for both fiscal 1999 and 1998 at approximately three percent of sales.

     Operating income increased $4,340 to $37,571 in fiscal 1999 compared to $33,231 in fiscal 1998 as a result of higher Powercom divisional operating income, flat Motive Power divisional operating income and lower Power Electronics divisional operating income. During the fourth quarter of fiscal 1999, our Power Electronics Division incurred an operating loss.

     Interest expense, net, decreased to $126 in fiscal 1999 from $1,129 in fiscal 1998 primarily due to lower outstanding debt balances during fiscal 1999.

     Other expense, net, decreased $847 from fiscal 1998 to fiscal 1999 primarily due to the absence in the current year of amortization expense associated with the write-off of capitalized debt acquisition costs in the amount of $434 related both to our credit facility and the Development Authority of Rockdale

County Industrial Revenue Bonds which were written-off due to the renegotiation of our credit facility and the early payment of the Development Authority of Rockdale County Industrial Revenue Bonds, respectively. Also contributing to this decrease was higher prompt payment discounts in fiscal 1999 versus the prior year and a lower foreign exchange loss in fiscal 1999 compared to fiscal 1998.

     Income tax expense increased $1,795 from fiscal 1998 to fiscal 1999, primarily due to higher levels of income before income taxes, which was partially offset by a decrease in the effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits, and foreign operations. The effective tax rate for fiscal 1999 decreased to 35.3 percent from 36.6 percent in the prior year mainly due to increased tax benefits associated with our foreign operations and research and development tax credit, partially offset by a reduced tax benefit from the foreign sales corporation.

     As a result of the above, for fiscal 1999, net income rose 22 percent from fiscal 1998 to $24,080 or $1.95 per common share - basic and $1.88 per common share - assuming dilution.


Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities increased $35,128 or 133 percent to $61,550 in fiscal 2000 compared to $26,422 in fiscal 1999. The increase in net cash provided by operating activities during fiscal 2000 was primarily due to: (i) an increase in net income; (ii) an increase in depreciation and amortization (mainly associated with the acquisition of the Dynasty Division);
(iii) a decrease in inventory during the current year versus an increase in the prior year; (iv) a larger increase in accounts payable; (v) a larger increase in accrued liabilities (mainly due to increased accruals related to sales volume rebates, commissions and accrued interest associated with the higher debt levels); and (vi) an increase in income taxes payable during fiscal 2000 compared to a decrease in the same period of the prior year. These changes, resulting in higher net cash provided by operating activities, were partially offset by a larger increase in accounts receivable during fiscal 2000 compared to the prior year primarily due to higher sales volumes in fiscal 2000.

     Net cash used by investing activities totaling $149,491 for fiscal 2000 includes our purchase of the Specialty Battery Division of JCI and the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China.

     Net cash provided by financing activities was $90,050 for fiscal 2000 versus net cash used of $6,896 in the prior year. Proceeds from new borrowings in fiscal 2000 were used primarily for the funding of the aforementioned acquisitions.

     On March 1, 1999 we entered into a credit agreement in which the lenders named therein, and Bank of America (formerly NationsBank, N.A.) as administrative agent, provided a $220,000 credit facility consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000. The funds borrowed under this credit agreement were used to finance the aforementioned acquisitions, working capital and certain other expenditures and to refinance existing debt. Our availability under the current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 2000 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2001 capital expenditures are expected to exceed $50,000 for similar purposes.


Year 2000
---------

     We recognized the need to ensure that our operations would not be adversely affected by Year 2000 computer problems, and thus developed and implemented a Year 2000 Readiness Plan. Our plan addressed the following four areas:

         o information technology systems (consisting of computer hard-ware and software related to our business systems as well as our engineering and test equipment);
         o non-information technology systems (including embedded technology such as microcontrollers, which are typically found in such things as telephone systems, security systems, fax machines, etc.);
         o         products sold to customers; and
         o third party issues (including significant suppliers and customers).

     Our Year 2000 Readiness Plan generally included the following phases for each of the four areas noted above:

         o         identification and risk assessment;
         o         development and implementation of a remediation plan;
         o         acceptance testing; and
         o         contingency planning for high risk critical areas.

     We believe that the Year 2000 problem was successfully addressed through our Year 2000 initiatives. We did not experience any difficulties related to the Year 2000 problem on January 1, 2000 and have not experienced any Year 2000 difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. We will continue to monitor our systems for potential Year 2000 difficulties through the remainder of calendar year 2000.

     We believe the costs directly related to addressing our Year 2000 problem were not material. These costs were paid from internal funds and were expensed. To date, 100 percent of the total Year 2000 project costs have been incurred. We have not tracked the internal costs incurred in connection with addressing the Year 2000 problem, however we believe that such costs consist principally of the related payroll costs for our information systems group and are not material. No other significant information technology projects were deferred due to our Year 2000 efforts.


Conversion to the Euro Currency
-------------------------------

     On January 1, 1999, the Euro was adopted as the common legal currency, in coexistence with the national currencies for European Union member nations until January 1, 2002. We have made necessary adjustments to our processes to ensure compliance during the three year transitional period that ends January 1, 2002. After this transitional period, the Euro becomes the sole legal currency for the European

Union member nations and all of our records of the national currencies will be converted to the Euro equivalent at that time. We do not expect the Euro adoption to have a material adverse impact on our financial condition or results of operations.


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


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

ALL DOLLAR AMOUNTS IN THIS ITEM 7A ARE IN THOUSANDS.


Market Risk Factors
-------------------

     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for trading purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. (See "Derivative Financial Instruments" in the Summary of Significant Accounting Policies, Note 1, and Fair Value of Financial Instruments, Note 12.)

     Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments was $96,852 and $2,282 at January 31, 2000 and 1999, respectively. The debt instruments are subject to variable rate interest and therefore the market value is not sensitive to interest rate movements.

     The interest rate swap contracts are entered into in order to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market.

     The net market value of our interest rate swaps was $1,165 and $(114) at January 31, 2000 and 1999, respectively. A 100-basis point increase in rates at January 31, 2000 and 1999 would result in an $861 and a $231 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2000 and 1999 would result in an $878 and a $231 decrease in the market value, respectively.

     The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

     We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the Canadian Dollar and the Euro. These financial instruments represent a net market value of $49 and $101 at January 31, 2000 and 1999, respectively.

     To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% devaluation of the Canadian Dollar and Euro to the US Dollar.

     The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2000 and 1999, a 10% strengthening of the US Dollar versus the Canadian Dollar and the Euro would result in an increase of the net market value of the forwards and swaps of $178 and $201, respectively. At January 31, 2000 and 1999, a 10% weakening of the US Dollar versus the Canadian Dollar and the Euro would result in a decrease in the net market value of the forwards and swaps of $35 and $307, respectively.

     The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2000 and 1999, respectively.

     Foreign exchange forwards and swap contracts are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated herein by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year covered by this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

          (1) The following financial statements are included in this report on Form 10-K:

               C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

               Report of Independent Accountants

               Consolidated Balance Sheets as of January 31, 2000 and 1999

               Consolidated Statements of Income for the years ended January 31, 2000, 1999 and 1998

               Consolidated Statements of Stockholders' Equity for the years ended January 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998

               Consolidated Statements of Comprehensive Income for the years ended January 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

          (2) The following financial statement schedule is included in this report on Form 10-K:

               C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2000, 1999 and 1998

               II. Valuation and Qualifying Accounts

          (3)  Exhibits:

               3.1 Restated Certificate of Incorporation of C&D, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to C&D's Current Report on Form 8-K dated June 30, 1998).

               3.2  Amended and Restated By-laws of C&D (filed herewith).

               4.1 Rights Agreement dated as of February 22, 2000 between C&D and ChaseMellon Shareholder Services, L.L.C., as rights agent, which includes as Exhibit B thereto the form of rights certificate (incorporated by reference to Exhibit 1 to C&D's Form 8-A Registration Statement filed on February 28, 2000).

               10.1 Purchase  Agreement  dated November 27, 1985,  among Allied,
                    Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986 (incorporated by reference to Exhibit 10.1 to C&D's Registration Statement on Form S-1, No. 33-10889).

               10.2 Agreement  dated  December  15, 1986  between C&D and Allied
                    (incorporated   by   reference  to  Exhibit  10.2  to  C&D's
                    Registration Statement on Form S-1, No. 33-10889).

               10.3 Lease  Agreement  dated  February  15,  1994 by and  between
                    Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D)
                    (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999).

               10.4 Purchase and Sale  Agreement,  dated as of November 23, 1998 among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser (incorporated by reference to Exhibit 2.1 to C&D's Current Report on Form 8-K dated March 1, 1999).

               10.5 Credit  Agreement,  dated as of March 1, 1999 among C&D,  as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America (formerly NationsBank, N.A.), as administrative agent (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated March 1, 1999); First Amendment dated February 18, 2000 of our Credit Agreement dated as of March 1, 1999 among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America (formerly NationsBank, N.A.), as administrative agent (filed herewith).

Management Contracts or Plans
-----------------------------

               10.6 Charter   Power   Systems,   Inc.  1996  Stock  Option  Plan
                    (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31,
                    1996), First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999
                    (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31,
                    1999).

               10.7 C&D  Technologies,  Inc.  Amended  and  Restated  1998 Stock
                    Option Plan (filed herewith). (This plan is being submitted for stockholder approval at the 2000 annual meeting.)

               10.8 C&D  Technologies,   Inc.  Savings  Plan  (October  1,  1997
                    Restatement) (incorporated by reference to Exhibit 10.4 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998), First Amendment to C&D Technologies, Inc. Savings Plan (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on form 10-Q for the quarter ended October 31, 1999), Second Amendment to C&D Technologies, Inc. Savings Plan (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).

               10.9 C&D Technologies,  Inc. Pension Plan for Salaried  Employees
                    as restated and amended (incorporated by reference to Exhibit 10.10 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1996); Third Amendment thereto dated February 18, 1997 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fourth Amendment thereto dated January 27, 1998 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fifth Amendment thereto dated January 28, 1999 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1999), Sixth Amendment thereto dated April 27, 1999 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

              10.10 Supplemental   Executive   Retirement   Plan   (amended  and
                    restated) as of October 22, 1998 (incorporated by reference to Exhibit 10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1999), Amendment to Appendix A of the Supplemental Executive Retirement Plan Amended and Restated as of November 22, 1999 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999).

              10.11 C&D Technologies,  Inc. Incentive  Compensation Plan for the
                    year ended January 31, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999).

              10.12 Employment  Agreement  dated March 1, 1994 between A. Gordon
                    Goodyear and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994); Amendment thereto dated April 3, 1995 (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995).

              10.13 Employment  Agreement  dated March 31, 2000  between Wade H.
                    Roberts, Jr. and C&D (filed herewith).

              10.14 Employment  Agreement  dated March 31, 2000 between  Stephen
                    E. Markert, Jr. and C&D (filed herewith).

              10.15 Employment  Agreement  dated March 31, 2000 between Linda R.
                    Hansen and C&D (filed herewith).

              10.16 Employment  Agreement  dated March 31, 2000  between Mark Z.
                    Sappir and C&D (filed herewith).

              10.17 Employment  Agreement  dated March 31, 2000  between  Bernie
                    Radecki and C&D (filed herewith).

              10.18 Employment  Agreement  dated March 31, 2000 between  Charles
                    Giesige, Sr. and C&D (filed herewith).

              10.19 Employment  Agreement  dated March 31, 2000  between John J.
                    Murray, Jr. and C&D (filed herewith).

              10.20 Employment  Agreement dated March 31, 2000 between John Rich and C&D (filed herewith).

              10.21 Employment  Agreement dated March 31, 2000 between Apostoles
                    T. Kambouroglou and C&D (filed herewith).

              10.22 Employment  Agreement  dated March 31, 2000 between  Kathryn
                    Bullock and C&D (filed herewith).

              10.23 Separation  Agreement  dated  March  2000  between  Larry W.
                    Moore and C&D (filed herewith).

               21   Subsidiaries of C&D (filed herewith).

               23   Consent of Independent Accountants (filed herewith).

               27   Financial Data Schedule (filed herewith).

     (b)  REPORTS  ON FORM 8-K.
          No reports on Form 8-K were filed by C&D during the last quarter of the period covered by this report.

          On February 28, 2000, C&D filed a Form 8-K current report under Item 5 to report the adoption of the Stockholder Rights Agreement between C&D and ChaseMellon Shareholder Services, L.L.C., as rights agent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C&D TECHNOLOGIES, INC.

     April  27, 2000                      By: /s/ Wade H. Roberts, Jr.
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

         Signature                       Title                       Date
         ---------                       -----                       ----

/s/ Wade H. Roberts, Jr.       President, Chief Executive        April 27, 2000
---------------------------    Officer and Director
    Wade H. Roberts, Jr.       (Principal Executive Officer)

/s/ Stephen E. Markert, Jr.    Vice President Finance            April 27, 2000
---------------------------    (Principal Financial and
    Stephen E. Markert, Jr.    Accounting Officer)

/s/ William Harral, III        Director, Chairman                April 27, 2000
---------------------------
    William Harral, III

/s/ Adrian A. Basora           Director                          April 27, 2000
---------------------------
    Adrian A. Basora

/s/ Peter R. Dachowski         Director                          April 27, 2000
---------------------------
    Peter R. Dachowski

/s/ Kevin P. Dowd              Director                          April 27, 2000
---------------------------
    Kevin P. Dowd

/s/ Glenn M. Feit              Director                          April 27, 2000
---------------------------
    Glenn M. Feit

/s/ Pamela S. Lewis            Director                          April 27, 2000
---------------------------
    Pamela S. Lewis

/s/ George MacKenzie           Director                          April 27, 2000
---------------------------
    George MacKenzie

/s/ John A. H. Shober          Director                          April 27, 2000
---------------------------
    John A. H. Shober

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                       Page

         Report of Independent Accountants.....................        F-2

         Consolidated Balance Sheets as of
           January 31, 2000 and 1999...........................        F-3

         Consolidated Statements of Income
           for the years ended January 31, 2000, 1999
           and 1998............................................        F-4

         Consolidated Statements of
           Stockholders' Equity for the years
           ended January 31, 2000, 1999 and 1998...............        F-5

         Consolidated Statements of Cash Flows
           for the years ended January 31, 2000, 1999
           and 1998............................................        F-6

         Consolidated Statements of Comprehensive
           Income for the years ended January 31, 2000,
           1999 and 1998.......................................        F-8

         Notes to Consolidated Financial Statements............        F-9


FINANCIAL STATEMENT SCHEDULE
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 2000, 1999 and 1998

         Schedule II.  Valuation and Qualifying Accounts.......        S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of C&D Technologies, Inc. and subsidiaries (the "Company") at January 31, 2000 and January 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 10, 2000

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                             (Dollars in thousands)


                                                             2000        1999
                                                             ----        ----
ASSETS

Current assets:
    Cash and cash equivalents............................ $  7,121    $  5,003
    Accounts receivable, less allowance for doubtful
        accounts of $3,080 in 2000 and $1,635 in 1999....   76,161      44,232
    Inventories..........................................   60,965      49,855
    Deferred income taxes................................   10,158       7,305
    Other current assets.................................    1,256       2,318
                                                           -------     -------
        Total current assets.............................  155,661     108,713
Property, plant and equipment, net.......................  100,813      62,388
Deferred income taxes....................................      803        -
Intangible and other assets, net.........................   22,692       4,393
Goodwill, net............................................   74,146      10,148
                                                           -------     -------
        Total assets..................................... $354,115    $185,642
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt...................................... $ 20,393    $    532
    Accounts payable.....................................   36,680      23,997
    Accrued liabilities..................................   26,996      17,714
    Income taxes.........................................    2,018        -
    Other current liabilities............................    4,495       2,782
                                                           -------     -------
        Total current liabilities........................   90,582      45,025
Deferred income taxes....................................     -          2,887
Long-term debt...........................................   76,459       1,750
Other liabilities........................................   20,663      12,442
                                                           -------     -------
        Total liabilities................................  187,704      62,104
                                                           -------     -------

Commitments and contingencies

Minority interest........................................    4,345        -

Stockholders' equity:
    Common stock, $.01 par value, 75,000,000
        shares authorized; 13,933,740 and 13,368,719
        shares issued in 2000 and 1999, respectively.....      139         134
    Additional paid-in capital...........................   53,969      43,429
    Treasury stock, at cost, 905,102 shares..............  (10,819)    (10,819)
    Accumulated other comprehensive loss.................     (617)       (169)
    Retained earnings....................................  119,394      90,963
                                                           -------     -------
        Total stockholders' equity.......................  162,066     123,538
                                                           -------     -------
        Total liabilities and stockholders' equity....... $354,115    $185,642
                                                           =======     =======


                 See notes to consolidated financial statements.
                                       F-3

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)



                                                   2000       1999       1998
                                                   ----       ----       ----

Net sales.....................................  $465,570   $313,966   $308,054
Cost of sales.................................   341,190    227,796    226,880
                                                 -------    -------    -------
      Gross profit............................   124,380     86,170     81,174

Selling, general and administrative
      expenses................................    59,315     40,344     39,333
Research and development expenses.............     8,941      8,255      8,610
                                                 -------    -------    -------
      Operating income........................    56,124     37,571     33,231

Interest expense, net.........................     7,946        126      1,129
Other (income) expense, net...................       (20)       211      1,058
                                                 -------    -------    -------
      Income before income taxes
        and minority interest.................    48,198     37,234     31,044

Provision for income taxes....................    17,737     13,154     11,359
                                                 -------    -------    -------
      Net income before minority
        interest..............................    30,461     24,080     19,685

Minority interest.............................       619       -          -
                                                 -------    -------    -------
      Net income..............................  $ 29,842   $ 24,080   $ 19,685
                                                 =======    =======    =======

Net income per common share*..................  $   2.34   $   1.95   $   1.61

Net income per common share -
      assuming dilution*......................  $   2.29   $   1.88   $   1.56

* Per share amounts have been adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.







                 See notes to consolidated financial statements.
                                       F-4

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                                                            Notes     Accumulated
                                         Common Stock     Additional    Treasury Stock    Receivable     Other
                                      ------------------   Paid-In    -----------------     From     Comprehensive  Retained
                                      Shares*    Amount*   Capital*   Shares*    Amount  Stockholders    Loss       Earnings
                                      -------    -------   --------   -------    ------  ------------    ----       --------

     Balance as of
       January 31, 1997..........    13,094,952    $130    $39,261   (941,102) $(11,232)   $(1,636)    $(510)      $ 48,893
     Net income..................                                                                                    19,685
     Dividends to stockholders,
       $.055 per share*..........                                                                                      (673)
     Principal payments on
       stockholder notes.........                                                              664
     Amortization of discount on
       stockholder notes.........                                                              (57)
     Tax effect relating to stock
       options exercised.........                              564
     Minimum pension liability
       adjustment................                                                                        136
     Cumulative translation
       adjustment................                                                                        126
     Issuance of common stock....                              434     36,000       413
     Stock options exercised.....       133,946       2      1,105
                                     ----------     ---     ------   --------   -------     ------      ----        -------
     Balance as of
        January 31, 1998.........    13,228,898     132     41,364   (905,102)  (10,819)    (1,029)     (248)        67,905

     Net income..................                                                                                    24,080
     Dividends to stockholders,
       $.0825 per share*.........                                                                                    (1,022)
     Principal payments on
       stockholder notes.........                                                            1,057
     Amortization of discount on
       stockholder notes.........                                                              (28)
     Tax effect relating to stock
       options exercised.........                              792
     Cumulative translation
       adjustment................                                                                         79
     Issuance of common stock....         2,484                 72
     Stock options exercised.....       137,337       2      1,201
                                     ----------     ---     ------   --------   -------     ------      ----        -------
     Balance as of
       January 31, 1999..........    13,368,719     134     43,429   (905,102)  (10,819)      -         (169)        90,963

     Net income..................                                                                                    29,842
     Dividends to stockholders,
       $.11 per share............                                                                                    (1,411)
     Tax effect relating to stock
       options exercised.........                            3,736
     Cumulative translation
       adjustment................                                                                       (448)
     Issuance of common stock....         5,293                161
     Stock options exercised.....       559,728       5      6,643
                                     ----------     ---     ------   --------   -------     ------      ----        -------
     Balance as of
       January 31, 2000..........    13,933,740    $139    $53,969   (905,102) $(10,819)   $  -        $(617)      $119,394
                                     ==========     ===     ======   ========   =======     ======      ====        =======

* Adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                 See notes to consolidated financial statements.
                                       F-5

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)


                                                            2000        1999          1998
                                                            ----        ----          ----

Cash flows provided (used) by operating activities:
  Net income   ........................................ $  29,842   $  24,080     $  19,685
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Minority interest....................................       619        -             -
  Depreciation and amortization........................    21,671      11,289        11,824
  Deferred income taxes................................    (3,047)          1        (2,338)
  Loss on disposal of assets...........................       988         224           175
  Changes in:
        Accounts receivable............................   (12,100)     (1,498)       (1,182)
        Inventories....................................     1,466      (9,075)       (1,856)
        Other current assets...........................       486        (471)         (450)
        Accounts payable...............................     5,224       1,191          (933)
        Accrued liabilities............................     4,648       1,617         1,566
        Income taxes payable...........................     6,059      (2,777)        3,447
        Other current liabilities......................       913        (464)       (1,036)
        Other liabilities..............................     3,990       1,944         2,593
  Other, net...........................................       791         361           477
                                                         --------    --------      --------
Net cash provided by operating activities..............    61,550      26,422        31,972
                                                         --------    --------      --------

Cash flows provided (used) by investing activities:
  Acquisition of businesses, net.......................  (134,878)       -             -
  Acquisition of property, plant and equipment.........   (14,710)    (15,761)      (13,640)
  Proceeds from disposal of property,
    plant and equipment................................        97          69            41
  Change in restricted cash............................      -           -                1
                                                         --------    --------      --------
Net cash used by investing activities..................  (149,491)    (15,692)      (13,598)
                                                         --------    --------      --------
Cash flows provided (used) by financing activities:
  Repayment of debt....................................   (17,374)     (8,308)      (19,239)
  Proceeds from new borrowings.........................   104,898        -             -
  Financing costs of long-term debt....................    (2,727)       -             -
  Repayment of notes receivable from stockholders......      -          1,057           664
  Proceeds from issuance of common stock, net..........     6,648       1,203         1,107
  Payment of common stock dividends....................    (1,395)       (848)         (671)
                                                         --------    --------      --------
Net cash provided (used) by financing activities.......    90,050      (6,896)      (18,139)
                                                         --------    --------      --------
Effect of exchange rate changes on cash................         9           2           (20)
                                                         --------    --------      --------
Increase in cash and cash equivalents..................     2,118       3,836           215
Cash and cash equivalents at beginning of year.........     5,003       1,167           952
                                                         --------    --------      --------
Cash and cash equivalents at end of year............... $   7,121   $   5,003     $   1,167
                                                         ========    ========      ========


                 See notes to consolidated financial statements.
                                       F-6

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)



                                                    2000       1999        1998
                                                    ----       ----        ----


SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

     Interest paid, net........................  $  7,417    $   415     $ 1,599

     Income taxes paid, net....................  $ 14,733    $15,927     $10,251



SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Acquired businesses:
     Estimated fair value of assets acquired... $  80,909    $   -       $   -
     Goodwill  ................................    67,637        -           -
     Identifiable intangible assets............    17,840        -           -
     Cash paid, net of cash acquired...........  (134,878)       -           -
                                                 --------     ------      ------
     Liabilities assumed....................... $  31,508    $   -       $   -
                                                 ========     ======      ======

Dividends declared but not paid................ $     358    $   343     $   169

Fair market value of treasury stock
  issued to pension plans...................... $     -      $   -       $   847

Annual retainer to Board of Directors paid
  by the issuance of common stock.............. $     161    $    72     $  -









                 See notes to consolidated financial statements.
                                       F-7

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)



                                                      2000       1999     1998
                                                      ----       ----     ----

Net Income........................................  $29,842    $24,080  $19,685

Other comprehensive (expense) income, net of tax:

  Cumulative translation adjustments..............     (448)        79      126
  Minimum pension liability adjustment............     -           -        136
                                                     ------     ------   ------

Total comprehensive income........................  $29,394    $24,159  $19,947
                                                     ======     ======   ======












                 See notes to consolidated financial statements.
                                      F-8

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                    --------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:
     ----------------------------

     C&D Technologies, Inc. was incorporated in November 1985. The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics for use in the North American and export markets. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied") (the "Acquisition").

     The  consolidated   financial   statements  include  the  accounts  of  C&D
Technologies, Inc., its wholly owned subsidiaries and a joint venture (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

     Derivative Financial Instruments:
     ---------------------------------

     Derivative financial instruments are utilized by the Company to reduce foreign exchange and interest rate risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue financial instruments for trading purposes and it prohibits the use of derivatives for speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. (See Note 12.)

     The Company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flows denominated in foreign currencies, primarily the Canadian Dollar, the Euro and Mexican Peso.

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

     Cash and Cash Equivalents:
     --------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $11,410 and $8,789 at January 31, 2000 and 1999, respectively.

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

     Property, Plant and Equipment:
     ------------------------------

     Property, plant and equipment acquired as of the Acquisition was recorded at the then fair market value. Property, plant and equipment acquired subsequent to the Acquisition is recorded at cost or fair market value if part of an acquisition. Plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which generally range from three to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company's policy is to capitalize interest during the period of construction.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Intangible and Other Assets, Net:
     ---------------------------------

     Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 3) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to 20 years. Accumulated amortization as of January 31, 2000 and 1999 was $3,640 and $2,537, respectively.

     Goodwill, Net:
     --------------

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 20 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and future undiscounted cash flows. The Company believes that no impairment of goodwill existed at January 31, 2000. Accumulated amortization as of January 31, 2000 and 1999 was $5,984 and $2,388, respectively.

     Impairment of Assets:
     ---------------------

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result for the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

     Accrued Liabilities:
     --------------------

     Included in accrued liabilities as of January 31, 2000 and 1999 are $3,595 and $2,940 of accrued vacation and $2,455 and $1,678 of accrued bonus, respectively.

     Other Liabilities:
     ------------------

     The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $3,128 and $2,228 are included in other current liabilities and $9,554 and $6,730 are included in other liabilities as of January 31, 2000 and 1999, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Environmental Matters:
     ----------------------

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are also expensed. The Company records liabilities for environmental costs when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

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

     Net Income Per Share:
     ---------------------

     Net income per common share for the years ended January 31, 2000, 1999 and 1998 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                                  January 31,
                                         -----------------------------------
                                         2000           1999            1998
                                         ----           ----            ----

  Weighted average
    shares of common stock
    outstanding*..................    12,764,889     12,365,183      12,221,370
  Assumed conversion of
    stock options, net of shares
    assumed reacquired*...........       279,312        470,679         410,454
                                      ----------     ----------      ----------
  Weighted average common
    shares  - assuming
    dilution*.....................    13,044,201     12,835,862      12,631,824

* Share amounts have been adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

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


2.   STOCK SPLIT

     On July 24, 1998 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend to stockholders of record on July 10, 1998. This transaction resulted in a transfer on the Company's balance sheet of $66 to common stock from additional paid-in capital. The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect this transaction.


3.   ACQUISITIONS

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000 plus additional acquisition related costs, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company continues to use the assets acquired in such business. The source of the funds for the acquisition was advances under a credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


3.   ACQUISITIONS (continued)

$120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

     On August 2, 1999 the Company completed the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China for $15,000 in cash. The joint venture manufactures, markets and distributes both industrial and starting, lighting and ignition batteries. The Company has continued the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's existing revolving credit facility. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division. The results of the joint venture have been consolidated in the financial statements and related notes.

     The Dynasty acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price resulted in goodwill of $67,637 and identifiable intangible assets (tradenames) of $17,840, which are being amortized on a straight line basis over 20 years.

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees, which will not continue, and the related income tax effects.

                                                         (unaudited)
                                                         January 31,
                                                         -----------
                                                    2000             1999
                                                    ----             ----

      Net sales...............................    $480,666         $415,590

      Net income..............................    $ 29,685         $ 18,913

      Net income per common share.............    $   2.33         $   1.53

      Net income per common share -
           assuming dilution..................    $   2.28         $   1.47

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


4.   INVENTORIES

     Inventories consisted of the following:

                                                    January 31,
                                                -------------------
                                                2000           1999
                                                ----           ----

      Raw materials........................   $28,522        $20,013
      Work-in-progress.....................    14,602         10,785
      Finished goods.......................    17,841         19,057
                                               ------         ------
                                              $60,965        $49,855
                                               ======         ======

     If the first-in, first-out (FIFO) method of inventory accounting had been used (which approximates current cost), inventories would have been $60,906 and $51,009 as of January 31, 2000 and 1999, respectively.


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, consisted of the following:

                                                    January 31,
                                                -------------------
                                                2000           1999
                                                ----           ----

      Land.................................  $    902       $    487
      Buildings and improvements...........    34,280         22,507
      Furniture, fixtures and equipment....   147,029        102,099
      Construction in progress.............     7,064          4,579
                                              -------        -------
                                              189,275        129,672
      Less:
            Accumulated depreciation.......    88,462         67,284
                                              -------        -------
                                             $100,813       $ 62,388
                                              =======        =======

     For the years ended January 31, 2000, 1999 and 1998, depreciation charged to operations amounted to $15,996, $10,137 and $8,831; maintenance and repair costs expensed totaled $12,892, $8,290 and $7,399; and interest capitalized amounted to $265, $211 and $166, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   DEBT

     Debt consisted of the following:

                                                                                           January 31,
                                                                                     -------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----

     Term loan - 1999 facility,  $100,000  facility bearing interest at Prime or
LIBOR  plus  1.25%  (effective  rate on a weighted  average  basis,  6.94% as of
January 31, 2000) net of unamortized debt acquisition costs of $2,102...........   $82,898                  -

     Revolving credit facility - 1999 facility;  maximum  commitment of $120,000 at January 31,  2000  bearing  interest of Prime or LIBOR plus 1.25%  (effective
rate on a weighted average basis, 6.82% as of January 31, 2000).................     4,800                  -

     Pennsylvania  Economic  Development  Financing  Authority ("PEDFA") Taxable
Development  Revenue  Bonds,  1991 Series B2,  supported  by a letter of credit, bearing  interest  at a rate  set  on a  weekly  basis  which  approximates  the commercial paper rate (effective rate on a weighted  average basis,  5.54% as of
January 31, 2000 and 5.47% as of January 31, 1999), principal payable in monthly installments  of $8 from  December  1993 through  November 1999 and of $108 from
December 1999 through November 2000.............................................     1,083              $1,384

     PEDFA Economic  Development  Revenue Bonds,  1991 Series D6, supported by a letter  of  credit,  bearing  interest  at a rate  set on a weekly  basis  which approximates  the  commercial  paper rate for  high-grade  tax-exempt  borrowers
(effective  rate on a weighted  average basis,  3.81% as of January 31, 2000 and
3.86% as of January 31, 1999),  principal payable in monthly  installments of $8 from December  1993 through  November 1999 and of $67 from December 1999 through
November 2000 ..................................................................       667                 883

     Borrowings  by  the  Chinese  joint  venture  in  local   currencies  under
uncommitted facilities from various local banks with interest rates
ranging from 6.14% to 7.68% ....................................................     7,349                  -

     Other .....................................................................        55                  15
                                                                                    ------               -----
                                                                                    96,852               2,282

     Less current portion.......................................................    20,393                 532
                                                                                    ------               -----
                                                                                   $76,459              $1,750
                                                                                    ======               =====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   DEBT (continued)


     On January 30, 1998 the Company amended and restated its existing credit facility. This was an unsecured revolving loan of $65,000 with a maturity date of February 1, 2001. The lenders were Bank of America (formerly NationsBank N.A.), Chase Manhattan Bank, First Union National Bank and PNC Bank. The available interest rates under this agreement were LIBOR plus .52% to LIBOR plus 1.55% or Prime minus .5% to Prime plus .5%. The effective rate on a weighted average basis was 6.54% for fiscal 1999.

     In connection with the Dynasty acquisition, the above facility was replaced in its entirety on March 1, 1999 by a fully syndicated unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The lead institution was Bank of America and the co-agents were Chase Manhattan Bank, First Union National Bank and PNC Bank. Seven other lenders participated. The term loan is payable over five years. The revolver has a termination date of March 1, 2004. The available interest rates on the agreement are between 1% to 1.75% over LIBOR or Prime to Prime plus .25%.

     The revolving credit facility includes a letter of credit facility not to exceed $30,000, of which $15,138 was available as of January 31, 2000, and swingline loans not to exceed $10,000. The term loan is due in quarterly installments that currently equal $3,750 per quarter increasing to $5,000 per quarter on May 1, 2001, $6,250 per quarter on May 1, 2002, and $7,500 per quarter on May 1, 2003. On January 31, 2000 an additional $5,000 was paid in advance on the term loan. This payment was applied to the February 1, 2004 payment.

     These credit agreements contain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. The purpose of the facility was to fund the Dynasty acquisition, provide for normal working capital and fund possible strategic acquisitions.

     The maximum aggregate amounts of loans outstanding under the above 1998 and 1999 bank facilities including both term and revolving credit were $125,100, $15,000 and $26,765 during the years ended January 31, 2000, 1999 and 1998, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $94,870, $6,941 and $19,024 at a weighted average interest rate of 6.93%, 6.54% and 6.47%, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   DEBT (continued)

     The PEDFA Bonds are subject to mandatory redemption upon the occurrence of certain events, including the early termination of the corresponding PEDFA letter of credit issued under the Company's revolving credit facility. The tax exempt bonds are subject to mandatory redemption if they lose their tax exempt status.

     The loans outstanding with various institutions denominated in Chinese Renminbi are short term loans due on various dates including one loan due upon demand. In support of these loans the Company has issued three letters of credit under its revolving credit facility. In consideration of these letters of credit the joint venture partner has issued a guaranty for 33% of the debt to the Company. The Company expects the joint venture to continue financing its debt requirements in local currency loans.

     The Company was in compliance with its lending agreement covenants at January 31, 2000 and 1999, respectively.

     As of January 31, 2000, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five fiscal years is as follows:

                 2001.........................     $20,393
                 2002.........................      17,398
                 2003.........................      23,068
                 2004.........................      28,693
                 2005.........................       7,300
                 Thereafter...................        -
                                                    ------
                                                   $96,852
                                                    ======

7.   STOCKHOLDERS' EQUITY

     (A)  Stock Option Plan:
     -----------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," permits the continued use of accounting methods prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or use of the fair value based method of accounting for employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant. The Company has elected to continue using APB No. 25.

     At January 31, 2000, the Company had options outstanding under its Stock Option Plans. The 1996 Stock Option Plan was approved by the stockholders on July 25, 1996 and replaced the previous plan which expired on January 28, 1996. The 1998 Stock Option Plan was approved by the stockholders on June 30, 1998. New options can be granted under the 1996 Plan, which reserved 1,000,000 shares of Common Stock for such use (as adjusted for the Company's July 24, 1998 two-for-one stock split, effected

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

in the form of a 100% stock dividend), or the 1998 Plan, which reserved 600,000 shares of Common Stock for such use (as adjusted for the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend). In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The majority of the stock options outstanding vest in equal annual installments over a three year period commencing one year from the date of the grant.

     A summary of stock option activity related to the Company's plans is as follows:

                                 Beginning     Granted    Exercised     Canceled     Ending
                                  Balance      During      During        During      Balance
                                Outstanding     Year        Year          Year     Outstanding  Exercisable
                                -----------     ----        ----          ----     -----------  -----------

Year ended
  January 31, 2000
Number of shares..............   1,095,428     317,418      559,728       94,171      758,947      282,105
Weighted average option
  price per share.............      $16.02      $35.93       $11.87       $21.51       $26.73       $19.67

Year ended
  January 31, 1999
Number of shares..............     967,402     293,900      137,337       28,537    1,095,428      511,475
Weighted average option
   price per share............      $12.79      $23.67        $8.76       $20.19       $16.02       $10.90

Year ended
  January 31, 1998*
Number of shares..............     863,000     283,050      133,946       44,702      967,402      396,342
Weighted average option
  price per share.............       $8.89      $22.52        $8.26       $12.66       $12.79        $6.50


* Adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

     There were 383,265 and 611,805 (as adjusted for the Company's July 24, 1998 two-for-one stock split effected in the form of a 100% stock dividend) shares available for future grants of options as of January 31, 2000 and 1999, respectively. The following table summarizes information about the stock options outstanding at January 31, 2000:


                                   Options Outstanding                        Options Exercisable
                     ------------------------------------------------  --------------------------------

                                   Weighted-Average
                                       Remaining
     Range of           Number        Contractual   Weighted-Average     Number       Weighted-Average
 Exercise Prices     Outstanding         Life        Exercise Price    Exercisable     Exercise Price
 ---------------     -----------         ----        --------------    -----------     --------------


$6.00 - $12.00          111,144        6.6 years          $11.68           111,144          $11.68

$17.25 - $26.06         337,985        8.3 years          $23.17           135,593          $23.05

$29.00 - $39.25         309,818        9.6 years          $36.01            35,368          $31.85
                        -------                                            -------

$6.00 - $39.25          758,947        8.6 years          $26.73           282,105          $19.67
                        =======                                            =======

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998:

                                          2000           1999           1998
                                          ----           ----           ----

   Risk-free interest rate..........       5.60%          4.50%          6.44%
   Expected dividend yield..........        .52%           .58%           .44%
   Expected volatility factor.......       0.428          0.434          0.409
   Weighted average expected life...  4.85 years     5.00 years     5.28 years

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

     If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                   2000       1999      1998*
                                                   ----       ----      -----

    Net income - as reported.................... $29,842    $24,080    $19,685
    Net income - pro forma......................  28,558     22,537     18,953
    Net income per common share - as reported...    2.34       1.95       1.61
    Net income per common share - pro forma.....    2.24       1.82       1.55
    Net income per common share -
      assuming dilution - as reported...........    2.29       1.88       1.56
    Net income per common share -
      assuming dilution - pro forma.............    2.19       1.76       1.50
    Weighted average fair value of options
      granted during the year...................   15.70       9.99       8.98

* Per share amounts have been adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of a 100% stock dividend.

     The pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

     On February 22, 2000, the Board of Directors of the Company declared a dividend of one common stock purchase right (a "Right") for each share of common stock, outstanding on March 3, 2000 to the stockholders of record on that date. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of common stock at a price of $300 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   ----------


8.   INCOME TAXES

     The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                        January 31,
                                               ----------------------------
                                               2000        1999        1998
                                               ----        ----        ----

    Currently payable:
             Federal......................   $18,102     $10,963     $11,579
             Foreign......................        34          97          59
             State........................     2,510       1,932       1,853
             Foreign Sales Corporation....       137         162         206
                                              ------      ------      ------
                                              20,783      13,154      13,697
                                              ------      ------      ------
    Deferred:
             Federal......................    (2,748)        103      (2,039)
             State........................      (298)       (103)       (299)
                                              ------      ------      ------
                                              (3,046)       -         (2,338)
                                              ------      ------      ------
                                             $17,737     $13,154     $11,359
                                              ======      ======      ======

     The components of the deferred tax asset and liability as of January 31, 2000 and 1999 were as follows:

                                                     2000            1999
                                                     ----            ----

Deferred tax asset:
   Vacation and compensation accruals............  $ 4,080         $ 2,964
   Postretirement benefits.......................    1,014             740
   Warranty reserves.............................    5,039           3,600
   Bad debt, inventory and return allowances.....    3,632           2,497
   Environmental reserves........................      738             541
   Pension obligation............................    2,338             477
   Other accruals................................      957           1,223
                                                    ------          ------
   Total deferred tax asset......................   17,798          12,042
                                                    ------          ------

Deferred tax liability:
   Depreciation and amortization.................   (6,837)         (7,624)
                                                    ------          ------
   Total deferred tax liability..................   (6,837)         (7,624)
                                                    ------          ------
   Net deferred tax asset........................  $10,961         $ 4,418
                                                    ======          ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


8.   INCOME TAXES (continued)

     Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 2000, 1999 and 1998, respectively, are as follows:

                                                         January 31,
                                               ------------------------------
                                               2000          1999        1998
                                               ----          ----        ----

      U.S. statutory income tax............  $16,869       $13,032     $10,865
      Tax effect of foreign operations.....      (86)         (250)        (35)
      State tax, net of federal
        income tax benefit.................    1,334         1,153       1,010
      Research and development
        tax credit benefit.................     (234)         (373)        -
      Foreign sales corporation............     (257)         (304)       (388)
      Other................................      111          (104)        (93)
                                              ------        ------      ------
                                             $17,737       $13,154     $11,359
                                              ======        ======      ======


9.   COMMITMENTS AND CONTINGENCIES

     (A)  Operating Leases:
     ----------------------

     The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2000, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:


                Fiscal Year
                -----------
                 2001........................    $ 2,385
                 2002........................      2,013
                 2003........................      1,768
                 2004........................      1,324
                 2005........................        872
                 Thereafter..................      8,007
                                                  ------
                                                 $16,369
                                                  ======

     Total rent expense for all operating leases for the years ended January 31, 2000, 1999 and 1998 was $4,024, $3,503 and $3,319, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                     -------

9.   COMMITMENTS AND CONTINGENCIES (continued)

     (B)  Contingent Liabilities:
     ----------------------------

     The Company is subject to numerous federal,  state, local and international
laws  and  regulations   that  are  designed  to  protect  its  employees,   the
environment, and third parties.

     These laws and regulations include requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in its processes, and solid wastes, recordkeeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes, monitoring and permitting of air and water emissions and monitoring and protecting workers from exposure to hazardous substances, including lead used in the Company's manufacturing processes. In the opinion of the Company, the Company complies in all material respects with these laws and regulations.

     Notwithstanding such compliance, if damage to persons or the environment has been or is caused by hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for the damage and be required to pay the cost of investigating and remedying the same, and the amount of any such liability could be material to the results of operations or financial condition. However, under the terms of the Acquisition Agreement, Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

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


9.   COMMITMENTS AND CONTINGENCIES (continued)

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

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The Company and the PRPs initiated remedial action at the site in fiscal 1999 and the majority of the action has been completed. Based on the estimated cost of the remedial approach selected by the EPA, the Company believes that the potential cost of remedial action at the Tonolli Site is likely to range between $16,000 and $17,000. The Company's allocable share of this cost has not been finally determined, and will depend on such variables as the financial capability of various other PRPs to fund their respective allocable shares of the remedial cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Tonolli Site will be less than the approximately $579 previously reserved, the majority of which has been paid during fiscal 2000.

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


9.   COMMITMENTS AND CONTINGENCIES (continued)

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

     The Company has received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company has submitted a compliance plan to the EPA. A penalty assessment could be made, however detailed information necessary to estimate any potential liability has not been determined.

     A former customer has filed a lawsuit against the Company alleging that the Company breached a contract and is seeking damages, costs, interest and attorney fees. The Company has not yet filed its answer or conducted any discovery; accordingly, it is unable to determine its liability, if any.

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

9.   COMMITMENTS AND CONTINGENCIES (continued)

     (C)  Purchase Commitments:
     --------------------------

     The Company has purchase commitments pertaining to the purchase of certain raw materials with various suppliers. These purchase commitments are not expected to exceed usage requirements.


10.  MAJOR CUSTOMER

     A single customer of the Company's Powercom and Power Electronics Divisions accounted for 10.5%, 13.1% and 13.5% of consolidated net sales for the years ended January 31, 2000, 1999 and 1998.


11.  CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to potential concentration of credit risk consist principally of trade receivables and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Except as discussed in Note 10, concentrations of credit risk with respect to trade receivables is limited by a large customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, in certain circumstances.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Hedging Instruments - The estimated fair value of the interest rate swaps and foreign exchange contracts are based on market prices or current rates offered for interest rate swaps and foreign exchange contracts with similar terms and maturities. The ultimate amounts paid or received under these interest rate swaps and foreign currency contracts, however, depend on future interest rates and exchange rates.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of the Company's financial instruments at January 31, 2000 and 1999 were as follows:


                                            2000                   1999
                                    --------------------   ---------------------

                                    Carrying               Carrying
                                     Amount   Fair Value    Amount    Fair Value
                                     ------   ----------    ------    ----------

     Cash and cash equivalents....  $ 7,121     $ 7,121     $5,003     $5,003

     Debt (excluding capital
        Lease obligations)........  $96,797     $96,797     $2,267     $2,267

     The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

                                              2000                1999
                                              ----                ----
                                            Fair Value          Fair Value
                                            ----------          ----------
    Hedging Instruments:

        Interest rate swaps......            $ 1,165             $(114)

        Forward contracts........            $    49             $ 101

     On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 7.26% at January 31, 2000 and 6.53% on January 31, 1999. The swap expires on December 20, 2002.

     On June 24, 1997 the Company entered into a cross currency interest rate swap agreement with a notional amount of US $1,293. This swap agreement effectively exchanged US Dollar debt for Canadian Dollar debt and fixed the interest rate at 4.72%. This instrument matured on June 24, 1999.

     On June 24, 1997 the Company entered into a cross currency interest rate swap agreement with a notional amount of US $1,221. The swap agreement effectively exchanged US Dollar debt for Canadian Dollar debt and established floating interest rates equivalent to three months Canadian Bankers Acceptances plus .18%. At January 31, 1998 the effective rate was 5.13%. This instrument matured on June 24, 1998.

     On March 1, 1999 the Company entered into an interest rate swap agreement with a notional amount of $30,000. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 5.48% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.73% at January 31, 2000. The swap expires on March 1, 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     On March 11, 1999 the Company entered into an interest rate swap agreement with a notional amount of $20,000. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 5.58% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.83% at January 31, 2000. The swap expires on March 11, 2002.

     The Company had a foreign exchange contract on hand at January 31, 1998 hedging Mexican Peso requirements in the amount of $2,739. This contract expired on December 22, 1998.

     The Company had a foreign exchange contract on hand at January 31, 1999 hedging Canadian Dollar exposure in the amount of $1,297. This contract expired on April 29, 1999.

     The Company had foreign exchange contracts on hand at January 31, 2000 hedging Canadian Dollar exposure in the amount of $1,359 and the Euro in the amount of $469. All of these contracts expire before April 30, 2000.


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

     The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements ("postretirement benefits") through various plans.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)

     The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2000 and 1999 and a statement of the funded status as of January 31, 2000 and 1999.

                                                                             Postretirement
                                                        Pension Benefits        Benefits
                                                        ----------------        --------
                                                         2000      1999      2000      1999
                                                         ----      ----      ----      ----
 Change in benefit obligation:

    Benefit obligation at beginning of year.......... $37,320    $34,815   $ 1,557   $ 1,634
        Service cost.................................   2,408      1,575       108        65
        Interest cost................................   2,895      2,392       160       105
        Plan amendments..............................     179        -         -         -
        Actuarial (gain)/loss........................  (5,454)       198      (152)      (83)
        Acquisition..................................   3,732        -         746       -
        Benefits paid................................  (1,811)    (1,660)     (301)     (164)
                                                       ------     ------    ------    ------
    Benefit obligation at end of year................ $39,269    $37,320   $ 2,118   $ 1,557
                                                       ======     ======    ======    ======

Change in plan assets:

    Fair value of plan assets at beginning of year... $35,382    $33,901       -         -
        Actual return on plan assets.................   2,552      3,126       -         -
        Employer contributions.......................      52         15   $   301   $   164
        Benefits paid................................  (1,811)    (1,660)     (301)     (164)
                                                       ------     ------    ------    ------
    Fair value of plan assets at end of year......... $36,175    $35,382   $   -     $   -
                                                       ======     ======    ======    ======

Reconciliation of funded status:

    Funded status.................................... $(3,094)   $(1,938)  $(2,118)  $(1,557)
    Unrecognized actuarial (gain)/loss...............  (3,152)     1,820      (434)     (284)
    Unrecognized prior service cost..................     162         (2)      -         -
                                                       ------     ------    ------    ------
    (Accrued)/prepaid benefit cost at
        measurement date............................. $(6,084)   $  (120)  $(2,552)  $(1,841)
    Contributions made after measurement date
        but before the end of the fiscal year........     -           12       -         -
                                                       ------     ------    ------    ------
    (Accrued)/prepaid benefit cost at end of
        fiscal year.................................. $(6,084)   $  (108)  $(2,552)  $(1,841)
                                                       ======     ======    ======    ======

Amounts recognized in the statement of financial position consist of:

    Prepaid pension cost............................. $ 1,195    $ 1,467       -         -
    Accrued pension liability........................  (7,279)    (1,575)  $(2,552)  $(1,841)
                                                       ------     ------    ------    ------
    Accrued pension cost at end of year.............. $(6,084)   $  (108)  $(2,552)  $(1,841)
                                                       ======     ======    ======    ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)

                                                                                          Postretirement
                                                          Pension Benefits                   Benefits*
                                                          ----------------                   ---------
                                                     2000       1999       1998       2000     1999     1998
                                                     ----       ----       ----       ----     ----     ----

Components of net periodic benefit cost:

    Service cost............................       $ 2,408    $ 1,575    $ 1,176      $108     $ 65     $ 59
    Interest cost...........................         2,895      2,392      2,246       160      105      109
    Expected return on plan assets..........        (3,102)    (2,975)    (2,545)      -        -         -
    Amortization of prior service costs.....            15       -          -          -        -         -
    Recognized actuarial loss/(gain)........            68         59         53        (1)     (17)     (24)
                                                    ------     ------     ------       ---      ---      ---
        Net periodic benefit cost...........       $ 2,284    $ 1,051    $   930      $267     $153     $144
                                                    ======     ======     ======       ===      ===      ===

Weighted-average assumptions
    as of January 31:

    Discount rate...........................          8.25%      7.00%      7.00%     8.25%    7.00%    7.00%
    Expected long-term rate of
        return on plan assets...............          9.00%      9.00%      9.00%      N/A      N/A      N/A
    Rate of compensation increase**.........   4.00 - 5.07%      5.11%      5.11%      N/A      N/A      N/A


* The Company sponsors two postretirement benefit plans. One plan covers hourly Dynasty employees. The following information applies to this plan only:

          For measurement purposes, a 7.50% annual rate of increase in the pre-65 per capita cost of covered health care benefits was assumed for 2000. The rate will gradually decrease to 5.00% for 2005 and remain at that level thereafter.

          Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:
                                                      1% increase   1% decrease
                                                      -----------   -----------

         Effect on total of service and interest
          cost components for fiscal 2000.............     $1            -
         Effect on year-end 2000 postretirement
          benefit obligation..........................     $5          $(8)

          The Company's contributions to the other postretirement benefit plan are fixed so there is no medical trend rate assumption.

** Rate relates to hourly Dynasty employees and certain salaried employees. All other covered employees have benefits unrelated to rate of pay. Fiscal 1999 and 1998 rates do not include hourly Dynasty employees.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------



13.  EMPLOYEE BENEFIT PLANS (continued)


     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $3,511, $460, and $0, respectively, for fiscal 2000. This plan, which covers hourly Dynasty employees, was established March 1, 1999.

     (B) Certain salaried employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on specified percentages of employee contributions. The Company's cost was $971, $859 and $725 for the years ended January 31, 2000, 1999, and 1998, respectively.

     (C) During fiscal 2000, a new defined contribution retirement plan was established for certain hourly employees. The Company's contributions under this plan are based on specified percentages of the employees' earnings. The Company's cost was $220 for the year ended January 31, 2000.

     (D) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $518, $471 and $427 for the years ended January 31, 2000, 1999 and 1998, respectively. The liability for the Company's SERP was $1,344 and $898 as of January 31, 2000 and 1999, respectively, and was included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


14.  QUARTERLY FINANCIAL DATA (unaudited)


     Quarterly financial data for the years ended January 31, 2000 and 1999 follow:

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                      -------    -------    -------    -------
   For the year ended
   January 31, 2000:

   Net sales........................  $99,611    $111,819   $126,843  $127,297
   Gross profit.....................   26,539      29,693     33,272    34,876
   Operating income.................    9,911      13,016     15,884    17,313
   Net income.......................    5,335       7,045      8,206     9,256
   Net income per common share......      .43         .55        .64       .71
   Net income per common share-
     assuming dilution..............      .42         .54        .63       .70

   For the year ended
   January 31, 1999:

   Net sales........................  $78,909     $80,073    $81,598   $73,386
   Gross profit.....................   20,688      21,739     23,855    19,888
   Operating income.................    9,141       9,590     10,498     8,342
   Net income.......................    5,756       6,000      6,772     5,552
   Net income per common share*.....      .47         .49        .55       .45
   Net income per common share -
      assuming dilution*............      .45         .47        .53       .43

     Due to changes in the number of average shares outstanding, quarterly earnings per share of common stock may not add to the totals for the years.

     In fiscal 2000, the Company completed two acquisitions (see Note 3). The first quarter of fiscal 2000 includes a $1,627 pre-tax charge primarily relating to the restructuring of the Power Electronics Division. The fourth quarter of fiscal 2000 includes a $2,000 pre-tax charge relating to slow moving inventory in the Power Electronics Division.

* Per share amounts have been adjusted to reflect the Company's July 24, 1998 two-for-one stock split, effected in the form of 100% stock dividend, where appropriate.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------

15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

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

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply, telecommunications and broadband cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back up for use during power utility outages.

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

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems, including DC to DC converters, for large OEMs of telecommunications equipment, office copiers, workstations and other applications.

     Summarized financial information related to the Company's business segments for the years ended January 31, 2000, 1999 and 1998 is shown below:

                                                             Motive       Power
                                  Powercom     Dynasty       Power      Electronics
                                  Division     Division     Division     Division       Consolidated
                                  --------     --------     --------     --------       ------------

  Year ended January 31, 2000:

  Net sales..................     $218,764     $109,753    $75,228      $61,825          $465,570
  Operating income (loss)....      $39,854      $19,222     $1,928      $(4,880)          $56,124

  Year ended January 31, 1999:

  Net sales..................     $174,938         -       $71,600      $67,428          $313,966
  Operating income...........      $29,989         -        $4,203       $3,379           $37,571

  Year ended January 31, 1998:

  Net sales..................     $161,122         -       $69,004      $77,928          $308,054
  Operating income...........      $24,146         -        $4,210       $4,875           $33,231

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)


     Many of our facilities manufacture products for more than one segment. Therefore, it is not practicable to disclose asset information (assets, expenditures for long lived assets, depreciation and amortization) on a segment basis.

     Summarized financial information related to the geographic areas in which the Company operated at January 31, 2000, 1999 and 1998 and for each of the years then ended is shown below:

                                      United
                                      States      International    Consolidated
                                      ------      -------------    ------------
Year ended January 31, 2000:

Net sales.......................     $387,601        $77,969         $465,570
Long-lived assets...............     $171,689        $26,765         $198,454

Year ended January 31, 1999:

Net sales.......................     $277,125        $36,841         $313,966
Long-lived assets...............      $73,604         $3,325          $76,929

Year ended January 31, 1998:

Net sales.......................     $272,232        $35,822         $308,054
Long-lived assets...............      $70,017         $3,081          $73,098


16.  RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. $1,251 of this pre-tax charge is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the year ended January 31, 2000. The restructuring charge consisted of estimated costs to close the Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production primarily to its existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Details of the restructuring charge are as follows:

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


16.  RESTRUCTURING CHARGE (continued)


                                            Cash      Non-Cash     Balance at
                              Provision  Reductions   Activity  January 31, 2000
                              ---------  ----------   --------  ----------------

Write-off of inventory......    $  376        -       $(376)           -

Write-down of property,
     plant and equipment....       355        -        (355)           -

Employee severance..........       741      $(485)       -            $256

Other.......................       155       (155)       -             -
                                 -----       ----      ----            ---

Total.......................    $1,627      $(640)    $(731)          $256
                                 =====       ====      ====            ===


     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. The Company completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics' Costa Mesa,
California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2000, 1999 and 1998
                             (Dollars in thousands)




                                             Additions   Additions                  Balance
                                  Balance at  Charged     Charged                      at
                                  Beginning  to Costs &   to Other                   End of
                                  of Period   Expenses   Accounts(a)  Deductions(b)  Period
                                  ---------   --------   -----------  -------------  ------

Deducted From Assets
--------------------

  Allowance for Doubtful Accounts:

Year ended January 31, 2000.......  $1,635      $823      $1,633        $1,011       $3,080
Year ended January 31, 1999.......   1,701       232         -             298        1,635
Year ended January 31, 1998.......   1,414       401         -             114        1,701



---------

(a)  Additions related to business acquisitions.
(b)  Amounts written-off, net of recoveries.