Form 10-Q
period 2000-04-30
C&D TECHNOLOGIES INC
filed 2000-06-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

YES X NO_____

Number of shares of the Registrant's  Common Stock  outstanding on June 5, 2000:
13,109,785

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 2000 and January 31, 2000...................      3

          Consolidated Statements of Income -
           Three Months Ended April 30, 2000 and 1999............      5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 2000 and 1999............      6

          Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2000 and 1999............      8

          Notes to Consolidated Financial Statements.............      9

          Report of Independent Accountants......................     19

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     20

   PART II. OTHER INFORMATION....................................     25

   SIGNATURES....................................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                      April 30,     January 31,
                                                        2000           2000
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  5,024        $  7,121
      Accounts receivable, less allowance for
           doubtful accounts of $3,442 and
           $3,080, respectively.................        85,901          76,161
      Inventories...............................        64,310          60,965
      Deferred income taxes.....................        10,158          10,158
      Other current assets......................         1,272           1,256
                                                       -------         -------
                 Total current assets...........       166,665         155,661

Property, plant and equipment, net..............       103,850         100,813
Deferred income taxes...........................           895             803
Intangible and other assets, net................        22,208          22,692
Goodwill, net...................................        73,215          74,146
                                                       -------         -------
                 Total assets...................      $366,833        $354,115
                                                       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt...........................      $ 19,382        $ 20,393
      Accounts payable..........................        34,678          36,680
      Accrued liabilities.......................        28,856          26,996
      Income taxes..............................         5,350           2,018
      Other current liabilities.................         4,503           4,495
                                                       -------         -------
                 Total current liabilities......        92,769          90,582

Long-term debt..................................        73,971          76,459
Other liabilities...............................        21,031          20,663
                                                       -------         -------
                 Total liabilities..............       187,771         187,704
                                                       -------         -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                        April 30,    January 31,
                                                          2000          2000
                                                          ----          ----
Commitments and contingencies

Minority interest.................................        4,617          4,345

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 13,999,354 and
          13,933,740 shares issued,
          respectively............................          140            139
      Additional paid-in capital..................       55,965         53,969
      Treasury stock, at cost, 905,102 shares.....      (10,819)       (10,819)
      Accumulated other comprehensive loss........         (928)          (617)
      Retained earnings...........................      130,087        119,394
                                                        -------        -------
                 Total stockholders' equity.......      174,445        162,066
                                                        -------        -------
                 Total liabilities and
                   stockholders' equity...........     $366,833       $354,115
                                                        =======        =======





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)



                                                       (Unaudited)
                                                    Three months ended
                                                         April 30,
                                                  2000             1999
                                                  ----             ----

Net sales............................           $133,482          $99,611
Cost of sales........................             94,367           73,072
                                                 -------           ------
    Gross profit.....................             39,115           26,539

Selling, general and
    administrative expenses..........             16,377           14,369
Research and development
    expenses.........................              2,483            2,259
                                                 -------           ------
    Operating income.................             20,255            9,911

Interest expense, net................              1,851            1,439
Other expense, net...................                315              136
                                                 -------           ------
    Income before income taxes and
       minority interest.............             18,089            8,336

Provision for income taxes...........              6,765            3,001
                                                 -------           ------
    Net income before minority
       interest......................           $ 11,324          $ 5,335

    Minority interest................                271             -
                                                 -------           ------
    Net income.......................           $ 11,053          $ 5,335
                                                 =======           ======

Net income per common share..........           $    .85          $   .43
                                                 =======           ======
Net income per common share -
    assuming dilution................           $    .82          $   .42
                                                 =======           ======

Dividends per share..................           $  .0275          $ .0275
                                                 =======           ======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             (Unaudited)
                                                          Three months ended
                                                               April 30,
                                                           2000         1999
                                                           ----         ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 11,053     $  5,335
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................         271         -
          Depreciation and amortization.............       6,521        4,881
          Deferred income taxes.....................         (92)         210
          Loss on disposal of assets................         377          111
          Changes in:
                Accounts receivable.................     (10,093)      (5,696)
                Inventories.........................      (3,624)         258
                Other current assets................         (26)         405
                Accounts payable....................      (1,931)       5,131
                Accrued liabilities.................       1,890        2,938
                Income taxes payable................       4,094        2,122
                Other current liabilities...........           8           39
                Other liabilities...................         370          790
          Other, net................................         509          114
                                                        --------     --------
Net cash provided by operating activities...........       9,327       16,638
                                                        --------     --------
Cash flows provided (used) by investing activities:
    Acquisition of business, net....................        -        (121,465)
    Acquisition of property, plant and equipment....      (8,715)      (3,205)
    Proceeds from disposal of property, plant
       and equipment................................         140            1
                                                        --------     --------
Net cash used by investing activities...............      (8,575)    (124,669)
                                                        --------     --------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................      (4,766)      (2,554)
    Proceeds from new borrowings....................       1,100      118,051
    Financing costs of long-term debt...............        -          (2,749)
    Proceeds from issuance of common stock, net.....       1,231          544
    Payment of common stock dividends...............        (359)        (343)
                                                        --------     --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                        Three months ended
                                                            April 30,
                                                        2000          1999
                                                        ----          ----

Net cash (used) provided by
   financing activities...........................     (2,794)      112,949
                                                     --------      --------
Effect of exchange rate changes on cash...........        (55)            9
                                                     --------      --------
(Decrease) increase in cash and
   cash equivalents...............................     (2,097)        4,927
Cash and cash equivalents at beginning
   of period......................................      7,121         5,003
                                                     --------      --------
Cash and cash equivalents at end of period........  $   5,024     $   9,930
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired business
    Estimated fair value of assets acquired ......  $    -        $  53,714
    Goodwill......................................       -           60,133
    Identifiable intangible assets................       -           17,840
    Cash paid, net of cash acquired...............       -         (121,465)
                                                     --------      --------
    Liabilities assumed...........................  $    -        $  10,222
                                                     ========      ========

Dividends declared but not paid...................  $     360     $     346









        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                (Unaudited)
                                             Three months ended
                                                  April 30,
                                              2000         1999
                                              ----         ----
Net income.............................    $11,053        $5,335

Other comprehensive loss,
   net of tax:
       Foreign currency
       translation adjustments.........       (311)         (150)
                                            ------         -----
Total comprehensive income.............    $10,742        $5,185
                                            ======         =====








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2000. The January 31, 2000 amounts were derived from the Company's Audited Financial Statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 2000 and the consolidated statements of income for the three months ended April 30, 2000 and 1999 and the consolidated statements of cash flows for the three months ended April 30, 2000 and 1999 and the consolidated statements of comprehensive income for the three months ended April 30, 2000 and 1999. However, interim results of operations may not be indicative of results for the full fiscal year.


2.  ACQUISITION

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000, plus additional acquisition related costs, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company continues to use the assets acquired in such business. The source of the funds for the acquisition was advances under a credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

     On August 2, 1999 the Company completed the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China for $15,000 in cash. The joint venture manufactures, markets and distributes industrial batteries. The Company has continued the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's revolving credit facility.

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


2.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees, which will not continue, and the related income tax effects.

     Three months ended April 30, 1999:

         Net sales..........................   $110,959
         Net income.........................   $  5,241
         Net income per common share........   $   0.42
         Net income per common share -
              assuming dilution.............   $   0.41

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


3.   INVENTORIES

     Inventories consisted of the following:
                                                    April 30,   January 31,
                                                      2000         2000
                                                      ----         ----

         Raw materials............................  $27,129      $28,522
         Work-in-progress.........................   17,922       14,602
         Finished goods...........................   19,259       17,841
                                                     ------       ------
                                                    $64,310      $60,965
                                                     ======       ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                        2000         1999
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.2          3.2
     Foreign sales corporation.......................   (0.4)        (0.3)
     Tax effect of foreign operations................   (0.2)        (1.3)
     Research and development credit.................   (0.6)        (0.8)
     Other...........................................    0.4          0.2
                                                        ----         ----
                                                        37.4%        36.0%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per common share for the three months ended April 30, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                                 (Unaudited)
                                              Three months ended
                                                   April 30,
                                              2000           1999
                                              ----           ----
Weighted average shares
   of common stock
   outstanding....................        13,065,421     12,489,862
Assumed exercise of stock
   options, net of shares
   assumed reacquired.............           374,478        337,063
                                          ----------     ----------
Weighted average common
   shares - assuming
   dilution.......................        13,439,899     12,826,925
                                          ==========     ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


6.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities, there have been no material changes since January 31, 2000.

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes; (iii) monitoring and permitting of air and water emissions; and (iv) monitoring and protecting workers from unpermitted exposure to hazardous substances, including lead used in our manufacturing processes.

     Notwithstanding such compliance, if injury or damage to persons or the environment has been or is caused by hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for the damage and be required to pay the cost of investigating and remedying the same, and the amount of any such liability could be material to the results of operations or financial condition. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at several lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the acquisition. In fiscal 1993 in accordance with an EPA order, a group comprised of the Company and 30 other parties commenced work on the clean-up of a portion of one of the Third Party Facilities, the former NL Industries facility in Pedricktown, New Jersey (the "NL Site"), based on a specified remedial approach which was completed during fiscal 1999. The Company did not incur costs in excess of the amount previously reserved.

     With regard to the remainder of the NL Site, the Company and four other PRPs have agreed upon a cost sharing arrangement for the design phase of the project. A reliable range of the potential cost to the Company for the ultimate remediation of the site cannot currently be determined, nor have all PRPs been identified. Accordingly, the Company has not established a reserve for this potential exposure.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


6.   CONTINGENT LIABILITIES (continued)

     The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility, at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The Company and the other PRPs initiated remedial action at the site in fiscal 1999 that has now been completed. The Company believes its only remaining liability relates to long-term monitoring at the site, the cost of which is estimated to be an immaterial amount for which the Company has established an adequate reserve.

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

     Sufficient information is not yet available regarding the M&J site to estimate the Company's allocable share of liability. However, based on the information currently available, the Company's liability exposure at this site is not expected to have a material adverse effect on the Company.

     Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites.

     The Company is also aware of the existence of potential contamination at two of its properties which may require expenditures for further investigation and remediation. At the Company's Huguenot, New York facility, fluoride contamination in an inactive lagoon, exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site ultimately may bear some, as yet

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


6.   CONTINGENT LIABILITIES (continued)

undetermined, share of the costs associated therewith. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known, as a remediation plan has not yet been submitted to or approved by the State of New York.

     The Company's Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed. The full remediation report was submitted to the state on February 22, 1999. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site may be removed from its Hazardous Sites Inventory.

     The Company, together with JCI, is conducting an assessment and remediation of contamination at the Dynasty Division facility site in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the assessment and remediation, with a cap of $1,750,
(ii) any environmental liabilities at the facility which are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the facility to locations other than the facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities.

     The Company has received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company has submitted a compliance plan to the EPA. A penalty assessment could be made, however, the amount of such assessment, if any, has not been determined.

     In January 2000, the Company was sued in an action captioned PUERTO RICO ELECTRIC POWER AUTHORITY V. C&D TECHNOLOGIES, INC., Case No. 00-1104 in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990's. The Company expects to file its response with the court in June 2000. The Company denies the material allegations of the plantiff's complaint and intends to vigorously defend this action. In addition, the Company is involved in ordinary, routine litigation incidental to the conduct of our business. None of the litigation, individually or in the aggregate, is material to our financial condition or results of operations in any year.

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available. Based on currently available information, management of the Company believes that the foregoing will not have a material adverse effect on the Company's business, financial condition or results of operations.

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


8.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the three months ended April 30, 1999. The restructuring charge consisted of estimated costs to close the Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production primarily to its existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Restructuring activity for the three months ended April 30, 2000 and 1999 was as follows:

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


8.   RESTRUCTURING CHARGE (continued)



                             Balance at                            Balance at
                             January 31,      Cash      Non-Cash    April 30,
                                2000       Reductions   Activity      2000
                                ----       ----------   --------      ----

Employee severance.......       $256          $ 67          -         $189
                                 ---           ---         ---         ---
Total....................       $256          $ 67          -         $189
                                 ===           ===         ===         ===


                                 April                             Balance at
                                 1999         Cash      Non-Cash    April 30,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -           -       $  376
Write-down of property,
  plant and equipment....         355           -           -          355
Employee severance.......         741           -           -          741
Other....................         155           -           -          155
                                -----          ---         ---       -----
Total....................      $1,627           -           -       $1,627
                                =====          ===         ===       =====

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

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply, broadband cable and telecommunications markets. Major applications of these products include corporate data center powering and computer network back up for use during power utility outages, CATV signal powering and wireless and wireline telephone infrastructure.

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications equipment, office copiers, workstations and other applications.

     The Motive Power Division manufactures complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. These products are marketed to end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles, and, to a lesser extent, OEMs.

     Summarized financial information related to the Company's business segments for the three months ended April 30, 2000 and 1999 is shown below:

                                                                           Power            Motive
                                             Powercom     Dynasty       Electronics         Power
                                             Division     Division       Division          Division        Consolidated
                                             --------     --------      -----------        --------        ------------


Three months ended April 30, 2000:

Net sales.................................    $60,403      $34,920         $19,793          $18,366          $133,482
Operating income..........................    $12,143       $7,293            $766              $53           $20,255


Three months ended April 30, 1999:

Net sales..................................   $49,868      $17,376         $13,390          $18,977           $99,611
Operating income (loss)....................    $8,343       $3,162         $(2,382)            $788            $9,911

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


10.  SUBSEQUENT EVENT

     On May 23, 2000 the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. The additional shares will be issued on June 16, 2000 to stockholders of record at the close of business on June 2, 2000. The effect of the stock split has not been recognized in the accompanying consolidated financial statements. On a pro-forma basis, net income per common share and net income per common share - assuming dilution for the three months ended April 30, 2000 and 1999 adjusting for the stock split would be as follows:

                                        2000           1999
                                        ----           ----

Net income per common share........    $0.42           $0.21
Net income per common share -
  assuming dilution................    $0.41           $0.21

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries ("the Company") as of April 30, 2000 and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 2000 and 1999, and the related consolidated statements of cash flows for the three-month periods ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 2000 and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for the year then ended (not presented herein), and in our report dated March 10, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
May 22, 2000

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     Effective March 1, 1999, C&D Technologies, Inc. (together with its operating subsidiaries, "we" "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D. As a result of the timing of the above acquisitions, the first quarter of fiscal 2000 does not include revenue or expenses for one month of the quarter with respect to our acquisition of the Special Battery Division of JCI, and does not include any revenue or expenses related to our acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China.

     Net sales for the fiscal 2001 first quarter increased $33,871 or 34 percent over the same quarter of the prior year. This increase was primarily the result of higher sales by all divisions except for the Motive Power Division, which had a three percent decrease in sales. Sales by the Dynasty Division increased $17,544 or 101 percent over the first quarter of last year. A portion of this increase was due to the recording of a full quarter of sales by the Dynasty Division in the first quarter of the current year, compared to only two months of sales in the first quarter of the prior year (and no sales related to the joint venture battery business which was acquired in the third quarter of fiscal
2000). Powercom sales increased $10,535 or 21 percent in the first quarter primarily as a result of higher sales to the telecommunications market. First quarter sales by the Power Electronics Division increased $6,403 or 48 percent, mainly as a result of higher DC to DC converter sales.

     Gross profit for the first quarter of fiscal 2001 increased $12,576 or 47 percent to $39,115 from $26,539 in the first quarter of fiscal 2000, resulting in a gross margin of 29.3 percent versus 26.6 percent in the first quarter of the prior year. The increase in gross profit was primarily due to efficiencies associated with the higher sales volumes recorded by the Dynasty, Powercom and Power Electronics Divisions during the first quarter of fiscal 2001. The increase in gross profits by these Divisions were partially offset by lower gross profit provided by the Motive Power Division due to manufacturing inefficiencies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


     Selling, general and administrative expenses for the first quarter of fiscal 2001 increased $2,008 or 14 percent over the same quarter of the prior year. This increase was primarily due to: (i) higher selling, general and administrative expenses related to the Dynasty Division (including the amortization of goodwill) as a result of recording a full quarter of expenses in the first quarter of fiscal 2001 compared to only two months in the first quarter of fiscal 2000 (and no selling, general and administrative expenses related to the joint venture battery business which was acquired in the third quarter of fiscal 2000); (ii) higher legal accruals; and (iii) an increase in variable selling expenses related to the higher sales volumes generated by the Dynasty, Powercom and Power Electronics Divisions. The increase in selling, general and administrative expense was partially offset by the absence of a $1,251 restructuring charge in the first quarter of fiscal 2001 which was recorded in the first quarter of fiscal 2000.

     Research and development expenses increased $224 in the first quarter of fiscal 2001 primarily as a result of the recording of a full quarter of research and development expenses by the Dynasty Division in the first quarter of the current year, compared to only two months of expenses in the first quarter of the prior year (and no research and development expenses related to the joint venture battery business which was acquired in the third quarter of fiscal
2000).

     Operating income increased $10,344 or 104 percent to $20,255 in the first quarter of fiscal 2001 compared to $9,911 in the first quarter of fiscal 2000 as a result of higher operating income generated by the Dynasty, Powercom and Power Electronics Divisions, partially offset by lower operating income generated by the Motive Power Division.

     Interest expense, net, increased $412 from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 due to higher interest expense resulting from a full three months of debt balances outstanding related to the Dynasty acquisition in the first quarter of fiscal 2001 versus only two months of debt balances outstanding in the same quarter of the prior year.

     Income tax expense increased $3,764 primarily as a result of higher income before income taxes and a higher effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the first quarter of fiscal 2001 increased to 37.4 percent from 36.0 percent in the first quarter of the prior year, primarily as a result of less tax benefit associated with our foreign operations.

     Minority interest of $271 in the first quarter of fiscal 2001 reflects the 33 percent ownership of the joint venture battery business located in Shanghai, China that is not owned by C&D.

     As a result of the above, net income increased $5,718, or 107 percent in the first quarter of fiscal 2001 to $11,053 or 85 cents per common share - basic and 82 cents per common share - assuming dilution.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, we recorded a pre-tax charge of $1,627, or $.08 per share after tax, primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the three months ended April 30, 1999. The restructuring charge consisted of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of our former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production primarily to our existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Restructuring activity for the three months ended April 30, 2000 and 1999 was as follows:

                             Balance at                            Balance at
                             January 31,      Cash      Non-Cash    April 30,
                                2000       Reductions   Activity      2000
                                ----       ----------   --------      ----

Employee severance.......       $256          $ 67          -         $189
                                 ---           ---         ---         ---
Total....................       $256          $ 67          -         $189
                                 ===           ===         ===         ===


                                 April                             Balance at
                                 1999         Cash      Non-Cash    April 30,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -           -       $  376
Write-down of property,
  plant and equipment....         355           -           -          355
Employee severance.......         741           -           -          741
Other....................         155           -           -          155
                                -----          ---         ---       -----
Total....................      $1,627           -           -       $1,627
                                =====          ===         ===       =====

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by operating activities decreased $7,311 or 44 percent to $9,327 for the first quarter of fiscal 2000 compared to $16,638 for the same quarter of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a reduction in accounts payable in the first quarter of fiscal 2001 compared to an increase in the same quarter of the prior year; (ii) a larger increase in accounts receivable in the first quarter of the current year versus the first quarter of the prior year (primarily due to higher sales volume); and (iii) an increase in inventories in the first quarter of fiscal 2001 compared to a decrease in same period in fiscal 2000. These changes resulting in lower net cash provided by operating activities were partially offset by an increase in net income during the current first quarter compared to the first quarter of fiscal 2000.

     Net cash used by investing activities totaled $8,575 in the first quarter of fiscal 2001, resulting in a decrease of $116,094 versus the same quarter of the prior year which included the acquisition of the Specialty Battery Division of JCI.

     Net cash used by financing activities was $2,794 for the first quarter of fiscal 2001 compared to net cash provided by financing activities of $112,949 in the prior year's first quarter. The proceeds from new borrowings in the prior year's first quarter were used primarily for funding the acquisition of the Specialty Battery Division of JCI.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first quarter of fiscal 2001 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2001 capital expenditures are expected to be approximately $50,000 for similar purposes.

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

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 C&D Technologies, Inc. Managment Incentive Bonus Plan Policy (filed herewith).

          10.2 Supplemental Executive Retirement Plan, amended and restated as of May 23, 2000 (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:

               On February 28, 2000,  C&D filed a Form 8-K current  report under
          Item 5 to report the adoption of a stockholders Rights Agreement between C&D and ChaseMellon Shareholder Services, L.L.C., as rights agent.

               On May 25, 2000, C&D filed a Form 8-K current report under Item 5 to report that our Board of Director's had approved a two-for-one split of C&D's Common Stock, to be effected in the form of a 100% stock dividend. The additional shares will be issued on June 16, 2000 to stockholders of record on June 2, 2000.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 June 13, 2000                            BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                  Wade H. Roberts, Jr.
                                                President, Chief Executive
                                                  Officer and Director
                                                (Principal Executive Officer)




 June 13, 2000                            BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                Vice President Finance
                                                (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

          10.1 C&D Technologies, Inc. Management Incentive Bonus Plan Policy.

          10.2 Supplemental Executive Retirement Plan, amended and restated as of May 23, 2000.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.