Form 10-Q
period 2000-07-31
C&D TECHNOLOGIES INC
filed 2000-09-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 6, 2000: 26,182,634

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 2000 and January 31, 2000....................      3

          Consolidated Statements of Income - Three and
           Six Months Ended July 31, 2000 and 1999...............      5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 2000 and 1999...............      6

          Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended July 31, 2000 and 1999.....      8

          Notes to Consolidated Financial Statements.............      9

          Report of Independent Accountants......................     18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     19

   PART II. OTHER INFORMATION....................................     26

   SIGNATURES....................................................     27

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             (Unaudited)
                                                       July 31,      January 31,
                                                         2000           2000
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  5,904       $  7,121
      Accounts receivable, less allowance for
           doubtful accounts of $3,686 and
           $3,080, respectively.................        82,452         76,161
      Inventories...............................        65,426         60,965
      Deferred income taxes.....................        10,158         10,158
      Other current assets......................         2,841          1,256
                                                       -------        -------
                 Total current assets...........       166,781        155,661

Property, plant and equipment, net..............       108,350        100,813
Deferred income taxes...........................           987            803
Intangible and other assets, net................        21,701         22,692
Goodwill, net...................................        72,229         74,146
                                                       -------        -------
                 Total assets...................      $370,048       $354,115
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt...........................      $ 17,832       $ 20,393
      Accounts payable..........................        35,597         36,680
      Accrued liabilities.......................        32,065         26,996
      Income taxes..............................          -             2,018
      Other current liabilities.................         5,052          4,495
                                                       -------        -------
                 Total current liabilities......        90,546         90,582

Long-term debt..................................        66,742         76,459
Other liabilities...............................        21,005         20,663
                                                       -------        -------
                 Total liabilities..............       178,293        187,704
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (Dollars in thousands)


                                                             (Unaudited)
                                                        July 31,     January 31,
                                                          2000          2000
                                                          ----          ----
Commitments and contingencies

Minority interest.................................       5,176          4,345

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,093,338 and
          27,867,480 shares issued,
          respectively*...........................         281            279
      Additional paid-in capital*.................      58,111         53,829
      Treasury stock, at cost, 1,885,204 and
          1,810,204 shares, respectively*.........     (13,670)       (10,819)
      Accumulated other comprehensive loss........      (1,260)          (617)
      Retained earnings...........................     143,117        119,394
                                                       -------        -------
                 Total stockholders' equity.......     186,579        162,066
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $370,048       $354,115
                                                       =======        =======

* Adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   (Unaudited)                     (Unaudited)
                                                Three months ended               Six months ended
                                                     July 31,                        July 31,
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----

Net sales............................        $146,562        $111,819        $280,044        $211,430
Cost of sales........................         103,427          82,126         197,794         155,198
                                              -------         -------         -------         -------
    Gross profit.....................          43,135          29,693          82,250          56,232

Selling, general and
    administrative expenses..........          16,875          14,450          33,252          28,819
Research and development
    expenses.........................           2,525           2,227           5,008           4,486
                                              -------         -------         -------         -------
    Operating income.................          23,735          13,016          43,990          22,927

Interest expense, net................           1,613           1,936           3,464           3,375
Other(income)expense, net............            (165)             72             150             208
                                              -------         -------         -------         -------
    Income before income taxes and
       minority interest.............          22,287          11,008          40,376          19,344

Provision for income taxes...........           8,336           3,963          15,101           6,964
                                              -------         -------         -------         -------
    Net income before minority
       interest......................        $ 13,951        $  7,045        $ 25,275        $ 12,380

    Minority interest................             560            -                831            -
                                              -------         -------         -------         -------
    Net income.......................        $ 13,391        $  7,045        $ 24,444        $ 12,380
                                              =======         =======         =======         =======

Net income per common share*.........        $    .51        $    .28        $    .93        $    .49
                                              =======         =======         =======         =======
Net income per common share -
    assuming dilution*...............        $    .49        $    .27        $    .90        $    .48
                                              =======         =======         =======         =======

Dividends per share*.................        $ .01375        $ .01375        $ .02750        $ .02750
                                              =======         =======         =======         =======

* Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             (Unaudited)
                                                           Six months ended
                                                                July 31,
                                                           2000         1999
                                                           ----         ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 24,444    $  12,380
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................         831         -
          Depreciation and amortization.............      13,211       10,398
          Deferred income taxes.....................        (184)         423
          Loss on disposal of assets................         573          160
          Changes in:
                Accounts receivable.................      (6,848)     (11,297)
                Inventories.........................      (4,796)         872
                Other current assets................         390          130
                Accounts payable....................      (1,550)       5,103
                Accrued liabilities.................       5,609        2,980
                Income taxes payable................      (2,117)        (561)
                Other current liabilities...........         557          104
                Other liabilities...................         343        1,968
          Other, net................................         523          293
                                                        --------     --------
Net cash provided by operating activities...........      30,986       22,953
                                                        --------     --------
Cash flows provided (used) by investing activities:
    Acquisition of business, net....................        -        (121,465)
    Acquisition of property, plant and equipment....     (18,436)      (6,455)
    Proceeds from disposal of property, plant
       and equipment................................         149           22
                                                        --------     --------
Net cash used by investing activities...............     (18,287)    (127,898)
                                                        --------     --------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (16,317)      (5,116)
    Proceeds from new borrowings....................       3,700      110,253
    Financing costs of long-term debt...............        -          (2,749)
    Proceeds from issuance of common stock, net.....       2,227        2,834
    Purchase of treasury stock......................      (2,306)        -
    Payment of common stock dividends...............      (1,081)      (1,040)
                                                        --------     --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                         Six months ended
                                                             July 31,
                                                        2000          1999
                                                        ----          ----

Net cash (used) provided by
   financing activities...........................    (13,777)      104,182
                                                     --------      --------
Effect of exchange rate changes on cash...........       (139)          (15)
                                                     --------      --------
Decrease in cash and cash equivalents.............     (1,217)         (778)
Cash and cash equivalents at beginning
   of period......................................      7,121         5,003
                                                     --------      --------
Cash and cash equivalents at end of period........  $   5,904     $   4,225
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired business
    Estimated fair value of assets acquired ......  $    -        $  53,677
    Goodwill......................................       -           60,612
    Identifiable intangible assets................       -           17,840
    Cash paid, net of cash acquired...............       -         (121,465)
                                                     --------      --------
    Liabilities assumed...........................  $    -        $  10,664
                                                     ========      ========









        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                       (Unaudited)              (Unaudited)
                                    Three months ended        Six months ended
                                          July 31,                July 31,
                                     2000       1999          2000        1999
                                     ----       ----          ----        ----
Net income.......................  $13,391     $7,045       $24,444     $12,380

Other comprehensive loss,
   net of tax:
       Foreign currency
       translation adjustments...     (332)       (77)         (643)       (227)
                                    ------      -----        ------      ------
Total comprehensive income.......  $13,059     $6,968       $23,801     $12,153
                                    ======      =====        ======      ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2000. The January 31, 2000 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 2000 and the consolidated statements of income for the three and six months ended July 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended July 31, 2000 and 1999 and the consolidated statements of comprehensive income for the three and six months ended July 31, 2000 and 1999. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   STOCK SPLIT

     On June 16, 2000 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend to stockholders of record on June 2, 2000. This transaction resulted in a transfer on the Company's balance sheet of $140 to common stock from additional paid-in capital. The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect this transaction.


3.   ACQUISITION

     Effective March 1, 1999, the Company acquired substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100 percent of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In consideration of the assets acquired, the Company paid approximately $120,000, plus additional acquisition related costs, subject to certain adjustments as set forth in the purchase agreement. In addition, the Company assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. The Company continues to use the assets acquired in such business. The source of the funds for the acquisition was advances under a credit agreement consisting of a term loan in the amount of $100,000 and a revolving loan not to exceed $120,000 which includes a letter of credit facility not to exceed $30,000 and swingline loans not to exceed $10,000.

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


3.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that is factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees, which will not continue, and the related income tax effects.

     Six months ended July 31, 1999:

         Net sales..........................   $226,540
         Net income.........................   $ 12,361
         Net income per common share*.......   $   0.49
         Net income per common share -
              assuming dilution*............   $   0.48

* Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.

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


4.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,    January 31,
                                                      2000         2000
                                                      ----         ----

         Raw materials............................  $27,797      $28,522
         Work-in-progress.........................   19,138       14,602
         Finished goods...........................   18,491       17,841
                                                     ------       ------
                                                    $65,426      $60,965
                                                     ======       ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        2000         1999
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.4          3.2
     Foreign sales corporation.......................   (0.3)        (0.6)
     Tax effect of foreign operations................   (0.1)        (0.3)
     Research and development credit.................   (0.9)        (1.6)
     Other...........................................    0.3          0.3
                                                        ----         ----
                                                        37.4%        36.0%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and six months ended July 31, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                   Three months ended       Six months ended
                                       July 31,                 July 31,
                                   2000        1999         2000         1999
                                   ----        ----         ----         ----
Weighted average shares
   of common stock
   outstanding*..............  26,236,986   25,449,844   26,184,497   25,218,680
Assumed exercise of stock
   options, net of shares
   assumed reacquired*.......   1,177,824      553,808      963,395      613,970
                               ----------   ----------   ----------   ----------
Weighted average common
   shares - assuming
   dilution*.................  27,414,810   26,003,652   27,147,892   25,832,650
                               ==========   ==========   ==========   ==========

* Share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


7.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities, there have been no material changes since January 31, 2000.

Legal:

     In January 2000, the Company was sued in an action captioned PUERTO RICO ELECTRIC POWER AUTHORITY V. C&D TECHNOLOGIES, INC., Case No. 00-1104 in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990's. The Company has entered into a settlement with respect to this claim.

Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead, other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes; (iii) monitoring and permitting of air and water emissions; and (iv) monitoring and protecting workers from unpermitted exposure to hazardous substances, including lead used in our manufacturing processes.

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


7.   CONTINGENT LIABILITIES (continued)

     With regard to the remainder of the NL Site, the Company and four other potentially responsible parties ("PRPs") have agreed upon a cost sharing arrangement for the design phase of the project. A reliable range of the potential cost to the Company for the ultimate remediation of the site cannot currently be determined, nor have all PRPs been identified. Accordingly, the Company has not established a reserve for this potential exposure.

    The remedial investigation and feasibility study at a second Third Party Facility, the former Tonolli Incorporated facility, at Nesquehoning, Pennsylvania (the "Tonolli Site"), was completed in fiscal 1993. The Company and the other PRPs initiated and completed remedial action at the site in fiscal 1999. The Company believes its only remaining liability relates to long-term monitoring at the site, the cost of which is estimated to be an immaterial amount for which the Company has established an adequate reserve.

   The Company responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site", in October 1991. Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated costs of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved, the majority of which is expected to be paid over the next two to five years.

   Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned Sites.

   The Company is also aware of the existence of potential contamination at two of its properties which may require expenditures for further investigation and remediation. At the Company's Huguenot, New York facility, fluoride contamination in an inactive lagoon, exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site ultimately may bear some, as yet undetermined, share of the costs associated therewith. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known, as a remediation plan has not yet been approved by the State of New York.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


7.   CONTINGENT LIABILITIES (continued)

     The Company's Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and assessment and remediation of off-site contamination has been completed. The full remediation report was submitted to the state on February 22, 1999. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site is removed from its Hazardous Sites Inventory.

     The Company, together with JCI, is conducting an assessment and remediation of contamination at our Dynasty Division facility site in Milwaukee, Wisconsin. The majority of this project is expected to be completed in fiscal 2002. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the assessment and remediation, with a cap of $1,750, (ii) any environmental liabilities at the facility which are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the facility to locations other than the facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities.

     In January 1999, the Company has received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company has submitted a compliance plan to the EPA. A penalty assessment could be made, however, the amount of such assessment, if any, has not been determined.

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


8.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133 by delaying its effective date by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS No. 133. The Company currently uses derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of the Company's floating rate debt and the exchange rate on a portion of the Company's foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under these statements, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. The Company is currently evaluating the financial impact of adoption of these statements. The Company believes that the adoption of these statements will not have a material effect on its financial position or results of operations.

     Recently, the FASB's Emerging Issue Task Force ("EITF") released Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. This EITF is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. Since this EITF only relates to financial statement classification, the adoption of this EITF will not affect the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact of the implementation of these SABs.


9.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.04 per share after tax (as adjusted for the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the six months ended July 31, 1999. The restructuring charge consisted of estimated costs to close the

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.   RESTRUCTURING CHARGE (continued)

Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production primarily to its existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Restructuring activity for the six months ended July 31, 2000 and 1999 was as follows:

                             Balance at                            Balance at
                             January 31,     Cash      Provision    July 31,
                                2000      Reductions   Reduction      2000
                                ----      ----------   ---------      ----

Employee severance.......       $256         $(195)       $(61)         -
                                 ---          ----         ---         ---
Total....................       $256         $(195)       $(61)         -
                                 ===          ====         ===         ===


                                 April                             Balance at
                                 1999         Cash      Non-Cash    July 31,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -        $(376)         -
Write-down of property,
  plant and equipment....         355           -           -         $355
Employee severance.......         741        $(239)         -          502
Other....................         155          (33)         -          122
                                -----          ---         ---        ----
Total....................      $1,627        $(272)      $(376)       $979
                                =====         ====        ====        ====

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. The Company completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics' Costa Mesa,
California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through the second quarter of fiscal 2001.

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

     The Power Electronics Division manufactures and markets DC to DC converters for large original equipment manufacturers ("OEMs") of telecommunications equipment used in telecommunications and internet infrastructure applications. The division also manufactures and markets standard and custom power supplies used in office equipment.

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

     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 2000 and 1999 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------

Three months ended July 31, 2000:

Net sales.................................     $64,872       $38,011       $24,404       $19,275       $146,562
Operating income..........................     $12,527        $8,928        $1,475          $805        $23,735


Three months ended July 31, 1999:

Net sales..................................    $53,860       $25,818       $14,629       $17,512       $111,819
Operating income (loss)....................     $9,444        $3,674         $(346)         $244        $13,016

Six months ended July 31, 2000:

Net sales.................................    $125,275       $72,931       $44,197       $37,641       $280,044
Operating income..........................     $24,670       $16,221        $2,241          $858        $43,990


Six months ended July 31, 1999:

Net sales..................................   $103,728       $43,194       $28,019       $36,489       $211,430
Operating income (loss)....................    $17,787        $6,836       $(2,728)       $1,032        $22,927

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries ("the Company") as of July 31, 2000 and the related consolidated statements of income and comprehensive income for each of the three and six month periods ended July 31, 2000 and 1999, and the related consolidated statement of cash flows for the six month periods ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
August 22, 2000

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of fiscal 2001 and the six months ended July 31, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Effective March 1, 1999, C&D Technologies, Inc. (together with its operating subsidiaries, "we", "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D. As a result of the timing of the above acquisitions, the six-month period ending July 31, 1999 does not include revenue or expenses for one month of the six-month period with respect to our acquisition of the Special Battery Division of JCI and does not include any revenue or expenses related to our acquisition of JCI's 67 percent ownership interest in the joint venture battery business.

     Net sales increased $34,743 or 31 percent for the quarter and $68,614 or 32 percent for the six-month period. The increase in sales during the quarter was the result of higher sales by all divisions. Sales of the Dynasty Division increased $12,193 or 47 percent during the quarter primarily as a result of higher sales to the UPS, telecommunications and CATV markets. A portion of the increase in Dynasty's sales during the second quarter of fiscal 2001 was due to sales recorded by our 67 percent ownership interest in the joint venture battery business, which was not acquired until the third quarter of fiscal 2000. Sales of the Powercom Division increased $11,012 or 20 percent during the quarter, primarily due to higher sales to the telecommunications market. Power Electronics divisional sales increased $9,775 or 67 percent during the quarter due to higher DC to DC converter sales, partially offset by lower sales of custom power supplies. Also contributing to the sales increase were sales by the Motive Power Division which were up $1,763 or 10 percent. The increase in sales during the six-month period was also the result of higher sales by all divisions. Sales of the Dynasty Division increased $29,737 or 69 percent during the six-month period primarily as a result of higher sales to the UPS, telecommunications and CATV markets. A portion of this increase was due to the recording of a full six months of sales by the Specialty Battery component of the Dynasty Division during the six-month period ended July 31, 2000, compared to only five months of sales in the first six months of the comparable period of the prior year. Also contributing to the increase in Dynasty Division sales

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


during the six-month period was the recording of six months of sales related to our 67 percent ownership interest in the joint venture battery business, compared to no sales in the same period of the prior year. Sales of the Powercom Division increased $21,547 or 21 percent during the six-month period, primarily due to higher sales to the telecommunications market. Power Electronics divisional sales increased $16,178 or 58 percent during the six-month period due to higher DC to DC converter sales, partially offset by lower sales of custom power supplies. Also contributing to the sales increase during the first six months of fiscal 2001 were sales by the Motive Power Division, which were up $1,152 or three percent.

     Gross profit for the quarter increased $13,442 or 45 percent to $43,135 from $29,693 in the second quarter of the prior year, resulting in an increase in gross margin from 26.6 percent in the second quarter of the prior year to
29.4 percent in the second quarter of the current year. Gross profit during the quarter was higher for all divisions, primarily due to the increased sales volumes provided by all of the divisions. Gross profit for the six-month period increased $26,018 or 46 percent to $82,250 from $56,232 in the comparable period of the prior year, resulting in an increase in gross margin from 26.6 percent in the first six months of fiscal 2000 to 29.4 percent in the first six months of the current year. Gross profit for the six-month period was higher in the Dynasty, Powercom and Power Electronics divisions, primarily due to the increased sales volumes provided by these divisions. This increase in gross profit during the six-month period was partially offset by a slight decrease in gross profit of the Motive Power Division.

     Selling, general and administrative expenses for the quarter increased $2,425 or 17 percent over the comparable quarter of the prior year. This increase was primarily due to: (i) higher variable selling costs associated with the increased sales volumes; (ii) higher bonus and legal accruals; and (iii) selling, general and administrative expenses recorded during the quarter related to our 67 percent ownership interest in the joint venture battery business which was acquired in the third quarter of the prior year. For the six-month period, selling, general and administrative expenses increased $4,433 or 15 percent. The increase during the six-month period was primarily due to: (i) higher legal and bonus accruals; (ii) higher variable selling costs associated with the increased sales volumes; (iii) the recording of a full six months of selling, general and administrative expenses during the six month period ended July 31, 2000 by the Specialty Battery component of the Dynasty Division, compared to only five months in the prior year's six-month period ended July 31, 1999; (iv) selling, general and administrative expenses recorded during the six-month period of the current year related to our 67 percent ownership interest in the joint venture battery business which was acquired in the third quarter of the prior year; and
(v) the absence in the current six-month period of a restructuring charge, primarily related to the Power Electronics Division, which was recorded in the first six months of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


     Research and development expenses for the quarter and six-month period remained proportional to sales as a relative percentage compared to the same periods of the prior year at approximately two percent of sales.

     Operating income for the quarter increased $10,719 or 82 percent to $23,735 as a result of higher operating income generated by all divisions, including the Power Electronics Division, which generated operating income during the quarter, compared to an operating loss in the second quarter of the prior year. For the six-month period, operating income increased $21,063 or 92 percent to $43,990. This increase was due to higher operating income generated by the Dynasty, Powercom and Power Electronics divisions, partially offset by lower operating income generated by the Motive Power Division. The Power Electronics Division generated operating income during the current six-month period, compared to an operating loss in the first six months of the prior year.

     Interest expense, net, decreased $323 in the quarter primarily due to lower debt balances outstanding, coupled with higher capitalized interest resulting from our increased level of capital spending. For the six-month period, interest expense, net, increased $89 primarily due to higher debt balances outstanding due to the acquisition of the Dynasty Division on March 1, 1999, partially offset by higher capitalized interest resulting from our increased level of capital spending.

     Income tax expense increased $4,373 for the quarter and $8,137 for the six-month period primarily as a result of higher income before income taxes and a higher effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the first six months of fiscal 2001 increased to 37.4 percent from 36.0 percent in the comparable period of the prior year, primarily as a result of less tax benefit associated with research and development tax credits.

     Minority interest of $560 for the quarter and $831 for the first six months fiscal 2001 reflects the 33 percent ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D.

     As a result of the above, net income increased $6,346 for the quarter to $13,391 or 51 cents per common share - basic and 49 cents per common share - assuming dilution. For the six-month period, net income increased $12,064 to $24,444 or 93 cents per common share - basic and 90 cents per common share - assuming dilution. The above per share amounts reflect our June 16, 2000 two-for-one stock split, effected in the form of a 100 percent stock dividend.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


RESTRUCTURING CHARGE

     During the first  quarter of fiscal 2000,  we recorded a pre-tax  charge of
$1,627, or $.04 per share after tax (as adjusted for our June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the six months ended July 31, 1999. The restructuring charge consisted of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of our former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production primarily to our existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics' Costa Mesa, California work force. Restructuring activity for the six months ended July 31, 2000 and 1999 was as follows:

                             Balance at                            Balance at
                             January 31,      Cash      Provision    July 31,
                                2000       Reductions   Reduction     2000
                                ----       ----------   ---------     ----

Employee severance.......       $256         $(195)       $(61)         -
                                 ---          ----         ---         ---
Total....................       $256         $(195)       $(61)         -
                                 ===          ====         ===         ===


                                 April                             Balance at
                                 1999         Cash      Non-Cash     July 31,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -        $(376)         -
Write-down of property,
  plant and equipment....         355           -           -          355
Employee severance.......         741        $(239)         -          502
Other....................         155          (33)         -          122
                                -----         ----        ----         ---
Total....................      $1,627        $(272)      $(376)       $979
                                =====         ====        ====         ===

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. We completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics' Costa Mesa,
California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through the second quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $8,033 or 35 percent to $30,986 for the six-month period ended July 31, 2000 compared to $22,953 for the comparable period of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) an increase in net income and depreciation during the six-month period; (ii) a smaller increase in accounts receivable in first half of the current year compared to the same period of the prior year; and (iii) a larger increase in accrued liabilities in the current six-month period than the prior year. These changes resulting in higher net cash provided by operating activities were partially offset by a decrease in accounts payable during the current half year versus an increase in the comparable period of the prior year, and an increase in inventories during the current six-month period compared to a decrease in the prior half year.

     Net cash used by investing activities totaled $18,287 in the first six months of fiscal 2001, resulting in a decrease of $109,611 versus the same period of the prior year, which included the acquisition of the Specialty Battery Division of JCI.

     Net cash used by financing activities was $13,777 for the first six months of fiscal 2001 compared to net cash provided by financing activities of $104,182 in the prior year's first six months. The proceeds from new borrowings in the prior year's first six months were used primarily for funding the acquisition of the Specialty Battery Division of JCI. Net cash used for financing activities during the first six months of fiscal 2001 includes $2,306 for the purchase of treasury stock.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first six months of fiscal 2001 were incurred primarily to fund capacity expansion, new product development, cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2001 capital expenditures are expected to be approximately $50,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133 by delaying its effective date by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS No. 133. We currently use derivatives such as interest rate swap agreements, currency swaps and currency forwards to effectively fix the interest rate on a portion of our floating rate debt and the exchange rate on a portion of our foreign assets, liabilities and cash flows. Under current accounting standards, no gain or loss is recognized on changes in the fair value of these derivatives. Under these statements, gains or losses will be recognized based on changes in the fair value of the derivatives which generally occur as a result of changes in interest rates and foreign currency exchange rates. We are currently evaluating the financial impact of adoption of these statements. We believe that the adoption of these statements will not have a material effect on our financial position or results of operations.

     Recently, the FASB's Emerging Issue Task Force ("EITF") released Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. This EITF is applicable no later than the fourth quarter of fiscal years beginning after December 15, 1999. Since this EITF only relates to financial statement classification, the adoption of this EITF will not affect our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have not yet determined the impact of the implementation of these SABs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


FORWARD LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, also known as the Private Securities Litigation Reform Act of 1995). Words and expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. A number of factors could materially affect future developments and performance. Factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by C&D in this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its annual meeting of stockholders on June 27, 2000.

(b)       See Item 4 (c) below.

(c) William Harrall, III was elected as a director by a vote of 22,749,640 for and 270,120 withheld. Wade H. Roberts, Jr. was elected as a director by a vote of 18,747,912 for and 4,271,848 withheld. Adrian A. Basora was elected as a director by a vote of 22,745,140 for and 274,620 withheld. Peter R. Dachowski was elected as a director by a vote of 22,743,940 for and 275,820 withheld. Kevin P. Dowd was elected as a director by a vote of 22,749,840 for and 269,920 withheld. Pamela
          S. Lewis was elected as a director by a vote of 22,744,540 for and 275,220 withheld. George MacKenzie was elected as a director by a vote of 22,741,340 for and 278,420 withheld. John A. H. Shober was elected as a director by a vote of 22,748,540 for and 271,220 withheld.

          The proposal to amend the C&D Technologies, Inc. Amended and Restated 1998 Option Plan was ratified by a vote of 18,665,130 for and 1,068,962 against, with 77,862 abstentions.

          The resolution to approve the C&D Technologies, Inc. Executive Stock Purchase Loan Program was ratified by a vote of 18,543,928 for and 1,185,684 against, with 82,342 abstentions.

          The appointment of PricewaterhouseCoopers LLP as the Company's independent accounts for the year ending January 31, 2001 was ratified by a vote of 22,967,392 for and 10,410 against, with 41,958 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Second Amendment dated July 20, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent (filed herewith).

          10.2 Third Amendment dated July 24, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

          27.  Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:

          On May 25, 2000, C&D filed a Form 8-K current report under Item 5 to report that our Board of Directors had approved a two-for-one split of C&D's Common Stock, to be effected in the form of a 100% stock dividend. The additional shares were issued on June 16, 2000 to stockholders of record on June 2, 2000.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 September 13, 2000                      BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 September 13, 2000                      BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Second Amendment dated July 20, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent.

          10.2 Third Amendment dated July 24, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.