Form 10-Q
period 2000-10-31
C&D TECHNOLOGIES INC
filed 2000-12-14
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 7, 2000: 26,286,612

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 2000 and January 31, 2000..................     3

          Consolidated Statements of Income - Three and
           Nine Months Ended October 31, 2000 and 1999............     5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 2000 and 1999............     6

          Consolidated Statements of Comprehensive Income -
           Three and Nine Months Ended October 31, 2000 and 1999..     8

          Notes to Consolidated Financial Statements..............     9

          Report of Independent Accountants.......................    18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......    19

   PART II. OTHER INFORMATION.....................................    26

   SIGNATURES.....................................................    27

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                             (Unaudited)
                                                     October 31,     January 31,
                                                        2000            2000
                                                        ----            ----
ASSETS

Current assets:
      Cash and cash equivalents.................      $  5,696       $  7,121
      Accounts receivable, less allowance for
           doubtful accounts of $3,791 and
           $3,080, respectively.................        89,037         76,161
      Inventories...............................        68,394         60,965
      Deferred income taxes.....................        10,158         10,158
      Other current assets......................         1,539          1,256
                                                       -------        -------
                 Total current assets...........       174,824        155,661

Property, plant and equipment, net..............       114,629        100,813
Deferred income taxes...........................         1,079            803
Intangible and other assets, net................        21,251         22,692
Goodwill, net...................................        71,169         74,146
                                                       -------        -------
                 Total assets...................      $382,952       $354,115
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt...........................      $ 16,782       $ 20,393
      Accounts payable..........................        36,149         36,680
      Accrued liabilities.......................        36,010         26,996
      Income taxes..............................          -             2,018
      Other current liabilities.................         5,136          4,495
                                                       -------        -------
                 Total current liabilities......        94,077         90,582

Long-term debt..................................        59,168         76,459
Other liabilities...............................        20,227         20,663
                                                       -------        -------
                 Total liabilities..............       173,472        187,704
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                             (Unaudited)
                                                      October 31,    January 31,
                                                         2000           2000
                                                         ----           ----
Commitments and contingencies

Minority interest.................................       6,043          4,345

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,235,683 and
          27,867,480 shares issued,
          respectively*...........................         282            279
      Additional paid-in capital*.................      62,086         53,829
      Treasury stock, at cost, 1,911,990 and
          1,810,204 shares, respectively*.........     (14,609)       (10,819)
      Accumulated other comprehensive loss........      (1,822)          (617)
      Retained earnings...........................     157,500        119,394
                                                       -------        -------
                 Total stockholders' equity.......     203,437        162,066
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $382,952       $354,115
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   (Unaudited)                     (Unaudited)
                                                Three months ended              Nine months ended
                                                   October 31,                     October 31,
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----

Net sales............................        $155,409        $126,843        $435,453        $338,273
Cost of sales........................         109,998          93,571         307,792         248,769
                                              -------         -------         -------         -------
    Gross profit.....................          45,411          33,272         127,661          89,504

Selling, general and
    administrative expenses..........          16,353          15,156          49,605          43,975
Research and development
    expenses.........................           2,514           2,232           7,522           6,718
                                              -------         -------         -------         -------
    Operating income.................          26,544          15,884          70,534          38,811

Interest expense, net................           1,215           2,411           4,679           5,786
Other (income) expense, net..........             (29)           (208)            121            -
                                              -------         -------         -------         -------
    Income before income taxes and
       minority interest.............          25,358          13,681          65,734          33,025

Provision for income taxes...........           9,746           5,189          24,847          12,153
                                              -------         -------         -------         -------
    Net income before minority
       interest......................          15,612           8,492          40,887          20,872

Minority interest....................             867             286           1,698             286
                                              -------         -------         -------         -------
    Net income.......................        $ 14,745        $  8,206        $ 39,189        $ 20,586
                                              =======         =======         =======         =======

Net income per common share*.........        $   0.56        $   0.32        $   1.50        $   0.81
                                              =======         =======         =======         =======
Net income per common share -
    assuming dilution*...............        $   0.54        $   0.31        $   1.44        $   0.79
                                              =======         =======         =======         =======

Dividends per share*.................        $ .01375        $ .01375        $ .04125        $ .04125
                                              =======         =======         =======         =======

* Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                           Nine months ended
                                                              October 31,
                                                           2000         1999
                                                           ----         ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 39,189    $  20,586
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................       1,698          286
          Depreciation and amortization.............      19,488       16,207
          Deferred income taxes.....................        (276)         690
          Loss on disposal of assets................         593          646
          Changes in:
                Accounts receivable.................     (14,103)     (16,994)
                Inventories.........................      (8,142)       1,388
                Other current assets................         263          429
                Accounts payable....................        (352)       5,226
                Accrued liabilities.................       9,576        6,312
                Income taxes payable................       1,557        1,848
                Other current liabilities...........         641          886
                Other liabilities...................        (434)       3,052
          Other, net................................       1,054          305
                                                        --------     --------
Net cash provided by operating activities...........      50,752       40,867
                                                        --------     --------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net..................        -        (134,829)
    Acquisition of property, plant and equipment....     (29,406)     (10,762)
    Proceeds from disposal of property, plant
       and equipment................................         154           25
                                                        --------     --------
Net cash used by investing activities...............     (29,252)    (145,566)
                                                        --------     --------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (22,364)      (7,913)
    Proceeds from new borrowings....................       1,200      113,499
    Financing costs of long-term debt...............        (244)      (2,749)
    Proceeds from issuance of common stock, net.....       3,935        4,586
    Purchase of treasury stock......................      (3,790)        -
    Payment of common stock dividends...............      (1,443)      (1,396)
                                                        --------     --------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                        Nine months ended
                                                           October 31,
                                                        2000         1999
                                                        ----         ----

Net cash (used) provided by
   financing activities...........................    (22,706)      106,027
                                                     --------      --------
Effect of exchange rate changes on cash...........       (219)           59
                                                     --------      --------
(Decrease) increase in cash and cash equivalents..     (1,425)        1,387
Cash and cash equivalents at beginning
   of period......................................      7,121         5,003
                                                     --------      --------
Cash and cash equivalents at end of period........  $   5,696     $   6,390
                                                     ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES


Acquired businesses
    Estimated fair value of assets acquired ......  $    -        $  79,404
    Goodwill......................................       -           66,142
    Identifiable intangible assets................       -           17,840
    Cash paid, net of cash acquired...............       -         (134,829)
                                                     --------      --------
    Liabilities assumed...........................  $    -        $  28,557
                                                     ========      ========









        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                       (Unaudited)              (Unaudited)
                                    Three months ended       Nine months ended
                                       October 31,              October 31,
                                     2000        1999        2000         1999
                                     ----        ----        ----         ----
Net income....................... $14,745      $8,206      $39,189      $20,586

Other comprehensive (loss) income,
   net of tax:
       Foreign currency
       translation adjustments...    (562)        208       (1,205)         (19)
                                   ------       -----       ------       ------
Total comprehensive income....... $14,183      $8,414      $37,984      $20,567
                                   ======       =====       ======       ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2000. The January 31, 2000 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 2000 and the related consolidated statements of income and comprehensive income for each of the three and nine month periods ended October 31, 2000 and 1999 and the related consolidated statement of cash flows for the nine month periods ended October 31, 2000 and 1999. However, interim results of operations may not be indicative of results for the full fiscal year.


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


3.  ACQUISITION (continued)

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China which was completed on August 2, 1999) had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to transactions that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees, which will not continue, and the related income tax effects.

     Nine months ended October 31, 1999:

         Net sales..........................   $353,369
         Net income.........................   $ 20,453
         Net income per common share*.......   $   0.81
         Net income per common share -
              assuming dilution*............   $   0.79

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


4.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,   January 31,
                                                      2000          2000
                                                      ----          ----

         Raw materials............................  $29,940       $28,522
         Work-in-progress.........................   19,156        14,602
         Finished goods...........................   19,298        17,841
                                                     ------        ------
                                                    $68,394       $60,965
                                                     ======        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        2000         1999
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    3.3          2.9
     Foreign sales corporation.......................   (0.3)        (0.4)
     Tax effect of foreign operations................     -          (0.4)
     Research and development credit.................   (0.4)        (0.6)
     Other...........................................    0.2          0.3
                                                        ----         ----
                                                        37.8%        36.8%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per common share for the three and nine months ended October 31, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                  Three months ended        Nine months ended
                                     October 31,               October 31,
                                  2000         1999         2000         1999
                                  ----         ----         ----         ----
Weighted average shares
   of common stock
   outstanding*..............  26,227,774   25,717,576   26,199,028   25,386,806
Assumed exercise of stock
   options, net of shares
   assumed reacquired*.......   1,196,027      511,314    1,040,937      579,750
                               ----------   ----------   ----------   ----------
Weighted average common
   shares - assuming
   dilution*.................  27,423,801   26,228,890   27,239,965   25,966,556
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

Legal:

     In January 2000, the Company was sued in an action captioned PUERTO RICO ELECTRIC POWER AUTHORITY V. C&D TECHNOLOGIES, INC., Case No. 00-1104 in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990's. In August 2000 the Company entered into a settlement agreement with respect to this claim, which was consumated in November 2000.

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

     The Company responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site", in October 1991. Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated cost of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved, the majority of which is expected to be paid over the next two to five years.

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

     The Company's Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact, and

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


7.   CONTINGENT LIABILITIES (continued)

assessment and remediation of off-site contamination has been completed. The full remediation report was submitted to the state on February 22, 1999, and the Company has responded to subsequent inquiries from the state environmental agency. The state environmental agency may request further information and additional investigation or remediation may be necessary before the site is removed from its Hazardous Sites Inventory.

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

     In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA. A penalty assessment could be made, however, the amount of such assessment, if any, has not been communicated to the Company by the EPA.

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available. Based on currently available information, management of the Company believes that the foregoing contingent liabilities will not have a material adverse effect on the Company's business, financial condition or results of operations.


8.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, including the amendments in SFAS No. 138, on February 1, 2001. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


8.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     Using market valuations for derivatives held as of October 31, 2000, as a guide, the Company estimates that on February 1, 2001, the net of tax cumulative-effect adjustment to net income and accumulated other comprehensive loss will not be material.

     Any changes in the composition of the Company's derivative instrument portfolio or changes in the market values of these instruments between now and the end of fiscal 2001 could have an impact on the cumulative-effect adjustment to net income and accumulated other comprehensive loss.

     At this time, the Company plans no significant change in its risk management strategies due to the adoption of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has evaluated the impact of the implementation of these SABs and believes that the impact will not be material.

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


9.   RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.04 per share after tax (as adjusted for the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.   RESTRUCTURING CHARGE (continued)

accompanying consolidated statement of income for the nine months ended October 31, 1999. The restructuring charge consisted of estimated costs to close the Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production primarily to its existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of Power Electronics' Costa Mesa, California work force. Restructuring activity for the nine months ended October 31, 2000 and 1999 was as follows:

                             Balance at                            Balance at
                             January 31,     Cash      Provision   October 31,
                                2000      Reductions   Reduction      2000
                                ----      ----------   ---------      ----

Employee severance.......       $256         $(195)       $(61)         -
                                 ---          ----         ---         ---
Total....................       $256         $(195)       $(61)         -
                                 ===          ====         ===         ===

                                 April                             Balance at
                                 1999         Cash      Non-Cash   October 31,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -        $(376)         -
Write-down of property,
  plant and equipment....         355           -         (355)         -
Employee severance.......         741        $(384)         -         $357
Other....................         155         (136)         -           19
                                -----          ---         ---        ----
Total....................      $1,627        $(520)      $(731)       $376
                                =====         ====        ====        ====

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. The Company completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees of the Power Electronics' Costa Mesa, California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through the second quarter of fiscal 2001.

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

     The Motive Power Division manufactures complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. These products are marketed to end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles, and, to a lesser extent, OEM's.

     Summarized financial information related to the Company's business segments for the three and nine months ended October 31, 2000 and 1999 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------

Three months ended October 31, 2000:

Net sales.................................     $65,590        $40,620      $30,832       $18,367       $155,409
Operating income (loss)...................     $12,921        $10,538       $4,507       $(1,422)       $26,544


Three months ended October 31, 1999:

Net sales..................................    $58,118        $32,739      $16,251       $19,735       $126,843
Operating income (loss)....................    $10,461         $5,500        $(589)         $512        $15,884

Nine months ended October 31, 2000:

Net sales.................................    $190,865       $113,551      $75,029       $56,008       $435,453
Operating income (loss)...................     $37,591        $26,759       $6,748         $(564)       $70,534


Nine months ended October 31, 1999:

Net sales..................................   $161,846        $75,933      $44,270       $56,224       $338,273
Operating income (loss)....................    $28,248        $12,336      $(3,317)       $1,544        $38,811

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries ("the Company") as of October 31, 2000 and the related consolidated statements of income and comprehensive income for each of the three and nine month periods ended October 31, 2000 and 1999, and the related consolidated statement of cash flows for the nine month periods ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles genrally accepted in the United States of America.

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

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
November 21, 2000

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of fiscal 2001 and the nine months ended October 31, 2000. All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Effective March 1, 1999, C&D Technologies, Inc. (together with its operating subsidiaries, "we", "our" or "C&D") purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division by C&D. As a result of the timing of the above acquisitions, the nine-month period ending October 31, 1999 does not include revenue or expenses for one month of the nine-month period with respect to our acquisition of the Special Battery Division of JCI and does not include revenue or expenses for six months of the nine-month period with respect to our acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China.

     Net sales increased $28,566 or 23 percent for the quarter and $97,180 or 29 percent for the nine-month period. The increase in sales during the quarter was the result of higher sales by all divisions except for the Motive Power Division, which had a seven percent decrease in sales. The Power Electronics Division sales increased $14,581 or 90 percent during the quarter primarily as a result of higher DC to DC converter sales partially offset by lower sales of custom power supplies. Sales of the Dynasty Division increased $7,881 or 24 percent during the quarter primarily as a result of higher sales to the telecommunications and UPS markets. Powercom divisional sales increased $7,472 or 13 percent during the quarter, primarily due to higher sales to the telecommunications and UPS markets. The increase in sales during the nine-month period was also the result of higher sales by all divisions except for the Motive Power Division, which had a less than one percent decrease in sales. Sales of the Dynasty Division increased $37,618 or 50 percent during the nine-month period primarily as a result of higher sales to the UPS, telecommunications and CATV markets. A portion of this increase was due to the recording of a full nine months of sales by the Specialty Battery component of the Dynasty Division during the nine-month period ended October 31, 2000, compared to only eight months of sales in the first nine months of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


comparable period of the prior year. Also contributing to the increase in Dynasty Division sales during the nine-month period was the recording of nine months of sales related to our 67 percent ownership interest in the joint venture battery business, compared to only three months in the same period of the prior year. Sales of the Power Electronics Division increased $30,759 or 69 percent during the nine-month period due to higher sales of DC to DC converters and standard power supplies, partially offset by lower sales of custom power supplies. Powercom Divisional sales increased $29,019 or 18 percent during the nine-month period, primarily due to higher sales to the telecommunications and UPS markets.

     Gross profit for the quarter increased $12,139 or 36 percent to $45,411 from $33,272 in the third quarter of the prior year, resulting in an increase in gross margin from 26.2 percent in the third quarter of the prior year to 29.2 percent in the third quarter of the current year. Gross profit for the nine-month period increased $38,157 or 43 percent to $127,661 from $89,504 in the comparable period of the prior year, resulting in an increase in gross margin from 26.5 percent in the first nine months of fiscal 2000 to 29.3 percent in the first nine months of the current year. Gross profit during the quarter and nine-month period was higher in the Power Electronics, Dynasty and Powercom divisions primarily due to the increased sales volumes. Gross profit of the Motive Power Division during the quarter and nine-month period decreased primarily as a result of manufacturing inefficiencies.

     Selling, general and administrative expenses for the quarter increased $1,197 or eight percent over the comparable quarter of the prior year. This increase was primarily due to higher variable selling costs associated with the increased sales volumes and higher bonus accruals. For the nine-month period, selling, general and administrative expenses increased $5,630 or 13 percent. The increase during the nine-month period was primarily due to: (i) higher variable selling costs associated with increased sales volumes; (ii) higher litigation settlement costs and bonus accruals; (iii) the recording of a full nine months of selling, general and administrative expenses during the nine-month period ended October 31, 2000 by the Specialty Battery component of the Dynasty Division, compared to only eight months in the prior year's nine-month period ended October 31, 1999; (iv) selling, general and administrative expenses recorded during the nine-month period of the current year related to our 67 percent ownership interest in the joint venture battery business which was acquired in the third quarter of the prior year; and (v) the absence in the current nine-month period of a restructuring charge, primarily related to the Power Electronics Division, which was recorded in the first nine months of the prior year.

     Research and development expenses for the quarter and nine-month period remained proportional to sales as a relative percentage compared to the same periods of the prior year at approximately two percent of sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


     Operating income for the quarter increased $10,660 or 67 percent to $26,544 as a result of higher operating income generated by all divisions except the Motive Power Division, which generated an operating loss during the quarter, compared to operating income in the third quarter of the prior year. For the nine-month period, operating income increased $31,723 or 82 percent to $70,534. This increase was due to higher operating income generated by the Dynasty, Power Electronics and Powercom divisions, partially offset by an operating loss generated by the Motive Power Division. The Power Electronics Division generated operating income during the current nine-month period, compared to an operating loss in the first nine months of the prior year.

     Interest expense, net, decreased $1,196 in the quarter and $1,107 for the nine-month period primarily due to lower debt balances outstanding, coupled with higher capitalized interest resulting from our increased level of capital spending.

     Income tax expense increased $4,557 for the quarter and $12,694 for the nine-month period primarily as a result of higher income before income taxes and a higher effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the first nine months of fiscal 2001 increased to 37.8 percent from 36.8 percent in the comparable period of the prior year, primarily as a result of a higher effective state tax rate coupled with less tax benefit associated with foreign operations.

     Minority interest of $867 for the quarter and $1,698 for the first nine months of fiscal 2001 reflects the 33 percent ownership of the joint venture battery business located in Shanghai, China that is not owned by C&D.

     As a result of the above, net income increased $6,539 for the quarter to $14,745 or 56 cents per common share - basic and 54 cents per common share - assuming dilution. For the nine-month period, net income increased $18,603 to $39,189 or $1.50 per common share - basic and $1.44 per common share - assuming dilution. The above per share amounts reflect our June 16, 2000 two-for-one stock split, effected in the form of a 100 percent stock dividend.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


RESTRUCTURING CHARGE

     During the first  quarter of fiscal 2000,  we recorded a pre-tax  charge of
$1,627, or $.04 per share after tax (as adjusted for our June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 is included in selling, general and administrative expenses with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the nine months ended October 31, 1999. The restructuring charge consisted of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of our former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production primarily to our existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of Power Electronics' Costa Mesa, California work force. Restructuring activity for the nine months ended October 31, 2000 and 1999 was as follows:

                             Balance at                            Balance at
                             January 31,      Cash      Provision  October 31,
                                2000       Reductions   Reduction     2000
                                ----       ----------   ---------     ----

Employee severance.......       $256         $(195)       $(61)         -
                                 ---          ----         ---         ---
Total....................       $256         $(195)       $(61)         -
                                 ===          ====         ===         ===


                                 April                             Balance at
                                 1999         Cash      Non-Cash   October 31,
                               Provision   Reductions   Activity      1999
                               ---------   ----------   --------      ----

Write-off of inventory...      $  376           -        $(376)         -
Write-down of property,
  plant and equipment....         355           -         (355)         -
Employee severance.......         741        $(384)         -         $357
Other....................         155         (136)         -           19
                                -----         ----        ----         ---
Total....................      $1,627        $(520)      $(731)       $376
                                =====         ====        ====         ===

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. We completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


reduction of approximately 50 employees, consisting of production and administrative employees of the Power Electronics' Costa Mesa, California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through the second quarter of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $9,885 or 24 percent to $50,752 for the nine-month period ended October 31, 2000 compared to $40,867 for the comparable period of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) an increase in net income and depreciation during the nine-month period; (ii) a smaller increase in accounts receivable in the first nine months of the current year compared to the same period of the prior year; and (iii) a larger increase in accrued liabilities in the current nine-month period than the prior year. These changes resulting in higher net cash provided by operating activities were partially offset by an increase in inventories during the nine-month period ended October 31, 2000 versus a decrease in the comparable period of the prior year coupled with a decrease in accounts payable and other liabilities during the first nine months of the current year versus an increase in the comparable period of the prior year.

     Net cash used by investing activities totaled $29,252 in the first nine months of fiscal 2001, resulting in a decrease of $116,314 versus the same period of the prior year which included the acquisition of the Specialty Battery Division of JCI. Acquisition of property, plant and equipment during the nine-month period ended October 31, 2000 increased $18,644 or 173 percent over the comparable period of the prior year.

     Net cash used by financing activities was $22,706 for the first nine months of fiscal 2001 compared to net cash provided by financing activities of $106,027 in the comparable period of the prior year. The proceeds from new borrowings in the prior year's first nine months were used primarily for the funding the acquisition of the Specialty Battery Division of JCI. Net cash used for financing activities during the first nine months of fiscal 2001 includes the purchase of $3,790 of treasury stock.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first nine months of fiscal 2001 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2001 capital expenditures are expected to be approximately $45,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. C&D will adopt SFAS No. 133, including the amendments in SFAS No. 138, on February 1, 2001. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     Using market valuations for derivatives held as of October 31, 2000, as a guide, we estimate that on February 1, 2001, the cumulative-effect adjustment to net income and accumulated other comprehensive loss will not be material.

     Any changes in the composition of our derivative instrument portfolio or changes in the market values of these instruments between now and the end of fiscal 2001 could have an impact on the cumulative-effect adjustment to net income and accumulated other comprehensive loss.

     At this time, we plan no significant change in our risk management strategies due to the adoption of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have evaluated the impact of the implementation of these SABs and believe that the impact will not be material.

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


FORWARD-LOOKING STATEMENTS

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

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Fourth Amendment dated October 13, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent (filed herewith).

          10.2 Fifth Amendment dated October 13, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent (filed herewith).

          10.3 Employment Agreement dated November 28, 2000 between Wade H. Roberts, Jr. and C&D (filed herewith).

          10.4 Third Amendment dated November 28, 2000 to our Savings Plan (filed herwith).

          10.5 Seventh Amendment dated November 29, 2000 to our Pension Plan for Salaried Employees (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.





 December 14, 2000                       BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 December 14, 2000                       BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


          10.1 Fourth Amendment dated October 13, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent.

          10.2 Fifth Amendment dated October 13, 2000 to our Credit Agreement dated as of March 1, 1999 among C&D as borrower, certain subsidiaries and affiliates of C&D as guarantor, the lenders therein and Bank of America as administrative agent.

          10.3 Employment Agreement dated November 28, 2000 between Wade H. Roberts, Jr. and C&D.

          10.4 Third  Amendment  dated  November  28, 2000 to our Savings  Plan.

          10.5 Seventh Amendment dated November 29, 2000 to our Pension Plan for Salaried Employees.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          27.  Financial Data Schedule.