Form 10-K
period 2001-01-31
C&D TECHNOLOGIES INC
filed 2001-04-26
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of Class                             Name of each exchange
          --------------                              on which registered
           COMMON STOCK,                            -----------------------
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

                                Yes ( x ) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on April 16, 2001: $771,380,458

     Number of shares outstanding of each of the Registrant's classes of common stock as of April 16, 2001: 26,115,437 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Proxy Statement                  Part III
to be filed pursuant to Regulation 14A            ---------------------------
within 120 days after the end of Registrant's     (Part of Form 10-K into which
fiscal year covered by this Form 10-K               Document is incorporated.)
-------------------------------------

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
  PART I

      Item   1   Business.............................................    1
      Item   2   Properties...........................................   15
      Item   3   Legal Proceedings....................................   16
      Item   4   Submission of Matters to a Vote of
                        Security Holders..............................   16


  PART II

      Item   5   Market for Registrant's Common Equity
                     and Related Stockholder Matters..................   16
      Item   6   Selected Financial Data..............................   18
      Item   7   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..............   20
      Item   7A  Quantitative and Qualitative Disclosure
                     About Market Risk................................   27
      Item   8   Financial Statements and Supplementary Data..........   28
      Item   9   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure...........   28

  PART III

      Item   10  Directors and Executive Officers of the Registrant...   29
      Item   11  Executive Compensation...............................   29
      Item   12  Security Ownership of Certain Beneficial
                     Owners and Management............................   29
      Item   13  Certain Relationships and Related Transactions.......   29

  PART IV

      Item   14  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.............................   30

  SIGNATURES..........................................................   34

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.....   F-1






                                        I

                             C&D TECHNOLOGIES, INC.

                                     PART I


ITEM 1.  BUSINESS
         --------

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

     In October 1992, we purchased substantially all of the assets and assumed certain liabilities of the manufacturing division of Ratelco, Inc. ("Ratelco"), a Seattle, Washington-based manufacturer and distributor of power electronics equipment used primarily in the regulated telecommunications power market.

     In March 1994, we purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona-based company which designs and manufactures custom power supplies. These power supplies are used in the telecommunications power market and the office equipment market in such applications as office copiers, workstations and other applications.

     In January 1995, we purchased certain assets and assumed certain liabilities of the switching power supply division of Basler Electric Company, a Highland, Illinois-based manufacturer of electrical components. These power supplies are used for office electronics and communications applications.

     In November 1995 we sold shares of Common Stock in a public offering.

     In February 1996, we purchased certain equipment and inventory of LH Research, Inc. ("LH"), a Costa Mesa, California-based manufacturer of standard power supply systems for the electronics industry. The power supplies are used in telecommunications, computer, medical, process control and other industrial applications.

     In March 1996, we acquired from Burr-Brown Corporation its entire interest in Tucson, Arizona-based Power Convertibles Corporation ("PCC") which produced DC to DC converters used in communications, computer, medical, industrial and instrumentation markets as well as battery chargers for cellular phones.

     In January 1998, the acquired businesses of the PowerSystems Division of ITT, the switching power supply division of Basler Electric Company, LH and PCC were combined into the Power Electronics Division of C&D.

     In July 1998 we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

     In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a Milwaukee, Wisconsin-based designer, manufacturer, marketer and distributor of industrial batteries. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, in August 1999, we acquired JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures and markets industrial batteries. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China the Dynasty Division.

     In June 2000 we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

     In December 2000 (effective as of November 26, 2000), we acquired the Newport Components Division of Newport Technology Group Limited, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, this acquisition is included as part of the Power Electronics Division and is referred to as C&D Technologies (NCL) Limited ("NCL").


Fiscal Year
-----------

     Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned.


Forward-Looking Statements
--------------------------

     Certain of the statements and information contained in this Form 10-K are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and, accordingly, are subject to risks and uncertainties. For such statements, C&D claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Form 10-K.

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

     Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

     o C&D operates worldwide and derives approximately 21 percent of its revenues from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from slowing economic growth) in the countries in which we conduct business could affect our results of operations. (SEE ITEM 1. BUSINESS - INTERNATIONAL OPERATIONS, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - IMPACT OF THE ECONOMY AND SHIFT IN CUSTOMER DEMAND, AND ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK - MARKET RISK FACTORS.)

     o Our ability to grow earnings could be affected by increases in the cost of raw materials, particularly lead. We may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements. (SEE ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RAW MATERIAL PRICING AND PRODUCTIVITY; AND INFLATION.)

     o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. Although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on our operations.

     o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete research and development projects; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth objectives are also largely dependent upon our ability to successfully expand our production capacity.

     o As part of our strategy for growth, we have made and may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to us.

     o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties ("PRPs") at multiparty sites, and the number and financial viability of other PRPs. (SEE ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - ENVIRONMENTAL REGULATIONS.)

     o Our results of operations could be affected by significant pending and future litigation adverse to C&D, such as, without limitation, product liability, contract and employment-related claims. (SEE ITEM 3. LEGAL PROCEEDINGS.)

     o Our performance depends on our ability to attract and retain qualified personnel. The level of competition among employers for skilled personnel is high. We cannot assure that we will be able to continue to attract and retain qualified personnel.

     The  foregoing  list  of  important  factors  is  not  all  inclusive,   or
necessarily in order of importance.


Reportable Segments
-------------------

     Our operations are classified into the following reportable business segments:

       o  Powercom Division
       o  Dynasty Division
       o  Power Electronics Division
       o  Motive Power Division

     Segments are determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance.

     The financial information regarding our four business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2001, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

The Market for Our Products
---------------------------

      We manufacture and market products in the following general categories by business segment:

     o POWERCOM DIVISION - fully integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies ("UPS"), utilities and solar;
     o DYNASTY DIVISION - industrial batteries used in UPS applications for computer systems and corporate data networks, telecommunications reserve power systems and broadband cable television ("CATV") signal powering;
     o POWER ELECTRONICS DIVISION - DC to DC converters and custom, standard and modified standard embedded high frequency AC to DC switching power supplies; and
     o MOTIVE POWER DIVISION - motive power systems for the material handling equipment market.

     We market our products through independent manufacturer's representatives, distributors and our own sales personnel.

     We sell some products to the U.S. Government. These sales accounted for less than five percent of our total company sales during each of our last three fiscal years.


Products and Customers by Business Segment
------------------------------------------

      POWERCOM DIVISION - RESERVE POWER SYSTEMS

     We are a leading producer of fully integrated reserve power systems that monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. We also produce the individual components of these systems, including power rectifiers, system monitors, power boards, chargers and reserve batteries.

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

     To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage and apply the DC power to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, our power control and distribution equipment distributes the rectified power for each of the applications.

      TELECOMMUNICATIONS CUSTOMERS. Our customers use the majority of our standby power products in telecommunications applications, such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, Bell operating companies, wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

     MODULAR POWER PLANTS. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty(R) AGM Series Power Plant and the Liberty(R) ACM Series Power
Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries.

     ROUND CELL BATTERY. One of our historically important telecommunications products has been the Round Cell reserve power battery, a flooded product originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. In 1996, AT&T spun off its equipment manufacturing operations into Lucent Technologies, Inc. In January 2001, we began selling Round Cell reserve power batteries to Tyco International, Ltd. ("Tyco") as a result of Lucent Technologies, Inc.'s sale of its Power Systems business to Tyco. Our company or its predecessor has manufactured Round Cells for AT&T, Lucent Technologies, Inc. or Tyco since 1972 and has been the exclusive manufacturer since 1982.

     UNINTERRUPTIBLE POWER SUPPLIES. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. Large UPS systems are used principally for mainframe computers, minicomputers, networks and computer-controlled equipment.

     EQUIPMENT FOR ELECTRIC UTILITIES AND INDUSTRIAL CONTROL APPLICATIONS. We produce rectifiers and batteries used in reserve power systems for switchgear and instrumentation control systems used in electric utilities and industrial control applications. These power systems provide auxiliary power that enables fossil fuel, hydro and nuclear power generating stations, switching substations and industrial control facilities to be shut down in an orderly fashion during emergencies or power failures until a power source comes back on-line.

      DYNASTY DIVISION - RESERVE POWER BATTERIES

     Through our Dynasty Division we design, manufacture and distribute valve-regulated (sealed) batteries for use in reserve power systems for a wide variety of end use markets. Our product range focuses on batteries that provide less than 200 ampere hours. These products are sold primarily to customers in the UPS, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, corporate data center backup, computer network backup for use during power outages and CATV signal powering. Our customers include industry-leading original equipment manufacturers ("OEMs") serving the UPS, broadband and telecommunications markets.

      UNINTERRUPTIBLE POWER SUPPLIES. Similar to our Powercom Division, the Dynasty Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. Our Dynasty(R) High Rate Series batteries have been engineered specifically for UPS applications and deliver extended life while complying with rigorous industry standards. As a critical component to overall power backup solutions, our Dynasty Division has worked closely with major global UPS OEMs to design a cost-effective, reliable product to meet customer expectations.

     TELECOMMUNICATIONS. Our Long Duration Series batteries are designed to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment.

      CATV SIGNAL POWERING AND BROADBAND. Dynasty(R) Broadband Series batteries are designed for demanding standby float applications in abusive environments. These batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the Dynasty(R) Broadband Series does not require cycling to meet electrical performance. Our Dynasty(R) Broadband Series of batteries is considered the market leader for CATV powering in North America.

     POWER ELECTRONICS DIVISION - DC TO DC CONVERTERS AND POWER SUPPLIES

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

     Our power supplies incorporate advanced technology and are designed for dependable operation of the host equipment. These products include DC to DC converters, AC to DC power supplies and high voltage power supplies for use in a large number of industrial applications, with outputs ranging from several watts to several kilowatts. DC to DC converters convert one constant voltage into another constant voltage. DC to DC converters are widely used in distributed power systems where power is delivered within the equipment at a high voltage and is converted to a lower voltage to permit the operation of microelectronics components such as microprocessors. AC to DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current of the constant voltage required by sensitive electronic applications.

     In the telecommunications industry, our power supplies are broadly used in voice and data telecommunications. We also produce power supplies for office copiers, workstations and other applications.

        Motive Power Division - Motive Power Systems

     Our customers use the majority of our motive power products to provide power for material handling vehicles. A significant portion of our motive power sales include products and systems to recharge motive power batteries.

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

     We offer a broad line of motive power equipment including the C-Line(TM) battery, which we believe is the industry standard for long life and the V-Line(R) battery for general material handling applications. We also offer a broad line of battery charging equipment.


Sales, Installation and Servicing
---------------------------------

     The sales, installation and servicing of our Powercom and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Most of our independent manufacturer's representatives operate under contracts providing for compensation on a commission basis or as a distributor with product purchases for independent resale. Dynasty and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located throughout the United States and Canada.

     In addition to these networks of independent manufacturer's representatives and distributors, we employ internal sales management consisting of regional sales managers and product/market specialists. The regional sales managers are each responsible for managing a number of independent manufacturer's representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales force that works with the independent manufacturer's representative network and certain large customers.

     We have internal divisional marketing departments in each of our divisions. These departments manage the development of new products from the initial concept definition and management approval stage through the engineering, production and sales processes. These departments are also responsible for applications engineering and technical training of sales representatives.

     We maintain branch sales and service facilities in the United States, Canada, Europe and Asia, with the support of our headquarters and service personnel, and have business relationships with sales representatives and distributors throughout the world.

     No single customer of C&D amounted to 10 percent or more of our net sales for the year ended January 31, 2001. We typically sell our products with terms requiring payment in full within 30 to 60 days. We warrant our products to perform as rated for specified periods of time, ranging from one to 25 years, depending on the type of product and its application, in an amount that decreases over the life of the product. The longest warranties generally are applicable to flooded standby power batteries sold by our Powercom Division.


Backlog
-------

     The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Period-to-period comparisons may not be meaningful. Certain orders may be canceled by the customer prior to shipment.

     Our order backlog at March 31, 2001 was $165,416,000 and at March 31, 2000 was $145,998,000. We expect to fill virtually all of the March 31, 2001 backlog during fiscal 2002.


Manufacturing and Raw Materials
-------------------------------

     We manufacture our products at eight domestic plants, two plants in China, two in the United Kingdom and one each in Mexico and Ireland. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

     EXPANSION AND CONSOLIDATION. We are continuing the process of capacity expansion at several of our plants. In fiscal 2000 we closed our Costa Mesa, California and Agua Prieta, Mexico facilities. Production previously performed at these facilities was primarily transferred to our Nogales, Mexico facility. No facilities were closed during fiscal 2001.

     The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics and electronic components, all of which are generally available from multiple suppliers. Other than the required use of one supplier of lead and one supplier of lead oxide for the production of Round Cell batteries for Tyco, we use a number of suppliers to satisfy our raw materials needs.

      ISO 9000 RECOGNITION. During fiscal 2001 we continued our program of ISO recognition and received ISO 9001 certification at our Huguenot, New York facility. ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001 certified at the following other domestic locations: Blue Bell, Pennsylvania Headquarters; Conshohocken, Pennsylvania R&D Battery Laboratories; Conyers, Georgia; Dunlap, Tennessee; Leola, Pennsylvania; Milwaukee, Wisconsin and Tucson, Arizona. Internationally, we are ISO 9001 certified at our operations in Nogales, Mexico; Shanghai, China and Shannon, Ireland. All of NCL's operations are either ISO 9001 or 9002 certified.


Competition
-----------

     Our products compete on the basis of:

       o   product quality and reliability;
       o   reputation;
       o   customer service;

       o   delivery capability; and
       o   technology.

     We also offer competitive pricing, and we value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

     We believe that we are one of the four largest producers of reserve power systems in North America. In motive power, we believe that one competitor, EnerSys Inc. (formerly Yuasa, Inc.), has a significantly larger market share than we have. Our company, along with two other manufacturers, occupies a second tier of the motive power market in which we have a larger market share than our smaller competitors.

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

     Our research and development facilities in the United States and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing in order to better meet the needs of customers. We continue to develop new products in our businesses. During fiscal 2001, our Powercom Division introduced the LCT 1700 and the FAM 150 batteries. The LCT 1700 is a flooded battery designed with improved post seals and high rate performance and is sold exclusively to Tyco. The FAM 150 is a valve-regulated battery designed with front access to the battery terminals, resulting in easier installation and maintenance. Also during fiscal 2001, the Powercom Division successfully marketed a new variation of its ACM1200 modular power plant, the ACM1200I, which consists of a space saving design resulting in a 30 percent smaller footprint than the original ACM1200.


International Operations
------------------------

     In addition to our domestic manufacturing facilities, we have international manufacturing facilities in Mexico, Ireland, China and the United Kingdom. Products produced by our domestic, Mexican and Irish facilities are shipped primarily to the United States, and, to a lesser extent, to Canada and Europe. Our joint venture facility in Shanghai, China manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in the United Kingdom and Guangzhou, China manufacture electronics that are sold primarily in Europe, North America, and to a lesser extent, the Far East. International sales accounted for 20.9%, 16.4% and 11.8% of net sales for the years ended January 31, 2001, 2000 and 1999, respectively. Additional financial information regarding our international sales is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.


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

     We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), C&D POWERCOM(R), DYNASTY(R), LIBERTY(R), LIBERTY SERIES(R), MAXIMIZER(R) and ORION(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our trademarks also include C-LINE(TM), COMPUCHARGE(R), FERRO FIVE(R), RANGER(R), RANGERNET(R), SCOUT(R) and V-LINE(R).


Employees
---------

     On March 31, 2001 we had approximately 4,000 employees. Of these employees, approximately 3,100 were employed in manufacturing and almost 900 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities.

     Our management considers our employee relations to be satisfactory. Employees in four domestic plants are represented by four different unions under collective bargaining agreements.

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

     We  operate  under  a  comprehensive   environmental,   health  and  safety
compliance program, which is headed by an environmental vice-president and staffed with trained environmental professionals. As part of our program, we:

          o    prepare  written  environmental  and health  and safety  practice manuals;
          o    conduct employee training;
          o undertake periodic internal and external audits of our operations and environmental and health and safety programs;
          o practice and engage in routine sampling and monitoring of employee chemical and physical exposure levels; and
          o engage in sampling and monitoring of potential points of environmental emissions.

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

     While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we receive a notice of non-compliance, we take action to achieve compliance and work with authorities to satisfactorily resolve the issues. The associated costs have not had a material effect on our business, financial condition or results of operations.

     Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefor), we may be held liable for certain damages and for the costs of the investigation and remediation, which could have a material adverse effect on our business, financial condition or results of operations.

     In view of the potential financial effect such environmental liabilities could have, when we acquired the assets of our predecessor from Allied in January 1986, we secured an obligation from Allied to indemnify us from undisclosed environmental liabilities resulting from conditions existing as of the closing date. With the exception of four sites disclosed by Allied at the time of the acquisition, Allied has accepted indemnification responsibility for our potential liabilities at those third party owned or operated sites with respect to which we have been named as a PRP by the United States Environmental Protection Agency ("EPA") or state environmental agencies under the federal Superfund law or comparable state environmental laws.

     In March 1999 we received notification of our potential involvement at an additional site, which occurred after the acquisition from Allied.

     With respect to the four sites not covered by the Allied indemnity and the site referred to in the preceding paragraph, based upon the most currently available information, we believe that our share of liability at these sites will not have a material adverse effect on our business, financial condition or results of operations. Moreover, we accrue reserves for environmental liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available.

     We are also aware of the existence of potential contamination at two of our properties which may require expenditures for further investigation and remediation. At our Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to our acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site, Avnet, Inc., ultimately may bear some, as yet undetermined, share of the costs associated with this matter.

     Our Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed of. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact. Assessment and remediation of off-site contamination was completed and the full remediation report was submitted to the state in February 1999. We have received verbal confirmation from the state environmental agency that no further action will be required and that the site will be removed from its Hazardous Sites Inventory.

     Together with JCI, we are conducting an assessment and remediation of contamination at our Milwaukee, Wisconsin facility, which we purchased as part of our acquisition of the Specialty Battery Division from JCI. The majority of this project is expected to be completed by the end of fiscal 2002. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000,
(ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

     We received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We have submitted a compliance plan to the EPA. A penalty assessment could be made, however there is insufficient information currently available to permit us to estimate our potential liability, if any.

     With respect to each of the properties described in the preceding four paragraphs, we have accrued a reserve in our consolidated financial statements for our estimate of the potential costs and liabilities. The costs and potential liabilities associated with these matters are not, in our opinion, likely to materially affect our business, financial condition or results of operations.

     We are working towards ISO 14001 certification at our Blue Bell, Pennsylvania headquarters, certain associated departments located in Conshohocken, Pennsylvania and our Conyers, Georgia manufacturing facility. ISO 14001 is a voluntary, international standard that is intended to provide organizations with the elements of an effective environmental management system that can be integrated with other management requirements to assist with the achievement of environmental and economic goals.

ITEM 2.  PROPERTIES
         ----------

     Set forth below is certain information, as of April 16, 2001, with respect to our principal properties.


                                             Square          Products Manufactured
                     Location                Footage         at or Use of Facility
                     --------                -------         ---------------------
United States Properties:
------------------------
Milwaukee, Wisconsin (1)..................    302,000   Small standby power batteries, headquarters
                                                        of Dynasty Division
Attica, Indiana (1).......................    272,000   Large standby power batteries
Leola, Pennsylvania (1)...................    235,000   Large standby power batteries
Conyers, Georgia (1)......................    161,000   Small standby power batteries
Huguenot, New York (1)....................    148,000   Motive power batteries and large standby
                                                        power batteries
Conshohocken, Pennsylvania (1)............    136,000   Metal trays, metal racks, battery R&D
                                                        laboratories, distribution center
Dunlap, Tennessee (2).....................     72,000   Standby power and motive power electronics
                                                        products
Tucson, Arizona (3).......................     57,000   DC to DC converters, power supplies,
                                                        headquarters of Power Electronics Division
                                                        and electronics R&D laboratories
Blue Bell, Pennsylvania (3)...............     39,000   World headquarters, Powercom and Motive
                                                        Power divisional headquarters
International Properties:
------------------------
Shanghai, China  (4)......................    314,000   Small standby power batteries
Nogales, Mexico (3).......................     97,000   DC to DC converters and power supplies
Guangzhou, China (3)......................     35,000   DC to DC converters and wound magnetics
Milton Keynes, United Kingdom (3).........     33,000   DC to DC converters, wound magnetics and
                                                        electronics R&D laboratories
Romsey, United Kingdom (3)................     21,000   Distribution center
Mississauga, Canada (3)...................     20,000   Canadian branch headquarters, sales office
                                                        and distribution center
Shannon, Ireland (3)......................     19,000   DC to DC converters and electronics R&D
                                                        laboratory
Workington, United Kingdom (3)............     12,000   DC to DC converters and AC to DC power
                                                        supplies




                                             (footnotes begin on following page)

(1)  Property is owned by C&D.

(2) The lease of the Dunlap property terminates in January 2004. We have an option to purchase the Dunlap property for $1,160,000 during the lease term.

(3)  Property is leased by C&D.

(4) Building is owned by the joint venture; however, the land is leased under a 50-year agreement, of which 44 years remain.



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material to our financial condition or results of operations in any year. See "Business - Environmental Regulation" for a description of certain administrative proceedings in which we are involved. In January 2000, C&D was sued in an action captioned PUERTO RICO ELECTRIC POWER AUTHORITY V. C&D TECHNOLOGIES, INC., Case No. 00-1104 in the United States District Court for the District of Puerto Rico, for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990s. In August 2000, we entered into a settlement agreement with respect to this claim, the cost of which was recovered from our insurance carriers during the first quarter of fiscal 2002.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 16, 2001 was 14,800.

     The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                                  Year Ended
                                -----------------------------------------------

                                January 31, 2001              January 31, 2000
                                -----------------             -----------------

         Fiscal Quarter*        High          Low             High          Low
         --------------         ----          ---             ----          ---

First Quarter...............  $33.00        $20.38          $13.31        $10.09
Second Quarter..............   61.38         29.75           15.50         12.88
Third Quarter...............   61.88         31.38           19.38         15.06
Fourth Quarter..............   58.25         36.88           21.38         15.69

     DIVIDENDS. We began paying quarterly cash dividends on our Common Stock in April 1987. For the years ended January 31, 2001 and 2000 we declared quarterly dividends per share as follows:

                  1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
                  -----------      -----------      -----------     -----------

      2001*.....    $0.01375         $0.01375         $0.01375        $0.01375
      2000*.....    $0.01375         $0.01375         $0.01375        $0.01375


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

     On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and ChaseMellon Shareholder Services, L.L.C., as rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150* per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right. A summary of the Rights Agreement is included in C&D's Form 8-K Current Report filed with the Securities and Exchange Commission dated February 22, 2000.

* Adjusted to reflect C&D's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

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


                                                                           Fiscal Year
                                                --------------------------------------------------------------------
(In thousands, except share and
          per share data)
-------------------------------
                                                2001(1)        2000(2)         1999           1998           1997(3)
                                                -------        -------         ----           ----           -------
Statement of Income Data:
-------------------------
Net sales*.............................        $615,678       $482,182       $321,937        $315,313       $294,299
Cost of sales*.........................         439,135        357,802        235,767         234,139        227,211
                                                -------        -------        -------         -------        -------
  Gross profit.........................         176,543        124,380         86,170          81,174         67,088
Selling, general and
  administrative expenses..............          66,243         59,315         40,344          39,333         34,499
Research and development
  Expenses.............................          10,281          8,941          8,255           8,610          8,143
                                                -------        -------        -------         -------        -------
Operating income.......................         100,019         56,124         37,571          33,231         24,446


Interest expense, net..................           6,315          7,946            126           1,129          1,396
Other (income) expense, net............            (725)           (20)           211           1,058             (8)
                                                -------        -------        -------         -------        -------
Income before income taxes and
  Minority interest....................          94,429         48,198         37,234          31,044         23,058
Provision for income taxes.............          35,883         17,737         13,154          11,359          8,121
                                                -------        -------        -------         -------        -------
Net income before minority
  Interest.............................          58,546         30,461         24,080          19,685         14,937
Minority interest......................           2,651            619           -               -              -
                                                -------        -------        -------         -------        -------
Net income.............................        $ 55,895       $ 29,842       $ 24,080        $ 19,685       $ 14,937
                                                =======        =======        =======         =======        =======

Net income per common
  share (4)**..........................        $   2.13       $   1.17       $    .97        $    .81       $    .60
                                                =======        =======        =======         =======        =======
Net income per common share -
  assuming dilution (5)**..............        $   2.05       $   1.14       $    .94        $    .78       $    .58
                                                =======        =======        =======         =======        =======

Dividends per common share**...........        $    .06       $    .06       $    .04        $    .03       $    .03
                                                =======       ========        =======         =======        =======

Balance Sheet Data:
------------------

Working capital........................        $ 75,895       $ 65,079       $ 63,688        $ 47,342       $ 45,436
Total assets...........................         455,519        354,115        185,642         166,498        159,973
Short-term debt........................          18,172         20,393            532             321            476
Long-term debt.........................          98,849         76,459          1,750          10,267         29,351
Stockholders' equity...................         218,054        162,066        123,538          97,305         74,906
----------

*      Reclassified for comparative purposes.
**     Adjusted to reflect stock splits.
                                        (footnotes begin on the following page)

     (1) In December 2000 (effective as of November 26, 2000), we acquired NCL, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, the acquisition of NCL is included in the Power Electronics Division. We continue to use the assets acquired in such business. See notes to consolidated financial statements.

     (2) Effective March 1, 1999, we acquired substantially all of the assets of the Specialty Battery Division of JCI including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100 percent of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, C&D assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. We continue to use the assets acquired in such business. On August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. We continue the joint venture operations in such business. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67 percent ownership interest of the joint venture battery business in Shanghai, China the Dynasty Division. See notes to consolidated financial statements.

     (3) In February 1996, we acquired substantially all the assets of LH, a producer and marketer of standard power supply systems for the electronics industry. In March 1996, we acquired PCC, a producer of DC to DC converters used in communications, computer, medical, industrial and instrumentation markets.

     (4) Based on 26,223,684,  25,529,778, 24,730,366, 24,442,740 and 25,034,216
weighted average shares outstanding (adjusted to reflect stock splits).

     (5) Based on 27,264,528,  26,088,402, 25,671,724, 25,263,648 and 25,756,660
weighted average shares outstanding (adjusted to reflect stock splits).

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     ALL DOLLAR AMOUNTS IN THIS ITEM 7 ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PER POUND LEAD AMOUNTS.


Impact of Economy and Shift in Customer Demand
----------------------------------------------

     During fiscal 2001, primarily due to continued positive economic conditions, there was a higher demand for our standby power products sold by the Powercom and Dynasty Divisions and higher demand for DC to DC converters sold by our Power Electronics Division. Due to deteriorating economic conditions, demand for products sold by the Power Electronics Division has softened during the first quarter of fiscal 2002, particularly with respect to the division's largest customer.


Raw Material Pricing and Productivity
-------------------------------------

     Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 2001, 2000 and 1999, the average North American producer price of lead was $.45, $.45 and $.47 per pound, respectively.

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


Inflation
---------

     The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Our ability to pass along inflationary cost increases through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. We believe that, over recent years, we have been able to offset inflationary cost increases by:

          o  effective raw materials purchasing programs;
          o  increases in labor productivity;
          o  improvements in overall manufacturing efficiencies; and
          o  price increases of our products.

Results of Operations
---------------------

     The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                                          Fiscal Year
                                                              -------------------------------

                                                              2001         2000*        1999*
                                                              ----         ----         ----

      Net sales...........................................    100.0%       100.0%       100.0%
      Cost of sales.......................................     71.3         74.2         73.2
                                                              -----        -----        -----

        Gross profit......................................     28.7         25.8         26.8

      Selling, general and administrative expenses........     10.8         12.3         12.5
      Research and development expenses...................      1.7          1.9          2.6
                                                              -----        -----        -----

        Operating income..................................     16.2         11.6         11.7

      Interest expense, net...............................      1.0          1.6           -
      Other expense, net..................................     (0.1)          -           0.1
                                                              -----        -----        -----

        Income before income taxes and minority interest..     15.3         10.0         11.6

      Provision for income taxes..........................      5.8          3.7          4.1
                                                              -----        -----        -----

        Net income before minority interest...............      9.5          6.3          7.5

      Minority interest...................................      0.4          0.1           -
                                                              -----        -----        -----

        Net income........................................      9.1%         6.2%         7.5%
                                                              =====        =====        =====

*     Reclassified for comparative purposes.


Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

     All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     In December 2000 (effective as of November 26, 2000), we acquired NCL, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, the acquisition of NCL is included in the Power Electronics Division. We continue to use the assets acquired in such business.

     Effective March 1, 1999, we purchased substantially all of the assets of the Specialty Battery Division of JCI, a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67 percent ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China the Dynasty Division. As a result of the timing of the above acquisitions, fiscal 2000, which ended January 31, 2000, does not include revenue or expenses for one month of the twelve-month period with respect to our acquisition of the Specialty Battery Division of JCI and does not include revenue or expenses for six months of the twelve-month period with respect to our acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China.

     Net sales for fiscal 2001 increased $133,496 or 28 percent to $615,678 from $482,182 in fiscal 2000. This increase resulted from higher sales by all divisions except for the Motive Power Division, which had a two percent decrease in sales. Sales by the Power Electronics Division increased $47,710 or 76 percent versus the prior year due to higher DC to DC converter sales, partially offset by lower sales of custom power supplies. A portion of this increase was due to the recording of two months of sales associated with the recent acquisition of NCL. Sales by the Dynasty Division increased $47,382, or 41 percent, due to higher sales to the UPS and telecommunications markets. A portion of this increase was due to the recording of a full year of sales of the Dynasty Division during fiscal 2001 compared to only eleven months in fiscal 2000. Also contributing to the increase in Dynasty Division sales during fiscal 2001 was the recording of a full year of sales related to our 67 percent ownership interest in the joint venture battery business, compared to only six months in the prior year. Powercom divisional sales increased $39,751 or 18 percent, as a result of higher sales to the telecommunications and UPS markets.

     Gross profit for fiscal 2001 increased $52,163 or 42 percent to $176,543 from $124,380 in the prior year, resulting in an increase in gross margin from
25.8 percent to 28.7 percent. The Dynasty, Power Electronics and Powercom divisions had higher gross profits in fiscal 2001 primarily due to increased sales volumes. Gross profit of the Motive Power Division decreased primarily as a result of manufacturing inefficiencies.

     Selling, general and administrative expenses for fiscal 2001 increased $6,928 or 12 percent. This increase was primarily due to: (i) higher variable selling costs associated with the increased sales volumes; (ii) higher litigation settlement costs (the cost of which was recovered from our insurance carriers in the first quarter of fiscal 2002); (iii) higher bonus accruals; (iv) the recording of a full year of selling, general and administrative expenses during fiscal 2001 by the Dynasty Division, compared to only eleven months in the prior year; (v) the recording of a full year of selling, general and administrative expenses during fiscal 2001 by our 67 percent ownership interest in the Shanghai joint venture compared to only a half year in fiscal 2000; (vi) the recording of two months of selling, general and administrative expenses during fiscal 2001 associated with the recent acquisition of NCL; partially offset by the absence in fiscal 2001 of restructuring charges, primarily related to the Power Electronics Division, which were recorded in fiscal 2000.

     Research and development expenses remained proportional to sales as a relative percentage of sales for both fiscal 2001 and 2000 at approximately two percent of sales.

     Operating income increased $43,895 or 78 percent to $100,019 from $56,124 in the prior year. This increase was the result of higher operating income generated by the Dynasty, Power Electronics and Powercom divisions, partially offset by an operating loss for the Motive Power Division. The Power Electronics Division generated operating income during fiscal 2001, compared to an operating loss in the prior year. (See the segment reporting information in Note 15, Operations by Industry Segment and Geographic Area in the Notes to the Consolidated Financial Statements.)

     Interest expense, net, decreased $1,631 in fiscal 2001 compared to the prior year primarily due to lower weighted average debt balances outstanding during the year, coupled with higher capitalized interest resulting from our increased level of capital spending.

     Income tax expense for fiscal 2001 increased $18,146 from fiscal 2000, primarily as a result of higher income before income taxes and an increase in the effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for fiscal 2001 increased to 38.0 percent from 36.8 percent in the prior year.

     Minority interest of $2,651 in fiscal 2001 reflects the 33 percent ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The increase in minority interest was due to improved profitability coupled with recording a full year of results in the current year compared to only six months in the prior year.

     As a result of the above, for fiscal 2001, net income increased $26,053 or 87 percent to $55,895 or $2.13 per share - basic and $2.05 per share - assuming dilution. The above per share amounts reflect our June 16, 2000 two-for-one stock split, effected in the form of a 100 percent stock dividend.


Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

     All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

     Net sales for fiscal 2000 increased $160,245 or 50 percent to $482,182 from $321,937 in fiscal 1999. This increase was primarily due to sales of $115,690 recorded by the Dynasty Division (including the sales of the joint venture in China), coupled with higher sales by the Powercom and Motive Power Divisions, partially offset by lower Power Electronics divisional sales. Sales by the Powercom Division increased $46,312 or 26 percent over the prior year, primarily due to higher sales to the telecommunications market. Motive Power divisional sales increased $3,676 or five percent over fiscal 1999, mainly as a result of higher sales of motive power chargers. Fiscal 2000 sales by the Power Electronics Division decreased $5,433 or eight percent versus the prior year, primarily due to lower sales of custom power supplies and cellular phone battery chargers, partially offset by higher DC to DC converter sales.

     Gross profit for fiscal 2000 increased $38,210 or 44 percent to $124,380 from $86,170 in the prior year. The increase in gross profit during fiscal 2000 was primarily due to the gross profit generated by the Dynasty Division (including gross profits of the joint venture in China), as well as increased gross profits related to the higher sales volumes provided by the Powercom Division, partially offset by lower gross profits from the Power Electronics Division. Motive Power gross profit in fiscal 2000 increased slightly over the prior year. The decrease in the gross profit of the Power Electronics Division during fiscal 2000 versus the prior year was mainly due to: (i) lower sales volumes; (ii) a $2,000 inventory charge for slow moving inventory; and (iii) $376 related to a restructuring charge. This restructuring charge, which occurred during the first quarter of fiscal 2000, consisted of a $1,627 pre-tax charge (or $.04 per share after-tax), primarily related to the restructuring of the Power Electronics Division (see "Restructuring Charge" below). The restructuring charge included $376 related to inventory obsolescence that was charged to cost of sales. The balance of the restructuring charge, or $1,251 was charged to selling, general and administrative expenses.

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

     Interest expense, net, increased $7,820 in fiscal 2000 compared to the prior year, primarily due to higher debt balances outstanding used to finance the current year acquisition of the Dynasty Division.

     Other income, net, for fiscal 2000 was $20 versus other expense, net, of $211 in fiscal 1999, mainly as a result of higher prompt payment discounts and non-operating income in fiscal 2000, partially offset by higher foreign exchange losses and financial services expenses.

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

     Minority interest of $619 in fiscal 2000 reflects the 33 percent ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D.

     As a result of the above, for fiscal 2000, net income increased $5,762 or 24 percent to $29,842 or $1.17 per common share - basic and $1.14 per common share - assuming dilution. The above per share amounts reflect our June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.

Restructuring Charge
--------------------

     During the first  quarter of fiscal 2000,  we recorded a pre-tax  charge of
$1,627, or $.04 per share after tax (as adjusted for our June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 was included in selling, general and administrative expenses, with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the year ended January 31, 2000. The restructuring charge consisted of estimated costs to close our Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of our former officers. With respect to the closing of the Costa Mesa, California production facility, we implemented a restructuring plan that consisted of transferring production primarily to our existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics Division's Costa Mesa, California workforce. Restructuring activity for the years ended January 31, 2001 and 2000 was as follows:

                                        Balance at                                          Balance at
                                        January 31,                          Provision      January 31,
                                           2000         Cash Reductions      Reduction          2001
                                           ----         ---------------      ---------          ----

Employee severance..................      $  256            $(195)            $ (61)              -
                                           -----             ----              ----              ---
Total...............................      $  256            $(195)            $ (61)              -
                                           =====             ====              ====              ===


                                           April                                            Balance at
                                            1999                             Non-Cash       January 31,
                                         Provision      Cash Reductions      Activity           2000
                                         ---------      ---------------      --------           ----

Write-off of inventory..............        $376              -               $(376)              -
Write-down of property,
  plant and equipment...............         355              -                (355)              -
Employee severance..................         741            $(485)              -               $256
Other...............................         155             (155)              -                 -
                                           -----             ----              ----              ---
Total...............................      $1,627            $(640)            $(731)            $256
                                           =====             ====              ====              ===

     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. We completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics Division's Costa Mesa, California facility, and two former officers of C&D. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities increased $17,590 or 29 percent to $79,140 in fiscal 2001, compared to $61,550 in fiscal 2000. This increase in net cash provided by operating activities was primarily due to increases in net income, depreciation and amortization. Also contributing was the change in deferred taxes and a smaller increase in accounts receivable during the current year. These changes, resulting in higher net cash provided by operating activities, were partially offset by an overall increase in working capital.

     Net cash used by investing activities totaling $92,005 for fiscal 2001 includes our acquisition of NCL. Net cash used by investing activities of $149,491 in fiscal 2000 included the acquisition of the Specialty Battery Division of JCI and the acquisition of JCI's 67 percent ownership interest in a joint venture battery business located in Shanghai, China. In fiscal 2001, acquisition of property, plant and equipment increased $26,365 or 179 percent over the prior year, primarily for capacity expansions.

     Net cash provided by financing activities was $13,624 in fiscal 2001 compared to $90,050 in the prior year. The proceeds from new borrowings in fiscal 2000 and 2001 were primarily used to fund the aforementioned acquisitions. Net cash used for financing activities during fiscal 2001 also includes the purchase of $6,931 of treasury stock.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. This agreement contains restricted covenants that require us to maintain minimum ratios such as fixed charges coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at January 31, 2001. Capital expenditures during fiscal 2001 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital and regulatory compliance. Fiscal 2002 capital expenditures are expected to be approximately $75,000 for similar purposes.


Conversion to the Euro Currency
-------------------------------

     On January 1, 1999, the Euro was adopted as the common legal currency for European Union member nations, in coexistence with the national currencies of these member nations until January 1, 2002. We have made necessary adjustments to our processes to ensure compliance during the three-year transitional period that ends January 1, 2002. After this transitional period, the Euro becomes the sole legal currency for the European Union member nations and all of our records of the national currencies will be converted to the Euro equivalent at that time. We do not expect the Euro adoption to have a material adverse impact on our financial condition or results of operations.


New Accounting Pronouncements Not Yet Adopted
---------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted SFAS No. 133, including the amendments in SFAS No. 138, on February 1, 2001. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     Using market valuations for derivatives held as of January 31, 2001, as a guide, we determined that on February 1, 2001, the cumulative-effect adjustment to net income and accumulated other comprehensive loss was not material.

     At this time, we plan no significant change in our risk management strategies due to the adoption of SFAS No. 133.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

ALL DOLLAR AMOUNTS IN THIS ITEM 7A ARE IN THOUSANDS.


Market Risk Factors
-------------------

     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for trading purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. (See "Derivative Financial Instruments" in the Summary of Significant Accounting Policies, Note 1, and Fair Value of Financial Instruments, Note 12 to the Consolidating Financial Statements.)

     Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments (excluding capital lease obligations) was $117,002 and $96,797 at January 31, 2001 and 2000, respectively. The debt instruments are subject to variable rate interest and therefore the market value is not sensitive to interest rate movements.

     Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market.

     The net market value of our interest rate swaps was $(165) and $1,165 at January 31, 2001 and 2000, respectively. A 100-basis point increase in rates at January 31, 2001 and 2000 would result in a $349 and an $861 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2001 and 2000 would result in a $357 and an $878 decrease in the market value, respectively.

     The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

     We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, Canadian Dollar, Euro and Mexican Peso. These financial instruments represent a net market value of $(179) and $49 at January 31, 2001 and 2000, respectively.

     To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10 percent devaluation of the British Pound, Canadian Dollar, Euro and Mexican Peso to the US Dollar.

     The sensitivity analysis assumes an instantaneous 10 percent change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2001 and 2000, a 10 percent strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards and swaps of $3,106 and $178, respectively. At January 31, 2001 and 2000, a 10 percent weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards and swaps of $3,167 and $35, respectively.

     The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2001 and 2000, respectively.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      Not applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this Item 10 is incorporated by reference to the information under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in C&D's proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the commission.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders" and "Management" included in C&D's proxy statement for our 2001 Annual Meeting of Stockholders to be filed with the commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

  (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT ON FORM 10-K:

          C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

          Report of Independent Accountants

          Consolidated Balance Sheets as of January 31, 2001 and 2000

          Consolidated Statements of Income for the years ended January 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Income for the years ended January 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     (2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS INCLUDED IN THIS REPORT ON FORM 10-K:

          C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2001, 2000 and 1999

            II.     Valuation and Qualifying Accounts

      (3)   EXHIBITS:

          3.1  Restated   Certificate  of   Incorporation  of  C&D,  as  amended
               (incorporated by reference to Exhibits 3.1 and 3.2 to C&D's Current Report on Form 8-K dated June 30, 1998).

          3.2  Amended and Restated By-laws of C&D (incorporated by reference to
               Exhibit 3.2 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

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

          10.5 Credit  Agreement,  dated as of  March  1,  1999  among  C&D,  as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America (formerly NationsBank, N.A.), as administrative agent (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated March 1, 1999); First Amendment thereto dated February 18, 2000 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000), Second Amendment thereto dated July 20, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Third Amendment thereto dated July 24, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Fourth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated December 15, 2000), Fifth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Current Report on Form 8-K dated December 15, 2000), Sixth Amendment thereto dated April 4, 2001 (filed herewith).

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

          10.8 C&D Technologies, Inc. Savings Plan (October 1, 1997 Restatement) (incorporated by reference to Exhibit 10.4 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998), First Amendment thereto (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999), Second Amendment thereto (incorporated by reference to
               Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999), Third Amendment thereto dated November 28, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended October 31, 2000).

          10.9 C&D Technologies, Inc. Pension Plan for Salaried Employees as restated and amended (incorporated by reference to Exhibit 10.10 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1995); First and Second Amendments thereto dated December 20, 1995 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1996); Third Amendment thereto dated February 18, 1997 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fourth Amendment thereto dated January 27, 1998 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1998); Fifth Amendment thereto dated January 28, 1999 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 1999), Sixth Amendment thereto dated April 27, 1999 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999), Seventh Amendment thereto dated November 29, 2000 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the period ended October 31, 2000).

         10.10 Supplemental Executive Retirement Plan, amended and restated as of February 27, 2001 (filed herewith).

         10.11 C&D Technologies, Inc. Incentive Compensation Plan for the year ended January 31, 2001 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

         10.12 Employment Agreement dated November 28, 2000 between Wade H. Roberts, Jr. and C&D (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

         10.13 Employment Agreement dated March 31, 2000 between Stephen E. Markert, Jr. and C&D (incorporated by reference to Exhibit 10.14 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.14 Employment Agreement dated March 31, 2000 between Linda R. Hansen and C&D (incorporated by reference to Exhibit 10.15 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.15 Employment Agreement dated March 31, 2000 between Mark Z. Sappir and C&D (incorporated by reference to Exhibit 10.16 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
               2000).

         10.16 Employment Agreement dated March 31, 2000 between Charles Giesige, Sr. and C&D (incorporated by reference to Exhibit 10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.17 Employment Agreement dated March 31, 2000 between John Rich and C&D (incorporated by reference to Exhibit 10.20 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.18 Employment Agreement dated March 31, 2000 between Apostolos T. Kambouroglou and C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.19 Employment Agreement dated March 31, 2000 between Kathryn Bullock and C&D (incorporated by reference to Exhibit 10.22 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

         10.20 C&D Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-42054).

         10.21 Employment Agreement dated March 1, 2001 between David Fix and C&D (filed herewith).

          21   Subsidiaries of C&D (filed herewith).

          23   Consent of Independent Accountants (filed herewith).


     (b)  REPORTS ON FORM 8-K

          On December 28, 2000, C&D filed a Form 8-K Current Report dated December 15, 2000 under Item 2 to report the acquisition of NCL, a producer of electronic conversion products (primarily DC to DC converters) based in the United Kingdom.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           C&D TECHNOLOGIES, INC.

     April 26, 2001                          By: /s/ Wade H. Roberts, Jr.
                                                 ----------------------------
                                                     Wade H. Roberts, Jr.
                                                     President, Chief Executive
                                                     Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                       Date
         ---------                        -----                       ----

/s/ Wade H. Roberts, Jr.        President, Chief Executive        April 26, 2001
----------------------------    Officer and Director
    Wade H. Roberts, Jr.        (Principal Executive Officer)

/s/ Stephen E. Markert, Jr.     Vice President Finance            April 26, 2001
----------------------------    (Principal Financial and
    Stephen E. Markert, Jr.     Accounting Officer

/s/ William Harral, III         Director, Chairman                April 26, 2001
----------------------------
    William Harral, III

/s/ Stephen J. Andriole         Director                          April 26, 2001
----------------------------
    Stephen J. Andriole

/s/ Adrian A. Basora            Director                          April 26, 2001
----------------------------
    Adrian A. Basora

/s/ Peter R. Dachowski          Director                          April 26, 2001
----------------------------
    Peter R. Dachowski

/s/ Kevin P. Dowd               Director                          April 26, 2001
----------------------------
    Kevin P. Dowd

/s/ Pamela S. Lewis             Director                          April 26, 2001
----------------------------
    Pamela S. Lewis

/s/ George MacKenzie            Director                          April 26, 2001
----------------------------
    George MacKenzie

/s/ John A. H. Shober           Director                          April 26, 2001
----------------------------
    John A. H. Shober

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS
  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                      Page
                                                                      ----

         Report of Independent Accountants........................     F-2

         Consolidated Balance Sheets as of
           January 31, 2001 and 2000..............................     F-3

         Consolidated Statements of Income
           for the years ended January 31, 2001, 2000
           and 1999...............................................     F-4

         Consolidated Statements of
           Stockholders' Equity for the years
           ended January 31, 2001, 2000 and 1999..................     F-5

         Consolidated Statements of Cash Flows
           for the years ended January 31, 2001, 2000
           and 1999...............................................     F-6

         Consolidated Statements of Comprehensive
           Income for the years ended January 31, 2001,
           2000 and 1999..........................................     F-8

         Notes to Consolidated Financial Statements...............     F-9


FINANCIAL STATEMENT SCHEDULE
  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 2001, 2000 and 1999

         Schedule II.  Valuation and Qualifying Accounts..........     S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of C&D Technologies, Inc. and subsidiaries (the "Company") at January 31, 2001 and January 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 6, 2001

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                             (Dollars in thousands)

                                                                           2001            2000
                                                                           ----            ----
ASSETS
Current assets:
     Cash and cash equivalents.....................................      $  7,709        $  7,121
     Accounts receivable, less allowance for doubtful
         accounts of $4,121 in 2001 and $3,080 in 2000.............        88,596          76,161
     Inventories...................................................        77,493          60,965
     Deferred income taxes.........................................        10,990          10,158
     Other current assets..........................................         1,459           1,256
                                                                          -------         -------
         Total current assets......................................       186,247         155,661
Property, plant and equipment, net.................................       130,387         100,813
Deferred income taxes..............................................           -               803
Intangible and other assets, net...................................        23,309          22,692
Goodwill, net......................................................       115,576          74,146
                                                                          -------         -------
         Total assets..............................................      $455,519        $354,115
                                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt...............................................      $ 18,172        $ 20,393
     Accounts payable..............................................        45,935          36,680
     Accrued liabilities...........................................        34,918          26,996
     Income taxes..................................................         2,533           2,018
     Other current liabilities.....................................         8,794           4,495
                                                                          -------         -------
         Total current liabilities.................................       110,352          90,582
Deferred income taxes..............................................         1,135             -
Long-term debt.....................................................        98,849          76,459
Other liabilities..................................................        20,133          20,663
                                                                          -------         -------
         Total liabilities.........................................       230,469         187,704

Commitments and contingencies

Minority interest..................................................         6,996           4,345

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
         shares authorized; 28,276,917 and 27,867,480
         shares issued in 2001 and 2000, respectively*.............           283             279
     Additional paid-in capital*...................................        62,908          53,829
     Treasury stock, at cost, 1,986,038 and
              1,810,204 shares in 2001 and 2000, respectively*.....       (17,750)        (10,819)
     Accumulated other comprehensive loss..........................        (1,231)           (617)
     Retained earnings.............................................       173,844         119,394
                                                                          -------         -------
         Total stockholders' equity................................       218,054         162,066
                                                                          -------         -------
         Total liabilities and stockholders' equity................      $455,519        $354,115
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

                 See notes to consolidated financial statements.
                                       F-3

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)


                                                            2001           2000           1999
                                                            ----           ----           ----

Net sales*...........................................     $615,678       $482,182       $321,937
Cost of sales*.......................................      439,135        357,802        235,767
                                                           -------        -------        -------
         Gross profit................................      176,543        124,380         86,170

Selling, general and administrative
         expenses....................................       66,243         59,315         40,344
Research and development expenses....................       10,281          8,941          8,255
                                                           -------        -------        -------
         Operating income............................      100,019         56,124         37,571

Interest expense, net................................        6,315          7,946            126
Other (income) expense, net..........................         (725)           (20)           211
                                                           -------        -------        -------
         Income before income taxes
           and minority interest.....................       94,429         48,198         37,234

Provision for income taxes...........................       35,883         17,737         13,154
                                                           -------        -------        -------
        Net income before minority
           interest..................................       58,546         30,461         24,080

Minority interest....................................        2,651            619           -
                                                           -------        -------        -------
         Net income..................................     $ 55,895       $ 29,842       $ 24,080
                                                           =======        =======        =======

Net income per common share**........................     $   2.13       $   1.17       $    .97

Net income per common share -
         assuming dilution**.........................     $   2.05       $   1.14       $    .94

*    Reclassified for comparative purposes.

** Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.



                 See notes to consolidated financial statements.
                                       F-4

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                                                           Notes       Accumulated
                                  Common Stock       Additional      Treasury Stock      Receivable       Other
                              ------------------     Paid-In       -----------------       From       Comprehensive    Retained
                              Shares*    Amount*     Capital*      Shares*    Amount    Stockholders       Loss        Earnings
                              -------    -------     --------      -------    ------    ------------       ----        --------

Balance as of
  January 31, 1998........  26,457,796      $265       $41,231  (1,810,204)  $(10,819)     $(1,029)        $(248)       $67,905
Net income................                                                                                               24,080
Dividends to stockholders,
  $.04125 per share*......                                                                                               (1,022)
Principal payments on
  stockholder notes.......                                                                   1,057
Amortization of discount
  on stockholder notes....                                                                     (28)
Tax effect relating to
  stock options exercised.                                 792
Cumulative translation
  adjustment..............                                                                                    79
Issuance of common stock..       4,968                      72
Stock options exercised...     274,674         3         1,200
                            ----------       ---        ------   ---------    -------       -------         ----         ------
Balance as of
  January 31, 1999........  26,737,438       268        43,295  (1,810,204)   (10,819)         -            (169)        90,963

Net income................                                                                                               29,842
Dividends to stockholders,
  $.055 per share*........                                                                                               (1,411)
Tax effect relating to
  stock options exercised.                               3,736
Cumulative translation
  adjustment..............                                                                                  (448)
Issuance of common stock..      10,586                     161
Stock options exercised...   1,119,456        11         6,637
                            ----------       ---        ------   ---------    -------       -------         ----         ------
Balance as of
  January 31, 2000........  27,867,480       279        53,829  (1,810,204)   (10,819)         -            (617)       119,394

Net income................                                                                                               55,895
Dividends to stockholders,
  $.055 per share*........                                                                                               (1,445)
Tax effect relating to
  stock options exercised.                               4,420
Cumulative translation
  adjustment..............                                                                                  (614)
Purchase of common stock..                                       (174,400)     (6,856)
Deferred compensation plan                                         (1,434)        (75)
Issuance of common stock..       3,418                     179
Stock options exercised...     406,019         4         4,480
                            ----------       ---        ------   ---------    -------       -------         ----         ------
Balance as of
  January 31, 2001........  28,276,917      $283       $62,908  (1,986,038)  $(17,750)     $   -         $(1,231)       $173,844
                            ==========       ===        ======  ==========    =======       =======       ======         =======

* Adjusted to reflect the Company's June 16, 2000 and June 24, 1998 two-for-one stock splits, effected in the form of 100% stock dividends, where appropriate.

                 See notes to consolidated financial statements.
                                       F-5

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                   2001             2000            1999
                                                                   ----             ----            ----

Cash flows provided (used) by operating activities:
  Net income.............................................      $ 55,895         $ 29,842         $ 24,080
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Minority interest......................................         2,651              619              -
  Depreciation and amortization..........................        26,054           21,671           11,289
  Deferred income taxes..................................         1,106           (3,047)               1
  Loss on disposal of assets.............................           783              988              224
  Changes in:
         Accounts receivable.............................        (8,935)         (12,100)          (1,498)
         Inventories.....................................       (13,888)           1,466           (9,075)
         Other current assets............................          (213)             486             (471)
         Accounts payable................................           936            5,224            1,191
         Accrued liabilities.............................         6,960            4,648            1,617
         Income taxes payable............................         4,177            6,059           (2,777)
         Other current liabilities.......................         4,299              913             (464)
         Other liabilities...............................          (528)           3,990            1,944
  Other, net.............................................          (157)             791              361
                                                                -------          -------          -------
Net cash provided by operating activities................        79,140           61,550           26,422
                                                                -------          -------          -------

Cash flows provided (used) by investing activities:
  Acquisition of businesses, net.........................       (51,095)        (134,878)             -
  Acquisition of property, plant and equipment...........       (41,075)         (14,710)         (15,761)
  Proceeds from disposal of property,
    plant and equipment..................................           165               97               69
                                                                -------          -------          -------
Net cash used by investing activities....................       (92,005)        (149,491)         (15,692)
                                                                -------          -------          -------

Cash flows provided (used) by financing activities:
  Repayment of debt......................................       (27,928)         (17,374)          (8,308)
  Proceeds from new borrowings...........................        45,700          104,898              -
  Financing cost of long-term debt.......................          (258)          (2,727)             -
  Repayment of notes receivable from stockholders........           -                -              1,057
  Proceeds from issuance of common stock, net............         4,484            6,648            1,203
  Purchase of treasury stock.............................        (6,931)             -                -
  Payment of common stock dividends......................        (1,443)          (1,395)            (848)
                                                                -------          -------          -------
Net cash provided (used) by financing activities.........        13,624           90,050           (6,896)
                                                                -------          -------          -------

Effect of exchange rate changes on cash..................          (171)               9                2
                                                                -------          -------          -------

Increase in cash and cash equivalents....................           588            2,118            3,836

Cash and cash equivalents at beginning of year...........         7,121            5,003            1,167
                                                                -------          -------          -------

Cash and cash equivalents at end of year.................      $  7,709         $  7,121         $  5,003
                                                                =======          =======          =======

                 See notes to consolidated financial statements.
                                       F-6

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)


                                                             2001            2000             1999
                                                             ----            ----             ----

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

    Interest paid, net...............................    $  6,267        $   7,417          $   415

    Income taxes paid, net...........................    $ 30,594        $  14,733          $15,927


SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Acquired businesses:
    Estimated fair value of assets acquired..........    $  9,852        $  80,909          $   -
    Goodwill.........................................      45,185           67,637              -
    Identifiable intangible assets...................       2,356           17,840              -
    Cash paid, net of cash acquired..................     (51,095)        (134,878)             -
                                                          -------         --------           ------
    Liabilities assumed..............................    $  6,298        $  31,508          $   -
                                                          =======         ========           ======

Dividends declared but not paid......................    $    362        $     358          $   343

Annual retainer to Board of Directors paid
  by the issuance of common stock....................    $    179        $     161          $    72

Increase in property, plant and equipment
  acquisitions in accounts payable...................    $  5,887        $     -            $   -






                 See notes to consolidated financial statements.
                                       F-7

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)


                                                                  2001           2000           1999
                                                                  ----           ----           ----

Net income...................................................   $55,895        $29,842        $24,080

Other comprehensive (expense) income, net of tax:

     Cumulative translation adjustments......................      (614)          (448)            79
                                                                 ------         ------         ------
Total comprehensive income...................................   $55,281        $29,394        $24,159
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









                 See notes to consolidated financial statements.
                                      F-8

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:
     ----------------------------

     C&D Technologies, Inc. was incorporated in November 1985. The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied") (the "Acquisition").

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

     The Company selectively uses foreign currency forward and option contracts to offset the effects of exchange rate changes on cash flows denominated in foreign currencies, primarily the British Pound, Canadian Dollar, Euro and Mexican Peso.

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

     Cash and Cash Equivalents:
     --------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $11,462 and $11,410 at January 31, 2001 and 2000, respectively.

     Revenue Recognition:
     --------------------

     The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Amounts charged to customers for shipping and handling are classified as revenue. The Company accounts for sales rebates as a reduction in revenue at the time revenue is recorded.

     Inventories:
     ------------

     Inventories are stated at the lower of cost or net realizable value. Cost is generally determined by the last-in, first-out method for financial statement and federal income tax purposes.

     Property, Plant and Equipment:
     ------------------------------

     Property, plant and equipment acquired as of the Acquisition was recorded at the then fair market value. Property, plant and equipment acquired subsequent to the Acquisition is recorded at cost or fair market value if part of an acquisition. Plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which generally range from three to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

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

     Intangible and Other Assets, Net:
     ---------------------------------

     Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 3) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to 20 years. Accumulated amortization as of January 31, 2001 and 2000 was $7,118 and $3,640, respectively.

     Goodwill, Net:
     --------------

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 20 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and future undiscounted cash flows. The Company believes that no impairment of goodwill existed at January 31, 2001. Accumulated amortization as of January 31, 2001 and 2000 was $10,145 and $5,984, respectively.

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

     Other Liabilities:
     ------------------

     The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $4,196 and $3,128 are included in other current liabilities and $9,790 and $9,554 are included in other liabilities as of January 31, 2001 and 2000, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Environmental Matters:
     ----------------------

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are also expensed. The Company records liabilities for environmental costs when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

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

     Net Income Per Share:
     ---------------------

     Net income per common share for the years ended January 31, 2001, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:


                                                                     January 31,
                                                        -------------------------------------

                                                        2001            2000             1999
                                                        ----            ----             ----
        Weighted average
          shares of common stock
          outstanding*........................       26,223,684      25,529,778       24,730,366
        Assumed conversion of
          stock options, net of  shares
          assumed reacquired*.................        1,040,844         558,624          941,358
                                                     ----------      ----------       ----------
        Weighted average common
          shares - assuming
          dilution*...........................       27,264,528      26,088,402       25,671,724
                                                     ==========      ==========       ==========

* Share amounts have been adjusted to reflect the Company's June 16, 2000 and July 24, 1998 two-for-one stock splits, effected in the form of 100% stock dividends, where appropriate.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reclassifications:
     ------------------

     The Company adopted Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Revenue and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. The associated shipping costs, previously classified as revenue, are now classified as cost of goods sold. Fiscal 2000 and 1999 consolidated financial statements have been adjusted to conform to the fiscal 2001 presentation.

     New Accounting Pronouncements Not Yet Adopted:
     ----------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, including the amendments in SFAS No. 138, on February 1, 2001. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

     Using market valuations for derivatives held as of January 31, 2001, as a guide, the Company determined that on February 1, 2001, the cumulative-effect adjustment to net income and accumulated other comprehensive loss was not material.

     At this time, the Company plans no significant change in risk management strategies due to the adoption of SFAS No. 133.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


2.   STOCK SPLIT

     On June 16, 2000 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend paid to stockholders of record on June 2, 2000. This transaction resulted in a transfer on the Company's balance sheet of $140 to common stock from additional paid-in capital.

     On July 24, 1998 the Company completed a two-for-one stock split, effected in the form of a 100% stock dividend paid to stockholders of record on July 10, 1998. This transaction resulted in a transfer on the Company's balance sheet of $66 to common stock from additional paid-in capital.

     The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect these transactions.


3.   ACQUISITIONS

     On December 15, 2000 (effective as of November 26, 2000) the Company acquired the Newport Components Division of Newport Technology Group Limited, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, this acquisition is included in the Power Electronics Division and is referred to as C&D Technologies (NCL) Limited ("NCL").

     The Company purchased all of the capital stock of NCL for approximately $50,000, plus additional acquisition related costs. The Company primarily paid for the acquisition with proceeds from a loan under the Company's revolving line of credit facility with Bank of America. NCL, with annual revenues of more than $20,000, operates production facilities in the United Kingdom as well as China. In addition, NCL conducts research and development in the United Kingdom and maintains a sales operation in the United States.

     The NCL acquisition was accounted for using the purchase method of accounting. The preliminary allocation of the purchase price, pending completion of the valuation, resulted in goodwill of $45,185 and identifiable intangible assets of $2,356, which are being amortized on a straight-line basis over five to 20 years.

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

     On August 2, 1999, the Company completed the acquisition of JCI's 67 percent ownership interest in a joint venture battery business in Shanghai, China for $15,000 in cash. The joint venture manufactures, markets and distributes industrial batteries. The Company has continued the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's revolving credit facility.

     For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67 percent ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division. The Dynasty acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price resulted in goodwill of $67,637 and identifiable intangible assets (trade names) of $17,840, which are being amortized on a straight-line basis over 20 years. The results of the joint venture have been consolidated in the financial statements and related notes.

     The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of the Specialty Battery Division (including the interest in the joint venture in Shanghai, China, which was completed on August 2, 1999) had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles and goodwill, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, amortization of deferred debt costs and interest expense on the acquisition debt and working capital management fees, which will not continue, and the related income tax effects.

                                                         (unaudited)
                                                         January 31,
                                                     2000           1999
                                                     ----           ----

       Net sales*.............................    $497,278        $423,561
       Net income.............................     $29,685         $18,913
       Net income per common share**..........      $ 1.16          $ 0.76
       Net income per common share -
            assuming dilution**...............      $ 1.14          $ 0.74

*    Reclassified for comparative purposes.

** Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


3.   ACQUISITIONS (continued)

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired businesses did not maintain information on a period comparable with the Company's fiscal year end.


4.   INVENTORIES

     Inventories consisted of the following:

                                                            January 31,
                                                       ----------------------
                                                       2001              2000
                                                       ----              ----

          Raw materials........................      $38,349           $28,522
          Work-in-process......................       18,703            14,602
          Finished goods.......................       20,441            17,841
                                                      ------            ------
                                                     $77,493           $60,965
                                                      ======            ======

     If the first-in, first-out (FIFO) method of inventory accounting had been used (which approximates current cost), inventories would have been $77,262 and $60,906 as of January 31, 2001 and 2000, respectively.


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, consisted of the following:

                                                            January 31,
                                                      -----------------------
                                                      2001               2000
                                                      ----               ----

          Land.................................    $  1,298           $    902
          Buildings and improvements...........      36,198             34,280
          Furniture, fixtures and equipment....     176,425            147,029
          Construction in progress.............      20,002              7,064
                                                    -------            -------
                                                    233,923            189,275
          Less:
               Accumulated depreciation........     103,536             88,462
                                                    -------            -------
                                                   $130,387           $100,813
                                                    =======            =======

     For the years ended January 31, 2001, 2000 and 1999, depreciation charged to operations amounted to $19,286, $15,996 and $10,137; maintenance and repair costs expensed totaled $14,456, $12,892 and $8,290; and interest capitalized amounted to $983, $265 and $211, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.    DEBT

      Debt consisted of the following:

                                                                                            January 31,
                                                                                      -----------------------
                                                                                      2001               2000
                                                                                      ----               ----
    Term  loan,  $100,000  facility;  bearing  interest at Prime  or LIBOR  plus
 .75% on January  31,  2001 and Prime or LIBOR plus  1.25% on  January  31,  2000
(effective  rate on a weighted  average basis,  7.25% as of January 31, 2001 and
6.94% as of January  31,  2000) net of  unamortized  debt  acquisition  costs of
$1,651 and $2,102, respectively.................................................   $ 63,349            $82,898

     Revolving  credit facility;  maximum commitment of  $120,000 at January 31,
2001 and 2000  bearing  interest of Prime or LIBOR plus .75% on January 31, 2001 and Prime or LIBOR plus 1.25% on January 31, 2000  (effective rate on a weighted
average basis, 6.65% as of January 31, 2001 and 6.82% as of January 31, 2000)...     50,500              4,800

     Pennsylvania  Economic  Development  Financing Authority  ("PEDFA") Taxable
Development  Revenue  Bonds,  1991 Series B2,  supported  by a letter of credit, bearing  interest  at a rate  set  on a  weekly  basis  which  approximates  the commercial  paper rate.  The bonds were paid in full prior to maturity,  on July
21, 2000 (effective rate on a weighted average basis,  6.30% as of July 21, 2000
and 5.54% as of January 31, 2000)...............................................       -                 1,083

     PEDFA Economic  Development  Revenue Bonds,  1991 Series D6, supported by a letter  of  credit,  bearing  interest  at a rate  set on a weekly  basis  which approximates the commercial paper rate for high-grade tax-exempt borrowers,  the bonds were paid in full, prior to maturity,  on July 21, 2000 (effective rate on a weighted average basis, 4.35% as of July 21, 2000 and  3.81% as of January 31,
2000)...........................................................................       -                   667

     Borrowings  by  the  Chinese  joint   venture  in  local  currencies  under
uncommitted facilities from various local banks with interest rates ranging from
6.14% to 7.56% for year ended January 31, 2001 and 6.14% to 7.68% for year ended
January 31, 2000................................................................     1,205               7,349

     Borrowings by  NCL in British  Pounds under an  uncommitted  multi-currency overdraft  facility from HSBC Bank plc.  bearing  interest at the HSBC Base Rate plus 1.5%  (effective rate on a  weighted average basis,  7.5% as of  January 31,
2001)...........................................................................     1,948                -

     Other......................................................................        19                  55
                                                                                   -------              ------
                                                                                   117,021              96,852
       Less current portion.....................................................    18,172              20,393
                                                                                   -------              ------
                                                                                  $ 98,849             $76,459
                                                                                   =======              ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   DEBT (continued)

     On January 30, 1998 the Company amended and restated its existing credit facility. This was an unsecured revolving loan of $65,000 with a maturity date of February 1, 2001. The lenders were Bank of America (formerly NationsBank N.A.), Chase Manhattan Bank, First Union National Bank and PNC Bank. The available interest rates under this agreement were LIBOR plus .52% to LIBOR plus 1.55% or Prime minus .50% to Prime plus .50%.

     In connection with the Dynasty acquisition, the above facility was replaced in its entirety on March 1, 1999 by a fully syndicated unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The lead institution was Bank of America and the co-agents were Chase Manhattan Bank, First Union National Bank and PNC Bank. Seven other lenders participated. The term loan is payable over five years. The revolver has a termination date of March 1, 2004. The available interest rates on the agreement are between 1.00% to 1.75% over LIBOR or Prime to Prime plus .25%. On October 13, 2000 the loan agreement was amended to effectively lower the available LIBOR interest rate to between .75% and 1.50% over LIBOR or Prime to Prime plus .25%.

     The revolving credit facility includes a letter of credit facility not to exceed $30,000, of which $27,879 and $15,138 were available as of January 31, 2001 and 2000, and swingline loans not to exceed $10,000. The term loan is due in quarterly installments that currently equal $5,000 per quarter increasing to $6,250 per quarter on May 1, 2002, and $7,500 per quarter on May 1, 2003. At the Company's election on June 7 and January 31, 2000, $5,000 each was paid in advance on the term loan. The proceeds were applied to the final payments of the loan schedule.

     These credit agreements contain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. The purpose of the facility was to fund the Dynasty acquisition, provide for normal working capital and fund possible strategic acquisitions.

     The maximum aggregate amounts of loans outstanding under the above 1998 and 1999 bank facilities, including both term and revolving credit, were $128,550, $125,100 and $15,000 during the years ended January 31, 2001, 2000 and 1999, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $84,813, $94,870 and $6,941 at a weighted average interest rate of 7.42%, 6.93% and 6.54%, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


6.   DEBT (continued)

     The loans outstanding with various institutions denominated in Chinese Renminbi were short-term loans due on various dates, including one loan due upon demand. In support of these loans the Company issued three letters of credit under its revolving credit facility. In consideration of these letters of credit the joint venture partner issued a guaranty for 33 percent of the debt to the Company. These loans were paid in full during the first quarter of fiscal 2002.

     The overdraft facility with HSBC Bank plc. was entered into as a result of the NCL acquisition. The total availability under this facility is 2.5 million British Pounds. The availability will be reduced to 2 million British Pounds effective September 30, 2001. The facility is secured by all of the assets of NCL.

     The Company was in compliance with its loan agreement covenants at January 31, 2001 and 2000, respectively.

     As of January 31, 2001, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five fiscal years is as follows:

                    2002.........................    $ 18,172
                    2003.........................      22,165
                    2004.........................      26,184
                    2005.........................      50,500
                    2006.........................        -
                    Thereafter...................        -
                                                      -------
                                                     $117,021
                                                      =======


7.   STOCKHOLDERS' EQUITY

     (A) STOCK OPTION PLAN:

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

     The 1996 Stock Option Plan was approved by the stockholders on July 25, 1996 and replaced the previous plan which expired on January 28, 1996. The 1998 Stock Option Plan was approved by the stockholders on June 30, 1998. New options can be granted under the 1996 Plan, which reserved 2,000,000 shares of Common Stock for such use (adjusted for stock splits), or the 1998 Plan, which reserved 3,000,000 shares of Common Stock for such use (adjusted for stock splits). In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The majority of the stock options outstanding vest in equal annual installments over a three-year period commencing one year from the date of the grant.

     A summary of stock option activity related to the Company's plans is as follows:


                                 Beginning      Granted     Exercised        Canceled        Ending
                                  Balance       During        During          During         Balance
                                Outstanding      Year          Year            Year        Outstanding   Exercisable
                                -----------      ----          ----            ----        -----------   -----------
Year ended
  January 31, 2001
Number of shares...........     1,517,894       715,074       406,019         114,134      1,712,815       645,077
Weighted average option
   price per share.........        $13.36        $27.87        $11.04          $18.68         $19.62        $14.53

Year ended
  January 31, 2000*
Number of shares...........     2,190,856       634,836     1,119,456         188,342      1,517,894       564,210
Weighted average option
  price per share..........         $8.01        $17.96         $5.94          $10.76         $13.36         $9.84

Year ended
  January 31, 1999*
Number of shares...........     1,934,804       587,800       274,674          57,074      2,190,856     1,022,950
Weighted average option
  price per share..........         $6.40        $11.83         $4.38          $10.09          $8.01         $5.45


*    Adjusted to reflect stock splits.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

     There were 1,962,172 and 766,530 (adjusted for stock splits) shares available for future grants of options under the 1996 and 1998 Stock Option Plans as of January 31, 2001 and 2000, respectively. The following table summarizes information about the stock options outstanding at January 31, 2001:



                                        Options Outstanding                       Options Exercisable
                           --------------------------------------------       ---------------------------

                                             Weighted-
                                              Average         Weighted-                         Weighted-
                                             Remaining         Average                           Average
       Range of               Number        Contractual        Exercise          Number          Exercise
    Exercise Prices        Outstanding          Life            Price         Exercisable         Price
    ---------------        -----------          ----            -----         -----------         -----
 $3.00 - $6.00                 104,368       5.6 years           $5.83            104,368          $5.83

 $8.63 - $13.03                425,737       7.3 years          $11.65            309,921         $11.56

 $14.50 - $22.81             1,052,152       8.8 years          $20.19            200,480         $17.53

 $37.28 - $57.69               130,558       9.5 years          $51.96             30,308         $55.06
                             ---------                                            -------

 $3.00 - $57.69              1,712,815       8.3 years          $19.62            645,077         $14.53
                             =========                                            =======

     Pro forma  information  regarding  net  income  and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                           2001          2000          1999
                                           ----          ----          ----

     Risk-free interest rate.........       6.53%         5.60%         4.50%
     Expected dividend yield.........        .22%          .52%          .58%
     Expected volatility factor......       0.414         0.428         0.434
     Weighted average expected life..  4.95 years    4.85 years    5.00 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


7.   STOCKHOLDERS' EQUITY (continued)

     If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                    2001       2000*       1999*
                                                    ----       -----       -----

   Net income - as reported....................   $55,895    $29,842     $24,080
   Net income - pro forma......................    52,674     28,558      22,537
   Net income per common share - as reported...      2.13       1.17        0.97
   Net income per common share - pro forma.....      2.01       1.12        0.91
   Net income per common share -
     assuming dilution - as reported...........      2.05       1.14        0.94
   Net income per common share -
     assuming dilution - pro forma.............      1.93       1.09        0.88
   Weighted average fair value of options
     granted during the year...................     12.51       7.85        5.00

     The pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

     On February 22, 2000, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150* per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right. A summary of the Rights Agreement is included in the Company's Form 8-K Current Report filed with the Securities and Exchange Commission dated February 22, 2000.

*    Adjusted for stock splits.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   ----------


8.   INCOME TAXES

     The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                          January 31,
                                                 ----------------------------

                                                 2001        2000        1999
                                                 ----        ----        ----
     Currently payable:
              Federal.......................   $31,068     $18,102     $10,963
              Foreign.......................      -             34          97
              State.........................     3,578       2,510       1,932
              Foreign Sales Corporation.....       301         137         162
                                                ------      ------      ------
                                                34,947      20,783      13,154
                                                ------      ------      ------
     Deferred:
              Federal.......................       727      (2,748)        103
              State.........................       209        (298)       (103)
                                                ------      ------      ------
                                                   936      (3,046)       -
                                                ------      ------      ------
                                               $35,883     $17,737     $13,154
                                                ======      ======      ======


     The components of the deferred tax asset and liability as of January 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                                ----       ----
     Deferred tax asset:
              Vacation and compensation accruals...........  $ 4,959    $ 4,080
              Postretirement benefits......................      970      1,014
              Warranty reserves............................    5,356      5,039
              Bad debt, inventory and return allowances....    3,193      3,632
              Environmental reserves.......................      928        738
              Pension obligation...........................    1,398      2,338
              Other accruals...............................    1,391        957
                                                              ------     ------
              Total deferred tax asset.....................   18,195     17,798
                                                              ------     ------

     Deferred tax liability:
              Depreciation and amortization................   (8,340)    (6,837)
                                                              ------     ------
              Total deferred tax liability.................   (8,340)    (6,837)
                                                              ------     ------
              Net deferred tax asset.......................  $ 9,855    $10,961
                                                              ======     ======

     Realization of the Company's net deferred tax asset is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


8.   INCOME TAXES (continued)

     Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 2001, 2000 and 1999, respectively, are as follows:

                                                         January 31,
                                                ------------------------------

                                                2001         2000         1999
                                                ----         ----         ----

          U.S. statutory income tax.........  $33,050      $16,869      $13,032
          Tax effect of foreign operations..     -             (86)        (250)
          State tax, net of federal
            income tax benefit..............    2,534        1,334        1,153
          Research and development
            tax credit benefit..............     (100)        (234)        (373)
          Foreign sales corporation.........     (565)        (257)        (304)
          Other.............................      964          111         (104)
                                               ------       ------       ------
                                              $35,883      $17,737      $13,154
                                               ======       ======       ======


9.   COMMITMENTS AND CONTINGENCIES

     (A) Operating Leases:

     The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2001, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:


                    Fiscal Year

                     2002........................    $ 2,780
                     2003........................      2,568
                     2004........................      2,023
                     2005........................      1,541
                     2006........................      1,152
                     Thereafter..................      8,369
                                                      ------
                                                     $18,433
                                                      ======

     Total rent expense for all operating leases for the years ended January 31, 2001, 2000 and 1999 was $3,733, $4,024 and $3,503, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                     -------


9.   COMMITMENTS AND CONTINGENCIES (continued)

     (B) Contingent Liabilities:

Legal
-----

     In January 2000, the Company was sued in an action captioned Puerto Rico Electric Power Authority v. C&D Technologies, Inc., Case No. 00-1104 in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990s. In August 2000 the Company entered into a settlement agreement with respect to this claim, the cost of which was recovered in the first quarter of fiscal 2002.

Environmental
-------------

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

     Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages and for the costs of investigation and remediation, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied for the acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement.

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

     With regard to the remainder of the NL Site, the Company and four other potentially responsible parties ("PRPs") have agreed upon a cost sharing arrangement for the design and remediation phases of the project. A reliable range of the potential cost to the Company for the ultimate remediation of the site cannot currently be determined, nor have all PRPs been identified. Accordingly, the Company has not established a reserve for this potential exposure.

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

     The Company is also aware of the existence of potential contamination at two of its properties which may require expenditures for further investigation and remediation. At the Company's Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site ultimately may bear some, as yet undetermined, share of the costs associated with this matter. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known, as a remediation plan has not yet been finalized with or approved by the State of New York.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                     -------


9.   COMMITMENTS AND CONTINGENCIES (continued)

     The Company's Conyers, Georgia facility is listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact. Assessment and remediation of off-site contamination was completed and the full remediation report was submitted to the state in February 1999. The Company has received verbal confirmation from the state environmental agency that no further action will be required and that the site will be removed from its Hazardous Sites Inventory.

     The Company, together with JCI, is conducting an assessment and remediation of contamination at its Dynasty Division facility site in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2002. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

     In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA. A penalty assessment could be made, however there is insufficient information currently available to permit the Company to estimate its potential, if any.

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


10.  MAJOR CUSTOMER

     A single customer of the Company's Powercom and Power Electronics Divisions accounted for 10.5% and 13.1% of consolidated net sales for the years ended January 31, 2000 and 1999. No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the year ended January 31, 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


11.  CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade receivables and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Except as discussed in Note 10, concentrations of credit risk with respect to trade receivables is limited by a large customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, in certain circumstances.


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

     The estimated fair values of the Company's financial instruments at January 31, 2001 and 2000 were as follows:


                                                   2001                              2000
                                          -----------------------         -------------------------

                                          Carrying                        Carrying
                                           Amount      Fair Value          Amount        Fair Value
                                           ------      ----------          ------        ----------

      Cash and cash equivalents......     $  7,709      $  7,709           $ 7,121        $ 7,121

      Debt (excluding capital
         lease obligations)..........     $117,002      $117,002           $96,797        $96,797


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

                                                 2001                  2000
                                                 ----                  ----

                                              Fair Value            Fair Value
                                              ----------            ----------
      Hedging Instruments:

           Interest rate swaps.........        $(165)                $1,165

           Forward contracts...........        $(179)                $   49

     On December 20, 1995 the Company entered into an interest rate swap agreement with a notional amount of $6,500. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 6.01% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.76% at January 31, 2001 and 7.26% at January 31, 2000. The swap expires on December 20, 2002.

     On March 1, 1999 the Company entered into an interest rate swap agreement with a notional amount of $30,000. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 5.48% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.23% at January 31, 2001 and 6.73% at January 31, 2000. The swap expired on March 1, 2001.

     On March 11, 1999 the Company entered into an interest rate swap agreement with a notional amount of $20,000. This swap agreement effectively fixed the interest rate on a like amount of the Company's floating rate debt at 5.58% plus the Company's LIBOR spread in effect at any time. The effective rate was 6.33% at January 31, 2001 and 6.83% at January 31, 2000. The swap expires on March 11, 2002.

     The Company had foreign exchange contracts on hand for delivery of Canadian Dollars in the amount of $1,325 and $1,359 as of January 31, 2001 and January 31, 2000, respectively.

     The Company had a foreign exchange contract on hand for delivery of Mexican Pesos in the amount of $98 as of January 31, 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     The Company had foreign exchange contracts for delivery of Euro currencies in the amount of $829 and $469 as of January 31, 2001 and January 31, 2000, respectively.

     The Company had a foreign exchange contract on hand for the delivery of British Sterling in the amount of $29,067 as of January 31, 2001.


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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)

     The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2001 and 2000 and a statement of the funded status as of January 31, 2001 and 2000.


                                                                      Pension                    Postretirement
                                                                      Benefits                      Benefits
                                                                 -------------------             ------------------
                                                                 2001           2000             2001          2000
                                                                 ----           ----             ----          ----

Change in benefit obligation:
   Benefit obligation at beginning of year.............        $39,269        $37,320          $ 2,118       $ 1,557
     Service cost......................................          2,128          2,408              101           108
     Interest cost.....................................          3,204          2,895              172           160
     Plan amendments...................................           -               179             -             -
     Actuarial loss/(gain).............................          3,223         (5,454)             420          (152)
     Acquisition.......................................           -             3,732             -              746
     Benefits paid.....................................         (2,075)        (1,811)            (348)         (301)
                                                                ------         ------           ------         -----
   Benefit obligation at end of year...................        $45,749        $39,269          $ 2,463       $ 2,118
                                                                ======         ======           ======        ======

Change in plan assets:

   Fair value of plan assets at beginning of year......        $36,175        $35,382             -             -
     Actual return on plan assets......................          2,462          2,552             -             -
     Employer contributions............................          2,735             52            $ 348       $   301
     Benefits paid.....................................         (2,075)        (1,811)            (348)         (301)
                                                                ------         ------           ------        ------
    Fair value of plan assets at end of year...........        $39,297        $36,175          $  -          $  -
                                                                ======         ======           ======        ======

Reconciliation of funded status:

   Funded status.......................................        $(6,452)       $(3,094)         $(2,463)      $(2,118)
   Unrecognized actuarial loss/(gain)..................            882         (3,152)              (4)         (434)
   Unrecognized prior service cost.....................            147            162             -             -
                                                                ------         ------           ------         -----
   Accrued benefit cost at
     measurement date..................................         (5,423)        (6,084)          (2,467)       (2,552)
   Contributions made after measurement date
     but before the end of the fiscal year.............            368           -                -             -
                                                                ------         ------           ------         -----
    Accrued benefit cost at end of fiscal year.........        $(5,055)       $(6,084)         $(2,467)      $(2,552)
                                                                ======         ======           ======        ======

Amounts recognized in the statement of financial position consist of:

   Prepaid pension cost................................        $ 2,202        $ 1,195             -             -
   Accrued pension liability...........................         (7,257)        (7,279)         $(2,467)      $(2,552)
                                                                ------         ------           ------        ------
    Accrued pension cost at end of year................        $(5,055)       $(6,084)         $(2,467)      $(2,552)
                                                                ======         ======           ======        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.   EMPLOYEE BENEFIT PLANS (continued)


                                                           Pension Benefits              Postretirement Benefits*
                                                      ---------------------------       ---------------------------
                                                      2001        2000       1999        2001       2000       1999
                                                      ----        ----       ----        ----       ----       ----
Components of net periodic benefit cost:

   Service cost.............................         $2,128      $2,408     $1,575        $101       $108      $ 65
   Interest cost............................          3,204       2,895      2,392         172        160       105
   Expected return on plan assets...........         (3,270)     (3,102)    (2,975)       -          -           -
   Amortization of prior service costs......             15          15       -           -          -           -
   Recognized actuarial (gain)/loss.........             (4)         68         59         (11)        (1)      (17)
                                                      -----       -----      -----         ---        ---       ---
          Net periodic benefit cost.........         $2,073      $2,284     $1,051        $262       $267      $153
                                                      =====       =====      =====         ===        ===       ===

Weighted-average assumptions
     as of January 31:

   Discount rate............................           7.75%       8.25%      7.00%        7.75%      8.25%      7.00%
   Expected long-term rate of
     return on plan assets..................           9.00%       9.00%      9.00%         N/A        N/A        N/A
   Rate of compensation increase**..........           4.00 -      4.00 -
                                                       5.03%       5.07%      5.11%         N/A        N/A        N/A

* The Company sponsors two postretirement benefit plans. One plan covers hourly Dynasty employees. The following information applies to this plan only:

         For measurement purposes, a 7.50% annual rate of increase in the pre-65 per capita cost of covered health care benefits was assumed for 2001. The rate will gradually decrease to 5.00% for 2006 and remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                      1% increase    1% decrease
                                                      -----------    -----------

         Effect on total of service and interest
          cost components for fiscal 2001............       $1           $ (1)
         Effect on year-end 2001 postretirement
          benefit obligation.........................       $6           $(10)

    The Company's contributions to the other postretirement benefit plan are fixed so there is no medical trend rate assumption.

** Rate relates to hourly Dynasty employees and certain salaried employees. All other covered employees have benefits unrelated to rate of pay. Fiscal 1999 rate does not include hourly Dynasty employees.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


13.  EMPLOYEE BENEFIT PLANS (continued)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,765, $1,325 and $963, respectively, for fiscal 2001. This plan, which covers hourly Dynasty employees, was established March 1, 1999.

     (B) Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's cost was $1,692, $1,191 and $859 for the years ended January 31, 2001, 2000 and 1999, respectively.

     (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $518, $518 and $471 for the years ended January 31, 2001, 2000 and 1999, respectively. The liability for the Company's SERP was $1,734 and $1,344 as of January 31, 2001 and 2000, respectively, and was included in other liabilities.

     (D) During fiscal 2001, the Company established a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are borne by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company;
(ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with generally accepted
accounting   principles  for  the  particular   asset;  and  (iv)  the  deferred
compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2001 the liability for the Company's Deferred Compensation Plan was $136.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


14.  QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly financial data for the years ended January 31, 2001 and 2000 follow:

                                                    First          Second         Third         Fourth
                                                   Quarter         Quarter        Quarter       Quarter
                                                   -------         -------        -------       -------
         For the year ended January 31, 2001:

         Net sales*.............................  $138,011        $152,156       $161,922      $163,589
         Gross profit...........................    39,115          43,135         45,411        48,882
         Operating income.......................    20,255          23,735         26,544        29,485
         Net income.............................    11,053          13,391         14,745        16,706
         Net income per common share**..........       .42             .51            .56           .64
           Net income per common share-
             assuming dilution**................       .41             .49            .54           .61

         For the year ended January 31, 2000:

         Net sales*............................   $102,805        $115,883       $131,058      $132,436
         Gross profit..........................     26,539          29,693         33,272        34,876
         Operating income......................      9,911          13,016         15,884        17,313
         Net income............................      5,335           7,045          8,206         9,256
         Net income per common share**.........        .21             .28            .32           .36
         Net income per common share-
           assuming dilution**.................        .21             .27            .31           .35

*     Reclassified for comparative purposes

** Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock splits, effected in the form of 100% stock dividend, where appropriate.

      In  the  fourth  quarter  of  fiscal  2001,  the  Company   completed  the
acquisition of NCL.

      In fiscal 2000, the Company completed the acquisition of the Specialty Battery Division of JCI and a 67% ownership interest in a joint venture battery business in Shanghai, China. The first quarter of fiscal 2000 includes a $1,627 pre-tax charge primarily relating to the restructuring of the Power Electronics Division. The fourth quarter of fiscal 2000 includes a $2,000 pre-tax charge relating to slow moving inventory in the Power Electronics Division.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------

15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has the following four reportable business segments:

     The Powercom Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Powercom Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers.

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply, telecommunications and broadband cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during power utility outages.

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

     Summarized financial information related to the Company's business segments for the years ended January 31, 2001, 2000 and 1999 is shown below:

                                                                          Power           Motive
                                         Powercom        Dynasty       Electronics         Power
                                         Division        Division        Division        Division       Consolidated
                                         --------        --------        --------        --------       ------------

Year ended January 31, 2001:

Net sales...........................     $264,664        $163,072        $110,117         $77,825         $615,678
Operating income (loss).............     $ 51,139        $ 37,987        $ 12,186         $(1,293)        $100,019

Year ended January 31, 2000:

Net sales*..........................     $224,913        $115,690         $62,407         $79,172         $482,182
Operating income (loss).............     $ 39,854        $ 19,222         $(4,880)        $ 1,928         $ 56,124

Year ended January 31, 1999:

Net sales*..........................     $178,601            -            $67,840         $75,496         $321,937
Operating income....................     $ 29,989            -            $ 3,379         $ 4,203         $ 37,571

* Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


15.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

     Many of the Company's facilities manufacture products for more than one segment. Therefore, it is not practicable to disclose asset information (assets, expenditures for long-lived assets, depreciation and amortization) on a segment basis.

     Summarized financial information related to the geographic areas in which the Company operated at January 31, 2001, 2000 and 1999 and for each of the years then ended is shown below:

                                                2001          2000        1999
                                                ----          ----        ----
     Net sales
          United States..................    $487,064      $403,081    $284,030
          Canada.........................      67,202        33,544      21,019
          Other countries................      61,412        45,557      16,888
                                              -------       -------     -------
          Consolidated totals............    $615,678      $482,182    $321,937
                                              =======       =======     =======

     Long-lived assets
          United States..................    $191,994      $171,689    $ 73,604
          United Kingdom.................      50,155           102        -
          Other countries................      27,123        26,663       3,325
                                              -------       -------     -------
          Consolidated totals............    $269,272      $198,454    $ 76,929
                                              =======       =======     =======



16.  RESTRUCTURING CHARGE

     During the first quarter of fiscal 2000, the Company recorded a pre-tax charge of $1,627, or $.04 per share after tax (as adjusted for the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend), primarily relating to the restructuring of the Power Electronics Division. Of this pre-tax charge, $1,251 was included in selling, general and administrative expenses, with the remaining $376 included in cost of sales in the accompanying consolidated statement of income for the year ended January 31, 2000. The restructuring charge consisted of estimated costs to close the Company's Costa Mesa, California power supply production facility as well as contractual severance liabilities associated with the non-renewal of the employment contracts of two of the Company's former officers. With respect to the closing of the Costa Mesa, California production facility, the Company implemented a restructuring plan that consisted of transferring production primarily to its existing facility in Nogales, Mexico. Major actions of the restructuring plan consisted of: (i) disposition of inventory; (ii) write-off of impaired property, plant and equipment that was not transferred to other facilities; and (iii) termination of the Power Electronics Division's Costa Mesa, California workforce. Restructuring activity for the years ended January 31, 2001 and 2000 was as follows:

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                    --------


16.  RESTRUCTURING CHARGE (continued)

                                        Balance at                                           Balance at
                                        January 31,         Cash             Provision       January 31,
                                           2000          Reductions          Reduction          2001
                                           ----          ----------          ---------          ----

Employee severance..................      $  256            $(195)            $ (61)              -
                                           -----             ----              ----              ----
Total...............................      $  256            $(195)            $ (61)              -
                                           =====             ====              ====              ====



                                           April                                             Balance at
                                            1999            Cash             Non-Cash        January 31,
                                         Provision       Reductions          Activity           2000
                                         ---------       ----------          --------           ----

Write-off of inventory..............      $  376              -               $(376)              -
Write-down of property,
  plant and equipment...............         355              -                (355)              -
Employee severance..................         741            $(485)              -                $256
Other...............................         155             (155)              -                 -
                                           -----             ----              ----               ---
Total...............................      $1,627            $(640)            $(731)             $256
                                           =====             ====              ====               ===


     The $376 inventory write-off was determined based upon identification of inventory associated with discontinued products. This inventory was disposed of during the second quarter of fiscal 2000. The $355 write-down of impaired property, plant and equipment was determined based upon the estimated cost to completely write-down the net book value of assets not transferred to other facilities. The Company completed the disposition of the impaired property, plant and equipment during the third quarter of fiscal 2000. Employee severance of $741 was charged to selling, general and administrative expenses and provided for a reduction of approximately 50 employees, consisting of production and administrative employees related to the Power Electronics Division's Costa Mesa, California facility, and two former officers of the Company. All Power Electronics employee terminations were completed by the end of the third quarter of fiscal 2000, with payments being made in accordance with contractual agreements through fiscal 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2001, 2000 and 1999
                             (Dollars in thousands)




                                                          Additions   Additions                       Balance
                                          Balance at       Charged     Charged                           at
                                          Beginning      to Costs &   to Other                         End of
                                          of Period       Expenses    Accounts(a)     Deductions(b)    Period
                                          ---------       --------    -----------     -------------    ------

Deducted From Assets
---------------------

  Allowance for Doubtful Accounts:

Year ended January 31, 2001............     $3,080           $955         $  193           $  107      $4,121
Year ended January 31, 2000............      1,635            823          1,633            1,011       3,080
Year ended January 31, 1999............      1,701            232           -                 298       1,635


---------

(a)  Additions related to business acquisitions.
(b)  Amounts written-off, net of recoveries.