Form 10-Q
period 2001-04-30
C&D TECHNOLOGIES INC
filed 2001-06-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

YES X NO_____

Number of shares of the Registrant's  Common Stock  outstanding on June 6, 2001:
26,142,968

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 2001 and January 31, 2001....................     3

          Consolidated Statements of Income - Three
           Months Ended April 30, 2001 and 2000...................     5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 2001 and 2000.............     6

          Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2001 and 2000.............     8

          Notes to Consolidated Financial Statements..............     9

          Report of Independent Accountants.......................    17

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......    18

   PART II. OTHER INFORMATION.....................................    22

   SIGNATURES.....................................................    23

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      April 30,      January 31,
                                                        2001            2001
                                                        ----            ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  5,963       $  7,709
      Accounts receivable, less allowance for
           doubtful accounts of $4,613 and
           $4,121, respectively...................      95,280         88,596
      Inventories.................................      78,412         77,493
      Deferred income taxes.......................      11,325         10,990
      Other current assets........................       1,864          1,459
                                                       -------        -------
                 Total current assets.............     192,844        186,247

Property, plant and equipment, net................     130,498        130,387
Intangible and other assets, net..................      22,760         23,309
Goodwill, net.....................................     112,937        115,576
                                                       -------        -------
                 Total assets.....................    $459,039       $455,519
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 21,350       $ 18,172
      Accounts payable............................      33,716         45,935
      Accrued liabilities.........................      34,120         34,918
      Income taxes................................      10,370          2,533
      Other current liabilities...................       6,293          8,794
                                                       -------        -------
                 Total current liabilities........     105,849        110,352

Deferred income taxes ............................       1,486          1,135
Long-term debt....................................      96,947         98,849
Other liabilities.................................      20,207         20,133
                                                       -------        -------
                 Total liabilities................     224,489        230,469
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      April 30,      January 31,
                                                        2001            2001
                                                        ----            ----
Commitments and contingencies

Minority interest.................................       7,342          6,996

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,311,850 and
          28,276,917 shares issued,
          respectively............................         283            283
      Additional paid-in capital..................      63,661         62,908
      Treasury stock, at cost, 2,196,213 and
          1,986,038 shares, respectively..........     (24,894)       (17,750)
      Accumulated other comprehensive loss........      (2,174)        (1,231)
      Retained earnings...........................     190,332        173,844
                                                       -------        -------
                 Total stockholders' equity.......     227,208        218,054
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $459,039       $455,519
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                   (Unaudited)
                                                Three months ended
                                                    April 30,
                                               2001            2000
                                               ----            ----

Net sales*...........................        $155,383        $138,011
Cost of sales*.......................         109,350          98,896
                                              -------         -------
    Gross profit.....................          46,033          39,115

Selling, general and
    administrative expenses..........          13,709          16,377
Research and development
    expenses.........................           2,707           2,483
                                              -------         -------
    Operating income.................          29,617          20,255

Interest expense, net................           2,050           1,851
Other expense, net...................              58             315
                                              -------         -------
    Income before income taxes and
       minority interest.............          27,509          18,089

Provision for income taxes...........          10,316           6,765
                                              -------         -------
    Net income before minority
       interest......................          17,193          11,324

Minority interest....................             346             271
                                              -------         -------
    Net income.......................        $ 16,847        $ 11,053
                                              =======         =======

Net income per common share**........        $    .64        $    .42
                                              =======         =======
Net income per common share -
    assuming dilution**..............        $    .62        $    .41
                                              =======         =======

Dividends per share**................        $ .01375        $ .01375
                                              =======         =======

*    Reclassified for comparative purposes.

** Per share amounts have been adjusted to reflect the Company's June 16, 2000 two-for-one stock split, effected in the form of a 100% stock dividend, where appropriate.


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                           Three months ended
                                                               April 30,
                                                           2001        2000
                                                           ----        ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 16,847    $ 11,053
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................         346         271
          Depreciation and amortization.............       7,703       6,521
          Deferred income taxes.....................          16         (92)
          Loss on disposal of assets................         122         377
          Changes in:
                Accounts receivable.................      (7,085)    (10,093)
                Inventories.........................      (1,224)     (3,624)
                Other current assets................        (418)        (26)
                Accounts payable....................      (7,083)     (1,931)
                Accrued liabilities.................        (758)      1,890
                Income taxes payable................       8,129       4,094
                Other current liabilities...........      (2,500)          8
                Other liabilities...................          74         370
          Other, net................................         823         509
                                                         -------     -------
Net cash provided by operating activities...........      14,992       9,327
                                                         -------     -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....     (10,771)     (8,715)
    Proceeds from disposal of property, plant
       and equipment................................          14         140
                                                         -------     -------
Net cash used by investing activities...............     (10,757)     (8,575)
                                                         -------     -------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................      (1,779)     (4,766)
    Proceeds from new borrowings....................       2,900       1,100
    Proceeds from issuance of common stock, net.....         463       1,231
    Purchase of treasury stock......................      (7,144)       -
    Payment of common stock dividends...............        (362)       (359)
                                                         -------     -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                        Three monts ended
                                                            April 30,
                                                        2001          2000
                                                        ----          ----

Net cash used by financing activities.............     (5,922)       (2,794)
                                                      -------       -------
Effect of exchange rate changes on cash...........        (59)          (55)
                                                      -------       -------
Decrease in cash and cash equivalents.............     (1,746)       (2,097)
Cash and cash equivalents at beginning
   of period......................................      7,709         7,121
                                                      -------       -------
Cash and cash equivalents at end of period........   $  5,963      $  5,024
                                                      =======       =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................   $ (5,071)         -
                                                      =======       =======




        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                         (Unaudited)
                                                      Three months ended
                                                          April 30,
                                                      2001          2000
                                                      ----          ----

Net income........................................  $16,847       $11,053

Other comprehensive expense, net of tax:

  Cumulative effect of accounting change..........     (103)         -

  Net unrealized loss on derivative instruments...     (211)         -

  Foreign currency translation adjustments........     (629)         (311)
                                                     ------        ------
Total comprehensive income........................  $15,904       $10,742
                                                     ======        ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2001. The January 31, 2001 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 2001 and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended April 30, 2001 and 2000. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   RECLASSIFICATIONS

     The Company adopted Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Revenue and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. The associated shipping costs, previously classified as an offset against revenue, are now classified as cost of goods sold. The consolidated financial statements for the first quarter of fiscal 2001 have been adjusted to conform to the fiscal 2002 presentation.


3.   STOCK SPLIT

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


4.   INVENTORIES

     Inventories consisted of the following:
                                                    April 30,    January 31,
                                                      2001          2001
                                                      ----          ----

         Raw materials............................  $31,947       $38,349
         Work-in-progress.........................   19,953        18,703
         Finished goods...........................   26,512        20,441
                                                     ------        ------
                                                    $78,412       $77,493
                                                     ======        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                       Three months ended
                                                            April 30,
                                                        2001         2000
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    2.8          3.2
     Foreign sales corporation.......................   (0.3)        (0.4)
     Tax effect of foreign operations................   (0.5)        (0.2)
     Research and development credit.................   (0.1)        (0.6)
     Other...........................................    0.6          0.4
                                                        ----         ----
                                                        37.5%        37.4%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per common share for the three months ended April 30, 2001 and 2000 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - assuming dilution reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                                                       Three months ended
                                                            April 30,
                                                        2001         2000*
                                                        ----         ----
Weighted average shares
   of common stock
   outstanding...................................    26,174,480   26,130,842
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       788,374      748,956
                                                     ----------   ----------
Weighted average common
   shares - assuming
   dilution......................................    26,962,854   26,879,798
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


7.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities, there have been no material changes since January 31, 2001.

Legal:

     In January 2000, the Company was sued in an action captioned Puerto Rico Electric Power Authority v. C&D Technologies, Inc., Case No. 00-1104 in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990s. In August 2000 the Company entered into a settlement agreement with respect to this claim, the cost of which was recovered from our insurance carriers in the first quarter of fiscal 2002.

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


7.   CONTINGENT LIABILITIES (continued)

     The Company's Conyers, Georgia facility was listed on the Georgia State Hazardous Sites Inventory. Soil at the site, which was likely contaminated from a leaking underground acid neutralization tank and possibly storm water runoff, has been excavated and disposed. A hydrogeologic study was undertaken to assess the impact to groundwater. That study did not reveal any groundwater impact. Assessment and remediation of off-site contamination was completed and the full remediation report was submitted to the state in February 1999. The Company received written confirmation from the state environmental agency that no further action will be required and that the site has been removed from its Hazardous Sites Inventory effective April 2001.

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Dynasty Division facility site in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2002. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

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

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply ("UPS"), telecommunications and broadband cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during power utility outages.

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

     Summarized financial information related to the Company's business segments for the three months ended April 30, 2001 and 2000 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------

Three months ended April 30, 2001:

Net sales................................      $77,925       $33,437       $25,096       $18,925       $155,383
Operating income.........................      $21,390       $ 6,050       $ 1,155       $ 1,022       $ 29,617

Three months ended April 30, 2000:

Net sales*...............................      $62,154       $36,626       $19,917       $19,314       $138,011
Operating income.........................      $12,143       $ 7,293       $   766       $    53       $ 20,255

*     Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

9.   DERIVATIVE INSTRUMENTS

     On February 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of February 1, 2001, the adoption of the new standard resulted in a cumulative effect net-of-tax increase of $103 to accumulated other comprehensive loss.

     In the normal course of business, the Company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are generally reported in accrued liabilities. To qualify for hedge accounting, the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also requires that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

     The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to five currency forward contracts as of April 30, 2001. These contracts, which were for the delivery of Canadian Dollars, Euro Currencies and British Sterling, had a combined fair value of $552 as of April 30, 2001. Changes in the fair value of these currency forward contracts are recorded in earnings.

     Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss). When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in earnings each period until the instrument matures. When the

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.   DERIVATIVE INSTRUMENTS (continued)

underlying transaction ceases to exist, a hedged asset or liability is no longer adjusted for changes in its fair value. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in earnings each period.

     In the normal course of business, the Company is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company limits these risks by following established risk management policies and procedures including use of derivatives and, where cost-effective, financing with debt in the currencies in which assets are denominated. For interest rate exposures, derivatives are used to manage the Company's exposure to fluctuations in interest rates on the Company's underlying variable rate debt instruments. The Company employs separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market. For currency exposures, derivatives are used to limit the effects of foreign exchange rate fluctuations on financial results.

     The Company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with carefully selected major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     The following table includes all interest rate swaps as of April 30, 2001. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value are recorded in accumulated other comprehensive loss.

                                                  Fixed       Variable
                                                 Interest     Interest
       Notional     Origination     Maturity       Rate         Rate      Fair
        Amount          Date          Date         Paid       Received    Value
       --------     -----------     --------     --------     --------    -----

       $ 6,500        12/20/95      12/20/02       6.01%       LIBOR     $(120)
        20,000        03/11/99      03/11/02       5.58%       LIBOR      (191)
        20,000        02/05/01      03/01/03       5.24%       LIBOR      (165)
        20,000        04/11/01      04/11/06       5.56%       LIBOR       (27)
                                                                           ---
                                                                         $(503)
                                                                           ===

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries (the "Company") as of April 30, 2001, and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 2001 and 2000, and the consolidated statement of cash flows for the three-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2001 and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for the year then ended (not presented herein), and in our report dated March 6, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
May 21, 2001

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

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

     Net sales for the first quarter of fiscal 2002 increased $17,372 or 13% over the same quarter of the prior year. This increase was primarily the result of higher sales by the Powercom and Power Electronics divisions, partially offset by lower sales by the Dynasty and Motive Power divisions. Powercom sales increased $15,771 or 25% over the first quarter of last year primarily as a result of higher sales to the telecommunications and UPS markets. Sales by the Power Electronics Division increased $5,179 or 26% due to sales recorded by NCL which was acquired in the fourth quarter of fiscal 2001. Dynasty Division sales decreased $3,189 or 9% during the first quarter primarily due to lower sales to the cable market, partially offset by higher UPS sales. Motive Power sales during the first quarter of fiscal 2002 were very close to the same level as the prior year, decreasing $389, or 2%.

     Although sales were higher in the first quarter of fiscal 2002 than the first quarter of the prior year, the Power Electronics Division has experienced softening in its business, particularly from its most significant customer. In addition, the Powercom and Dynasty divisions have experienced softening in their businesses with respect to orders from the telecommunications and UPS markets.

     Gross profit for the first quarter of fiscal 2002 increased $6,918 or 18% to $46,033 from $39,115 in the first quarter of fiscal 2001, resulting in a gross margin of 29.6% versus 28.3% in the first quarter of the prior year. The increase in gross profit during the first quarter of fiscal 2002 was primarily due to efficiencies associated with the higher sales volumes recorded by the Powercom Division; higher gross profit recorded by the Power Electronics Division as a result of the NCL acquisition; and improved manufacturing efficiencies of the Motive Power Division. These increases were partially offset by lower gross profit generated by the Dynasty Division mainly due to the lower sales volume in the first quarter of fiscal 2002.

     Selling, general and administrative expenses for the first quarter of fiscal 2002 decreased $2,668 or 16% over the same quarter of the prior year. This decrease was primarily due to the reduction of general and administrative expenses associated with the full recovery of certain litigation and settlement costs from our insurance carriers in the first quarter of fiscal 2002 which was paid in the fourth quarter of fiscal 2001 and had been partially reserved for in the first quarter of fiscal 2001, coupled with lower selling expenses in the Motive, Dynasty and Powercom divisions. Partially offsetting this decrease was additional selling, general and administrative expenses of the Power Electronics Division, including the amortization of goodwill and other intangible assets related to the recent acquisition of NCL.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


     Research  and  development  expenses  remained  proportional  to sales as a
relative   percentage  for  the  first  quarter  of  fiscal  2002  and  2001  at approximately 2% of sales.

     Operating income increased $9,362 or 46% percent to $29,617 in the first quarter of fiscal 2002 compared to $20,255 in the first quarter of fiscal 2001 as a result of higher operating income generated by the Powercom, Motive and Power Electronics divisions, partially offset by lower operating income generated by the Dynasty Division.

     Interest expense, net, increased $199 from the first quarter of fiscal 2001 versus the first quarter of fiscal 2002 primarily due to higher debt balances outstanding related to the acquisition of NCL in the fourth quarter of fiscal 2001.

     Income tax expense increased $3,551 primarily as a result of higher income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, foreign operations and research and development credits. The effective tax rate for the first quarter of fiscal 2002 was 37.5% compared to 37.4% in the first quarter of the prior year.

     Minority interest of $346 in the first quarter of fiscal 2002 reflects the 33% ownership of a joint venture battery business located in Shanghai, China that is not owned by C&D. This increase in minority interest was due to improved profitablity.

     As a result of the above, net income increased $5,794, or 52% percent in the first quarter of fiscal 2002 to $16,847 or 64 cents per common share - basic and 62 cents per common share - assuming dilution.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $5,665 or 61% to $14,992 for the first quarter of fiscal 2002 compared to $9,327 for the same quarter of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) an increase in net income, depreciation and amortization; (ii) less of an increase in inventories and accounts receivable; and (iii) a larger increase in taxes payable. These changes resulting in higher net cash provided by operating activities were partially offset by: (i) a larger reduction in accounts payable; (ii) a decrease in accrued liabilities in the first quarter of fiscal 2002 compared to an increase in the same quarter of the prior year; and (iii) a decrease in other current liabilities in the first quarter of the current year versus an increase in the comparable quarter of the prior year.

     Net cash used by investing activities in the first quarter of fiscal 2002 increased $2,182 over the first quarter of the prior year primarily due to higher capital spending.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES (continued)

     Net cash used by financing activities in the first quarter of fiscal 2002 increased $3,128 over the first quarter of fiscal 2001 primarily due to the purchase of treasury stock, partially offset by higher debt borrowings and lower repayment of debt the first quarter of fiscal 2002.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first quarter of fiscal 2002 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2002 capital expenditures are expected to be less than $40,000 for similar purposes.


FORWARD-LOOKING STATEMENTS

     Certain of the statements and information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and, accordingly, are subject to risks and uncertainties. For such statements, C&D claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

o C&D operates worldwide and derives a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


FORWARD-LOOKING STATEMENTS (continued)

     currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from slowing economic growth) in the countries in which we conduct business could affect our results of operations.

o Our results of operations could be significantly impacted by adverse conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, CATV, switchgear and control and material handling.

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

o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete research and development projects; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth objectives are also largely dependent upon our ability to successfully expand our production capacity.

o As part of our strategy for growth, we have made and may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to us.

o    Our  facilities  are  subject to a broad  array of  environmental  laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites, and the number and financial viability of other PRPs.

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

     The  foregoing  list  of  important  factors  is  not   all-inclusive,   or
necessarily in order of importance.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 C&D Technologies, Inc. Management Incentive Bonus Plan Policy (filed herewith).

          10.2 Uncommitted loan facility dated June 5, 2001 between C&D Holdings Limited and ABN AMRO Bank N.V. (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 June 13, 2001                           BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 June 13, 2001                           BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


          10.1 C&D  Technologies,  Inc.  Management Incentive Bonus Plan Policy.

          10.2 Uncommitted loan facility dated June 5, 2001 between C&D Holdings Limited and ABN AMRO Bank N.V.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.