Form 10-Q
period 2001-07-31
C&D TECHNOLOGIES INC
filed 2001-09-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on September 6, 2001: 26,175,816

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 2001 and January 31, 2001....................     3

          Consolidated Statements of Income - Three and
           Six Months Ended July 31, 2001 and 2000...............     5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 2001 and 2000...............     6

          Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended July 31, 200l and 2000.....     8

          Notes to Consolidated Financial Statements..............    9

          Report of Independent Accountants......................    18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......    19

   PART II. OTHER INFORMATION....................................    24

   SIGNATURES....................................................    25

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      July 31,       January 31,
                                                        2001            2001
                                                        ----            ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $ 20,433       $  7,709
      Accounts receivable, less allowance for
           doubtful accounts of $3,556 and
           $4,121, respectively...................      70,974         88,596
      Inventories.................................      74,934         77,493
      Deferred income taxes.......................      11,622         10,990
      Other current assets........................       2,594          1,459
                                                       -------        -------
                 Total current assets.............     180,557        186,247

Property, plant and equipment, net................     131,517        130,387
Intangible and other assets, net..................      22,339         23,309
Goodwill, net.....................................     111,237        115,576
                                                       -------        -------
                 Total assets.....................    $445,650       $455,519
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 21,256       $ 18,172
      Accounts payable............................      25,846         45,935
      Accrued liabilities.........................      29,926         34,918
      Income taxes................................        -             2,533
      Other current liabilities...................       6,223          8,794
                                                       -------        -------
                 Total current liabilities........      83,251        110,352

Deferred income taxes ............................       1,837          1,135
Long-term debt....................................      91,800         98,849
Other liabilities.................................      20,241         20,133
                                                       -------        -------
                 Total liabilities................     197,129        230,469
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      July 31,       January 31,
                                                        2001            2001
                                                        ----            ----
Commitments and contingencies

Minority interest.................................       7,792          6,996

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,384,295 and
          28,276,917 shares issued,
          respectively............................         284            283
      Additional paid-in capital..................      65,103         62,908
      Treasury stock, at cost, 2,204,228 and
          1,986,038 shares, respectively..........     (25,148)       (17,750)
      Accumulated other comprehensive loss........      (2,582)        (1,231)
      Retained earnings...........................     203,072        173,844
                                                       -------        -------
                 Total stockholders' equity.......     240,729        218,054
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $445,650       $455,519
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   (Unaudited)                       (Unaudited)
                                                Three months ended                Six months ended
                                                     July 31,                         July 31,
                                               2001            2000              2001           2000
                                               ----            ----              ----           ----

Net sales*...........................        $125,493        $152,156          $280,876       $290,167
Cost of sales*.......................          87,984         109,021           197,334        207,917
                                              -------         -------           -------        -------
    Gross profit.....................          37,509          43,135            83,542         82,250

Selling, general and
    administrative expenses..........          11,716          16,875            25,425         33,252
Research and development
    expenses.........................           2,727           2,525             5,434          5,008
                                              -------         -------           -------        -------
    Operating income.................          23,066          23,735            52,683         43,990

Interest expense, net................           1,708           1,613             3,758          3,464
Other expense (income), net..........              68            (165)              126            150
                                              -------         -------           -------        -------
    Income before income taxes and
       minority interest.............          21,290          22,287            48,799         40,376

Provision for income taxes...........           7,740           8,336            18,056         15,101
                                              -------         -------           -------        -------
    Net income before minority
       interest......................          13,550          13,951            30,743         25,275

Minority interest....................             450             560               796            831
                                              -------         -------           -------        -------
    Net income.......................        $ 13,100        $ 13,391          $ 29,947       $ 24,444
                                              =======         =======           =======        =======

Net income per share - basic.........        $    .50        $    .51          $   1.14       $    .93
                                              =======         =======           =======        =======

Net income per share - diluted.......        $    .49        $    .49          $   1.11       $    .90
                                              =======         =======           =======        =======

Dividends per share..................        $ .01375        $ .01375          $ .02750       $ .02750
                                              =======         =======           =======        =======

*    Reclassified for comparative purposes.







        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                            Six months ended
                                                               July 31,
                                                           2001        2000
                                                           ----        ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 29,947    $ 24,444
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................         796         831
          Depreciation and amortization.............      15,414      13,211
          Deferred income taxes.....................          70        (184)
          Loss on disposal of assets................         102         573
          Changes in:
                Accounts receivable.................      17,160      (6,848)
                Inventories.........................       2,201      (4,796)
                Other current assets................        (913)        390
                Accounts payable....................     (15,469)     (1,550)
                Accrued liabilities.................      (4,407)      5,609
                Income taxes payable................      (2,137)     (2,117)
                Other current liabilities...........      (2,572)        557
                Other liabilities...................         108         343
          Other, net................................         583         523
                                                         -------     -------
Net cash provided by operating activities...........      40,883      30,986
                                                         -------     -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....     (16,774)    (18,436)
    Proceeds from disposal of property, plant
       and equipment................................          28         149
                                                         -------     -------
Net cash used by investing activities...............     (16,746)    (18,287)
                                                         -------     -------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (32,117)    (16,317)
    Proceeds from new borrowings....................      27,852       3,700
    Proceeds from issuance of common stock, net.....       1,268       2,227
    Purchase of treasury stock......................      (7,280)     (2,306)
    Payment of common stock dividends...............      (1,081)     (1,081)
                                                         -------     -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                           (Unaudited)
                                                         Six months ended
                                                             July 31,
                                                        2001          2000
                                                        ----          ----

Net cash used by financing activities.............    (11,358)      (13,777)
                                                      -------       -------
Effect of exchange rate changes on cash...........        (55)         (139)
                                                      -------       -------
Increase (decrease) in cash and cash
   equivalents....................................     12,724        (1,217)
Cash and cash equivalents at beginning
   of period......................................      7,709         7,121
                                                      -------       -------
Cash and cash equivalents at end of period........   $ 20,433      $  5,904
                                                      =======       =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................   $ (4,543)     $   -
                                                      =======       =======




        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                         (Unaudited)                      (Unaudited)
                                                      Three months ended               Six months ended
                                                           July 31,                        July 31,
                                                      2001          2000              2001          2000
                                                      ----          ----              ----          ----

Net income........................................  $13,100       $13,391           $29,947       $24,444

Other comprehensive expense, net of tax:

  Cumulative effect of accounting change..........     -             -                 (103)         -

  Net unrealized loss on derivative instruments...     (264)         -                 (475)         -

  Foreign currency translation adjustments........     (144)         (332)             (773)         (643)
                                                     ------        ------            ------        ------
Total comprehensive income........................  $12,692       $13,059           $28,596       $23,801
                                                     ======        ======            ======        ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2001. The January 31, 2001 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 2001 and the related consolidated statements of income and comprehensive income for the three and six months ended July 31, 2001 and 2000 and the consolidated statements of cash flow for the six months ended July 31, 2001 and 2000. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   RECLASSIFICATIONS

     The Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenue and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. The associated shipping costs, previously classified as an offset against revenue, are now classified as cost of goods sold. The consolidated financial statements for the three and six months ended July 31, 2001 have been adjusted to conform to the fiscal 2002 presentation.


3.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,     January 31,
                                                      2001          2001
                                                      ----          ----

         Raw materials............................  $28,848       $38,349
         Work-in-progress.........................   19,240        18,703
         Finished goods...........................   26,846        20,441
                                                     ------        ------
                                                    $74,934       $77,493
                                                     ======        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        2001         2000
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    2.5          3.4
     Foreign sales corporation.......................   (0.5)        (0.3)
     Tax effect of foreign operations................   (0.6)        (0.1)
     Research and development credit.................   (0.1)        (0.9)
     Other...........................................    0.7          0.3
                                                        ----         ----
                                                        37.0%        37.4%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per share - basic for the three and six months ended July 31, 2001 and 2000 is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                               Three months ended           Six months ended
                                     July 31,                   July 31,
                                2001         2000          2001          2000
                                ----         ----          ----          ----
Weighted average shares
   of common stock
   outstanding.............  26,149,099   26,236,986     26,161,223   26,184,497
Assumed exercise of stock
   options, net of shares
   assumed reacquired......     702,586    1,177,824        745,484      963,395
                             ----------   ----------     ----------   ----------
Weighted average common
   shares - assuming
   dilution................  26,851,685   27,414,810     26,906,707   27,147,892
                             ==========   ==========     ==========   ==========

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

     We are in discussion with respect to financial responsibility for certain inventory we purchased on behalf of the largest customer of our Power Electronics Division. Negotiations are in progress and, therefore, the outcome is not certain at this time.


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

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project is expected to be completed by the end of fiscal 2002. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

     In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA. A penalty assessment could be made, however there is insufficient information currently available to permit the Company to estimate the potential penalty, if any.

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

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply ("UPS"), telecommunications and broadband cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during electric utility outages.

     The Power Electronics Division manufactures and markets custom, standard and modified standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications equipment, office equipment, workstations and other applications.

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

     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 2001 and 2000 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended July 31, 2001:

Net sales................................     $ 65,673       $28,706       $15,187       $15,927       $125,493
Operating income (loss)..................     $ 18,655       $ 4,885       $  (783)      $   309       $ 23,066

Three months ended July 31, 2000:

Net sales*...............................     $ 67,261       $40,013       $24,564       $20,318       $152,156
Operating income.........................     $ 12,527       $ 8,928       $ 1,475       $   805       $ 23,735


Six months ended July 31, 2001:

Net sales................................     $143,598       $62,143       $40,283       $34,852       $280,876
Operating income.........................     $ 40,045       $10,935       $   372       $ 1,331       $ 52,683

Six months ended July 31, 2000:

Net sales*...............................     $129,415       $76,639       $44,481       $39,632       $290,167
Operating income.........................     $ 24,670       $16,221       $ 2,241       $   858       $ 43,990

 *     Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

8.   DERIVATIVE INSTRUMENTS

     On February 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of February 1, 2001, the adoption of the new standard resulted in a cumulative effect net-of-tax increase of $103 to accumulated other comprehensive loss.

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

     The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to five currency forward contracts as of July 31, 2001. These contracts, which were for the delivery of Canadian Dollars and Euro Currencies, had a combined fair value of $24 as of July 31, 2001. Changes in the fair value of these currency forward contracts are recorded in earnings.

     Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss). When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


8.   DERIVATIVE INSTRUMENTS (continued)

included in earnings each period until the instrument matures. When the underlying transaction ceases to exist, a hedged asset or liability is no longer adjusted for changes in its fair value. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in earnings each period.

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

     The Company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     The following table includes all interest rate swaps as of July 31, 2001. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value are recorded in accumulated other comprehensive loss.

                                                  Fixed       Variable
                                                 Interest     Interest
       Notional     Origination     Maturity       Rate         Rate      Fair
        Amount          Date          Date         Paid       Received    Value
       --------     -----------     --------     --------     --------    -----

       $ 6,500        12/20/95      12/20/02       6.01%       LIBOR     $(157)
        20,000        03/11/99      03/11/02       5.58%       LIBOR      (165)
        20,000        02/05/01      03/01/03       5.24%       LIBOR      (300)
        20,000        04/11/01      04/11/06       5.56%       LIBOR      (295)
                                                                           ---
                                                                         $(917)
                                                                          ====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)



9.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Goodwill and other intangible assets acquired prior to July 1, 2001 will continue to be amortized through January 31, 2002. After January 31, 2002, such goodwill and indefinite lived intangible assets will cease being amortized.

     Management is currently evaluating the impact SFAS Nos. 141 and 142 will have on the Company's financial position and results of operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries (the "Company") as of July 31, 2001, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended July 31, 2001 and 2000, and the consolidated statement of cash flows for the six-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
August 21, 2001

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "six-month period", refer to the second quarter of fiscal 2002 and the six months ended July 31, 2001. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

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

     Net sales decreased $26,663 or 18% for the quarter and $9,291 or 3% for the six-month period. The decrease in sales during the quarter was the result of lower sales in all divisions. Sales of the Dynasty Division decreased $11,307 or 28% during the quarter, primarily as a result of lower sales to the UPS and CATV markets. Sales of the Power Electronics Division decreased $9,377 or 38% during the quarter, primarily due to lower DC to DC converter sales partially offset by sales of NCL. Motive Power divisional sales decreased $4,391 or 22% during the quarter. Sales of the Powercom Division decreased $1,588 or 2% during the quarter, primarily as a result of lower sales to the telecommunications market, partially offset by higher sales to the UPS market. The decrease in sales during the six-month period was the result of lower sales of the Dynasty, Motive Power and Power Electronics divisions, partially offset by higher Powercom divisional sales. Sales of the Dynasty Division decreased $14,496 or 19% during the six-month period, primarily as a result of lower sales to the UPS and CATV markets. Sales of the Motive Power Division decreased $4,780 or 12% during the six-month period. Power Electronics divisional sales decreased $4,198 or 9% during the six-month period, primarily due to lower DC to DC converter and custom power supply sales, partially offset by sales of NCL. Sales of the Powercom Division increased $14,183 or 11% during the six-month period, primarily due to an increase in sales to the telecommunications and UPS markets. We do not expect fiscal 2002 third quarter revenue to exceed fiscal 2002 second quarter revenue.

     Gross profit for the quarter decreased $5,626 or 13% to $37,509 from $43,135 in the second quarter of the prior year, resulting in a gross margin of 29.9% versus 28.3% in the second quarter of fiscal 2001. Gross profit during the quarter was lower for the Dynasty, Motive Power and Power Electronics divisions, primarily due to lower sales volumes generated by all divisions. Gross profit of the Powercom Division increased during the quarter on slightly lower sales due to favorable pricing and efficiencies. Gross profit for the six-month period increased $1,292 or 2% to $83,542 from $82,250 in the comparable period of the prior year, resulting in an increase in gross margin from 28.3% in the first six months of fiscal 2001 to 29.7% in the first six months of the current year. Gross profit for the six-month period was higher in the Powercom Division, primarily due to increased sales volume, and the Power Electronics Division, primarily as a result of the NCL acquisition. These increases were partially offset by lower gross profit generated by the Dynasty and Motive Power divisions, primarily as a result of lower sales volumes.

     Selling, general and administrative expenses for the quarter decreased $5,159 or 31% compared to the comparable quarter of the prior year. This decrease was primarily due to: (i) lower fixed selling costs (primarily labor, warranty and advertising); (ii) lower bonus and legal accruals; and (iii) lower variable selling costs associated with the decreased sales volume. Partially

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


offsetting this decrease was additional selling, general and administrative expenses of the Power Electronics Division, including the amortization of goodwill and other intangible assets related to the recent acquisition of NCL. For the six-month period, selling, general and administrative expenses decreased $7,827 or 24%. This decrease was primarily due to: (i) the reduction of general and administrative expenses associated with the full recovery of certain litigation and settlement costs from our insurance carriers in the first quarter of fiscal 2002 which was reserved for in the six-month period ended July 31, 2000 and paid to the claimant in the fourth quarter of fiscal 2001; (ii) lower fixed selling costs (primarily labor, warranty, and advertising); (iii) lower bonus accruals; and (iv) lower variable selling costs associated with the decreased sales volume. Partially offsetting this decrease was additional selling, general and administrative expenses of the Power Electronics Division, including the amortization of goodwill and other intangible assets related to the recent acquisition of NCL.

     Research  and  development  expenses  remained  proportional  to sales as a
relative   percentage  of  sales  for  the  quarter  and  six-month   period  at
approximately 2% of sales.

     Operating income for the quarter decreased $669 or 3% to $23,066 as a result of lower operating income generated by the Dynasty and Motive Power divisions, coupled with the recording of an operating loss by the Power Electronics Division in the current quarter (due to low sales volume), compared to operating income in the prior year's second quarter. Operating losses for the Power Electronics Division are expected to continue into the third quarter.
These decreases in operating income were partially offset by an increase in operating income of the Powercom Division. For the six-month period, operating income increased $8,693 or 20% to $52,683 as a result of increased operating income generated by the Powercom and Motive Power divisions, partially offset by lower operating income generated by the Dynasty and Power Electronics divisions.

     Interest expense, net, increased $95 in the quarter and $294 in the six-month period, primarily due to higher debt balances outstanding related to the acquisition of NCL in the fourth quarter of fiscal 2001, partially offset by lower effective interest rates.

     Income tax expense decreased $596 for the quarter and increased $2,955 for the six-month period, primarily as a result of lower income before income taxes for the quarter and higher income before income taxes for the six-month period. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, foreign operations and research and development credits. The effective tax rate for the first six months of fiscal 2002 decreased to 37.0% from 37.4% in the comparable period of the prior year.

     Minority interest decreased $110 for the quarter and $35 for the six-month period as a result of lower profitability of our joint venture battery business located in Shanghai, China.

     As a result of the above, net income decreased $291 or 2% percent in the quarter to $13,100 or 50 cents per share - basic and 49 cents per share - diluted. Due to a 2% decrease in diluted shares outstanding, net income per share - diluted was equal to the second quarter of fiscal 2001. For the six-month period, net income increased $5,503 to $29,947 or $1.14 per share - basic and $1.11 per share - diluted.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $9,897 or 32% to $40,883 for the six-month period ended July 31, 2001 compared to $30,986 for the comparable period of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) a decrease in accounts receivable

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


LIQUIDITY AND CAPITAL RESOURCES (continued)

and inventories in the first half of the current year compared to an increase in the same period of the prior year; and (ii) an increase in net income, depreciation and amortization during the six-month period. These changes resulting in higher net cash provided by operating activities were partially offset by: (i) a larger reduction in accounts payable; and (ii) decreases in accrued liabilities and other current liabilities in the first half of fiscal 2002 compared to increases in the comparable period of the prior year. We are in discussion with respect to financial responsibility for certain inventory we purchased on behalf of the largest customer of our Power Electronics Division. Negotiations are in progress and, therefore, the outcome is not certain at this time.

     Net cash used by investing activities in the first half of fiscal 2002 decreased $1,541 over the comparable period of the prior year, primarily due to lower capital spending.

     Net cash used by financing activities in the six-month period decreased $2,419 over the comparable period of the prior year, primarily due to the proceeds from new borrowings, partially offset by higher debt repayments and higher treasury stock purchases. During the period, we obtained a 22 million British Pound Sterling line of credit, the proceeds of which were used to pay down debt denominated in U.S. Dollars.

     The availability under our current loan agreements is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first six months of fiscal 2002 were incurred primarily to fund capacity expansion, new product development, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2002 capital expenditures are expected to total approximately $25,000.


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an other indefinite life will continue to be amortized over their useful lives. Goodwill and other intangible assets acquired prior to July 1, 2001 will continue to be amortized through January 31, 2002. After January 31, 2002, such goodwill and indefinite lived intangible assets will cease being amortized.

     We are currently evaluating the impact SFAS Nos. 141 and 142 will have on our financial position and results of operations.

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

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from slowing economic growth) in the countries in which we conduct business could affect our results of operations.

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

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     At the  annual  meeting  of  stockholders  of C&D on  June  26,  2001,  the stockholders voted on three proposals: the election of nine directors for one-year terms, a proposal to approve an amendment to C&D's Amended and Restated 1998 Stock Option Plan and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for C&D for the fiscal year ended January 31, 2002.

     Proposal 1 - Election of Directors

     Nominee                         Votes For               Votes Withheld
     -------                         ---------               --------------
     William Harral III              21,898,791                 340,846
     Wade H. Roberts, Jr.            21,900,479                 339,158
     Stephen J. Andriole             21,901,091                 338,546
     Andrian A. Basora               21,900,904                 338,733
     Peter R. Dachowski              21,901,091                 338,546
     Kevin P. Dowd                   21,901,091                 338,546
     Pamela S. Lewis                 21,900,395                 339,242
     George MacKenzie                21,901,091                 338,546
     John A. H. Shober               21,901,091                 338,546

     Proposal 2 - Amendment to the C&D Technology, Inc. Amended and
                  Restated 1998 Stock Option Plan

     For                              Against                   Abstain
     ---                              -------                   -------
     20,771,170                      1,445,304                  23,163

     Proposal 3 - Appointment of PricewaterhouseCoopers LLP  as independent accountants for C&D for the fiscal year ended January 31,
                  2002

     For                              Against                   Abstain
     ---                              -------                   -------
     22,143,377                         87,509                   8,751


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Uncommitted loan facility dated June 5, 2001 between C&D Holdings Limited and ABN AMRO Bank N.V. (incorporated by reference to
               Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001.)

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 September 13, 2001                      BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 September 13, 2001                      BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.