Form 10-Q
period 2001-10-31
C&D TECHNOLOGIES INC
filed 2001-12-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on December 6, 2001: 26,095,751

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 2001 and January 31, 2001.................     3

          Consolidated Statements of Income - Three and
           Nine Months Ended October 31, 2001 and 2000...........     5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 2001 and 2000...........     6

          Consolidated Statements of Comprehensive Income -
           Three and Nine Months Ended October 31, 2001 and 2000      8

          Notes to Consolidated Financial Statements.............     9

          Report of Independent Accountants......................    18

      Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......    19

   PART II. OTHER INFORMATION....................................    24

   SIGNATURES....................................................    25

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                             (Unaudited)
                                                      October 31,    January 31,
                                                         2001           2001
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  5,501       $  7,709
      Accounts receivable, less allowance for
           doubtful accounts of $2,937 and $4,121,
           respectively...........................      61,030         88,596
      Inventories.................................      67,093         77,493
      Deferred income taxes.......................      12,331         10,990
      Other current assets........................       4,156          1,459
                                                       -------        -------
                 Total current assets.............     150,111        186,247

Property, plant and equipment, net................     131,769        130,387
Intangible and other assets, net..................      21,880         23,309
Goodwill, net.....................................     110,549        115,576
                                                       -------        -------
                 Total assets.....................    $414,309       $455,519
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 12,503       $ 18,172
      Accounts payable............................      21,090         45,935
      Accrued liabilities.........................      29,594         34,918
      Income taxes................................        -             2,533
      Other current liabilities...................       7,697          8,794
                                                       -------        -------
                 Total current liabilities........      70,884        110,352

Deferred income taxes ............................       2,063          1,135
Long-term debt....................................      73,365         98,849
Other liabilities.................................      17,718         20,133
                                                       -------        -------
                 Total liabilities................     164,030        230,469
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                             (Unaudited)
                                                     October 31,    January 31,
                                                        2001           2001
                                                        ----           ----
Commitments and contingencies

Minority interest.................................       8,077          6,996

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,396,761 and
          28,276,917 shares issued, respectively..         284            283
      Additional paid-in capital..................      65,304         62,908
      Treasury stock, at cost, 2,209,821 and
          1,986,038 shares, respectively..........     (25,295)       (17,750)
      Accumulated other comprehensive loss........      (2,651)        (1,231)
      Retained earnings...........................     204,560        173,844
                                                       -------        -------
                 Total stockholders' equity.......     242,202        218,054
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $414,309       $455,519
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   (Unaudited)                       (Unaudited)
                                                Three months ended                Nine months ended
                                                    October 31,                      October 31,
                                               2001            2000              2001           2000
                                               ----            ----              ----           ----

Net sales*...........................        $102,505        $161,922          $383,381       $452,089
Cost of sales*.......................          80,395         116,511           277,729        324,428
                                              -------         -------           -------        -------
    Gross profit.....................          22,110          45,411           105,652        127,661

Selling, general and
    administrative expenses..........          13,965          16,353            39,390         49,605
Research and development
    expenses.........................           2,461           2,514             7,895          7,522
                                              -------         -------           -------        -------
    Operating income.................           5,684          26,544            58,367         70,534

Interest expense, net................           1,593           1,215             5,351          4,679
Other expense (income), net..........             706             (29)              832            121
                                              -------         -------           -------        -------
    Income before income taxes and
       minority interest.............           3,385          25,358            52,184         65,734

Provision for income taxes...........           1,252           9,746            19,308         24,847
                                              -------         -------           -------        -------
    Net income before minority
       interest......................           2,133          15,612            32,876         40,887

Minority interest....................             285             867             1,081          1,698
                                              -------         -------           -------        -------
    Net income.......................        $  1,848        $ 14,745          $ 31,795       $ 39,189
                                              =======         =======           =======        =======

Net income per share - basic.........        $    .07        $    .56          $   1.22       $   1.50
                                              =======         =======           =======        =======

Net income per share - diluted.......        $    .07        $    .54          $   1.19       $   1.44
                                              =======         =======           =======        =======

Dividends per share..................        $ .01375        $ .01375          $ .04125       $ .04125
                                              =======         =======           =======        =======

*    Reclassified for comparative purposes.







        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                           Nine months ended
                                                              October 31,
                                                           2001        2000
                                                           ----        ----
Cash flows provided (used) by operating activities:
    Net income......................................    $ 31,795    $ 39,189
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................       1,081       1,698
          Depreciation and amortization.............      23,192      19,488
          Deferred income taxes.....................        (413)       (276)
          Loss on disposal of assets................         219         593
          Changes in:
                Accounts receivable.................      27,153     (14,103)
                Inventories.........................      10,159      (8,142)
                Other current assets................        (471)        263
                Accounts payable....................     (20,355)       (352)
                Accrued liabilities.................      (4,739)      9,576
                Income taxes payable................      (4,125)      1,557
                Other current liabilities...........      (1,098)        641
                Other liabilities...................      (2,415)       (434)
          Other, net................................        (464)      1,054
                                                         -------     -------
Net cash provided by operating activities...........      59,519      50,752
                                                         -------     -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....     (22,473)    (29,406)
    Proceeds from disposal of property, plant
       and equipment................................          38         154
                                                         -------     -------
Net cash used by investing activities...............     (22,435)    (29,252)
                                                         -------     -------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (43,632)    (22,364)
    Proceeds from new borrowings....................      11,786       1,200
    Financing costs of long-tem debt................         -          (244)
    Proceeds from issuance of common stock, net.....       1,439       3,935
    Purchase of treasury stock......................      (7,427)     (3,790)
    Payment of common stock dividends...............      (1,441)     (1,443)
                                                         -------     -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                         Nine months ended
                                                            October 31,
                                                        2001          2000
                                                        ----          ----

Net cash used by financing activities.............    (39,275)      (22,706)
                                                      -------       -------
Effect of exchange rate changes on cash...........        (17)         (219)
                                                      -------       -------
Decrease in cash and cash equivalents.............     (2,208)       (1,425)

Cash and cash equivalents at beginning
   of period......................................      7,709         7,121
                                                      -------       -------
Cash and cash equivalents at end of period........   $  5,501      $  5,696
                                                      =======       =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................   $ (4,435)     $   -
                                                      =======       =======




        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                         (Unaudited)                      (Unaudited)
                                                      Three months ended               Nine months ended
                                                          October 31,                     October 31,
                                                      2001          2000              2001          2000
                                                      ----          ----              ----          ----

Net income........................................  $ 1,848       $14,745           $31,795       $39,189

Other comprehensive (expense) income, net of tax:

  Cumulative effect of accounting change..........     -             -                 (103)         -

  Net unrealized loss on derivative instruments...   (1,016)         -               (1,491)         -

  Foreign currency translation adjustments........      947          (562)              174        (1,205)
                                                     ------        ------            ------        ------
Total comprehensive income........................  $ 1,779       $14,183           $30,375       $37,984
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2001. The January 31, 2001 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 2001 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2001 and 2000 and the related consolidated statements of cash flow for the nine month periods ended October 31, 2001 and 2000. However, interim results of operations may not be indicative of results for the full fiscal year.

2.   RECLASSIFICATIONS

     The Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenue and Costs," which requires amounts charged to customers for shipping and handling be classified as revenue. The associated shipping costs, previously classified as an offset against revenue, are now classified as cost of goods sold. The consolidated financial statements for the three and nine month periods ended October 31, 2000 have been adjusted to conform to the fiscal 2002 presentation.


3.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,  January 31,
                                                      2001         2001
                                                      ----         ----

         Raw materials............................  $27,014       $38,349
         Work-in-progress.........................   14,440        18,703
         Finished goods...........................   25,639        20,441
                                                     ------        ------
                                                    $67,093       $77,493
                                                     ======        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        2001         2000
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    2.4          3.3
     Foreign sales corporation.......................   (0.3)        (0.3)
     Tax effect of foreign operations................    0.4           -
     Research and development credit.................   (0.1)        (0.4)
     Other...........................................   (0.4)         0.2
                                                        ----         ----
                                                        37.0%        37.8%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per share - basic for the three and nine months ended October 31, 2001 and 2000 is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - assuming dilution were as follows:

                               Three months ended           Nine months ended
                                   October 31,                 October 31,
                                2001         2000          2001          2000
                                ----         ----          ----          ----
Weighted average shares
   of common stock
   outstanding.............  26,178,156   26,227,774     26,166,802   26,199,028
Assumed exercise of stock
   options, net of shares
   assumed reacquired......     323,749    1,196,027        604,906    1,040,937
                             ----------   ----------     ----------   ----------
Weighted average common
   shares - assuming
   dilution................  26,501,905   27,423,801     26,771,708   27,239,965
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

     We are in discussion with respect to financial  responsibility  for alleged
inventory   commitments  related  to  our  Power  Electronics   Division,   and,
accordingly, the outcome is not certain at this time.


Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes; (iii) monitoring and permitting of air and water emissions; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.


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

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at two lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the acquisition.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


6.   CONTINGENT LIABILITIES (continued)

     The Company and four other potentially responsible parties ("PRPs") have agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries in Pedricktown, New Jersey. A reliable range of the potential cost to the Company for the ultimate remediation of the site cannot currently be determined, nor have all the PRPs been identified. Accordingly, the Company has not established a reserve for this potential exposure.

     The Company responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site", in October 1991. Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated cost of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved.

     Allied has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned sites.

     The Company is also aware of the existence of potential contamination at its Huguenot, New York facility which may require expenditures for further investigation and remediation. Fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site ultimately may bear some, as yet undetermined, share of the costs associated with this matter. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known, as a remediation plan has not yet been finalized with or approved by the State of New York.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


6.   CONTINGENT LIABILITIES (continued)

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

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

     Summarized financial information related to the Company's business segments for the three and nine month periods ended October 31, 2001 and 2000 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended October 31, 2001:

Net sales................................     $ 51,009       $ 27,431       $10,785       $13,280       $102,505
Operating income (loss)..................     $  9,622       $  2,564       $(5,105)      $(1,397)      $  5,684

Three months ended October 31, 2000:

Net sales*...............................     $ 68,551       $ 42,805       $30,927       $19,639       $161,922
Operating income (loss)..................     $ 12,921       $ 10,538       $ 4,507       $(1,422)      $ 26,544


Nine months ended October 31, 2001:

Net sales................................     $194,607       $ 89,574       $51,068       $48,132       $383,381
Operating income (loss)..................     $ 49,667       $ 13,499       $(4,733)      $   (66)      $ 58,367

Nine months ended October 31, 2000:

Net sales*...............................     $197,966       $119,444       $75,408       $59,271       $452,089
Operating income (loss)..................     $ 37,591       $ 26,759       $ 6,748       $  (564)      $ 70,534

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

     In the normal course of business, the Company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are generally reported in accrued liabilities. To qualify for hedge accounting, the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

     The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(20) as of October 31, 2001. Changes in the fair value of these currency forward contracts are recorded in earnings.

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

     The following table includes all interest rate swaps as of October 31, 2001. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value are recorded in accumulated other comprehensive loss.

                                                  Fixed       Variable
                                                 Interest     Interest
       Notional     Origination     Maturity       Rate         Rate      Fair
        Amount          Date          Date         Paid       Received    Value
       --------     -----------     --------     --------     --------    -----

       $ 6,500        12/20/95      12/20/02       6.01%       LIBOR    $  (260)
        20,000        03/11/99      03/11/02       5.58%       LIBOR       (239)
        20,000        02/05/01      03/01/03       5.24%       LIBOR       (745)
        20,000        04/11/01      04/11/06       5.56%       LIBOR     (1,286)
                                                                          -----
                                                                        $(2,530)
                                                                          =====

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.   NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

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

     The Company is currently evaluating the potential impact, if any, of the application of the goodwill impairment provisions of the new rules on its financial position and results of operations. Based on acquisitions completed as of October 31, 2001, application of the goodwill non-amortization provisions of these rules, without considering any of the potential impairment, is expected to result in an increase in income before income taxes of approximately $6,200 for fiscal 2003.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact that SFAS No. 143 will have on its financial position and results of operations, if any.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating the impact that SFAS No. 144 will have on its financial position and results of operations, if any.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of C&D Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and Subsidiaries (the "Company") as of October 31, 2001 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended October 31, 2001 and 2000, and the consolidated statement of cash flows for the nine-month periods ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
November 20, 2001

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of fiscal 2002 and the nine months ended October 31, 2001. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

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

     Net sales decreased $59,417 or 37% for the quarter and $68,708 or 15% for the nine-month period. The decrease in sales during the quarter was the result of lower sales by all divisions. Sales of the Power Electronics Division decreased $20,142 or 65% during the quarter, primarily due to lower DC to DC converter sales partially offset by sales recorded by NCL. Sales of the Powercom Division decreased $17,542 or 26% during the quarter, primarily due to lower sales to the telecommunications market. Sales of the Dynasty Division decreased $15,374 or 36% during the quarter, primarily as a result of lower sales to the UPS, CATV and telecommunications markets. Motive Power divisional sales decreased $6,359 or 32% during the quarter, due to lower battery and charger sales. The decrease in sales during the nine-month period was also the result of lower sales by all divisions. Sales of the Dynasty Division decreased $29,870 or 25% during the nine-month period, primarily as a result of lower sales to the UPS, CATV and telecommunications markets. Power Electronics divisional sales decreased $24,340 or 32% during the nine-month period, primarily due to lower DC to DC converter sales, partially offset by sales recorded by NCL. Sales of the Motive Power Division decreased $11,139 or 19% during the nine-month period, due to lower battery and charger sales. Sales of the Powercom Division decreased $3,359 or 2% during the nine-month period, primarily due to lower sales to the telecommunications market, partially offset by higher sales to the UPS and control markets.

     Gross profit for the quarter decreased $23,301 or 51% to $22,110 from $45,411 in the third quarter of the prior year, resulting in a gross margin of 21.6% versus 28.0% in the third quarter of fiscal 2001. Gross profit (loss) during the quarter was lower for all divisions, primarily due to the decreased sales volumes generated by all of the divisions, coupled with an inventory-related charge in our Power Electronics Division. Gross profit for the nine-month period decreased $22,009 or 17% to $105,652 from $127,661 in the comparable period of the prior year, resulting in a decrease in gross margin from 28.2% in the first nine months of fiscal 2001 to 27.6% in the first nine months of the current year. Gross profit for the nine-month period was lower in the Dynasty, Power Electronics and Motive Power divisions, primarily as a result of lower sales volumes. Gross profit of the Power Electronics Division was also negatively impacted by the aforementioned inventory-related charge. These decreases were partially offset by higher gross margin in the Powercom Division.

     Selling, general and administrative expenses for the quarter decreased $2,388 or 15% compared to the comparable quarter of the prior year. This decrease was primarily due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) lower fixed selling costs (primarily personnel costs, warranty and advertising); and (iii) lower bonus accruals. Partially offsetting this decrease were costs related to a potential acquisition that did not close, coupled with selling, general and administrative expenses related to the recent acquisition of NCL, including amortization of goodwill and other intangible assets. For the nine-month period, selling, general and administrative expenses decreased $10,215 or 21%. This decrease was primarily due to: (i) the reduction of general and administrative expenses associated with the full recovery of litigation settlement costs from our insurance carriers in the first quarter of fiscal 2002 which was reserved for in the nine-month period ended October 31, 2000; (ii) lower fixed selling costs (primarily personnel costs, warranty and advertising); (iii) lower bonus accruals; and (iv) lower variable selling costs associated with the decreased sales volume. Partially offsetting this decrease were costs related to the aforementioned potential acquisition that did not close, coupled with selling, general and administrative expenses related to the recent acquisition of NCL, including amortization of goodwill and other intangible assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)

     Research  and  development  expenses  remained  proportional  to sales as a
relative   percentage  of  sales  for  the  quarter  and  nine-month  period  at approximately 2% of sales.

     Operating income for the quarter decreased $20,860 or 79% to $5,684 as a result of lower operating income generated by the Dynasty and Powercom divisions, coupled with an operating loss by the Power Electronics Division during the quarter, as compared to operating income in the prior year, partially offset by a decrease in the operating loss in the Motive Power Division. For the nine-month period, operating income decreased $12,167 or 17% to $58,367 as a result of lower operating income generated by the Dynasty Division, coupled with an operating loss by the Power Electronics Division, as compared to operating income in the prior year. These decreases were partially offset by an increase in operating income generated by the Powercom Division, coupled with a decrease in the operating loss generated by the Motive Power Division. Operating income for the quarter and for the nine-month period was negatively impacted by a pre-tax charge of $4,000, primarily due to costs related to a potential acquisition that did not close.

     Interest expense, net, increased $378 in the quarter and $672 in the nine-month period, primarily due to higher debt balances outstanding related to the acquisition of NCL in the fourth quarter of fiscal 2001, partially offset by lower effective interest rates.

     Income tax expense decreased $8,494 for the quarter and $5,539 for the nine-month period, primarily as a result of lower income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, foreign operations and research and development credits. The effective tax rate for the first nine months of fiscal 2002 decreased to 37.0% from 37.8% in the comparable period of the prior year.

     Minority interest decreased $582 for the quarter and $617 for the nine-month period as a result of lower profitability of our joint venture battery business located in Shanghai, China.

     As a result of the above, net income decreased $12,897 or 87% in the quarter to $1,848 or $.07 per share - basic and per share - diluted. For the nine-month period, net income decreased $7,394 or 19% to $31,795 or $1.22 per share - basic and $1.19 per share - diluted. Net income for the quarter and nine-month period include the aforementioned charge, which was $2,520 on an after-tax basis.



Liquidity and Capital Resources

     Net cash provided by operating activities increased $8,767 or 17% to $59,519 for the nine-month period ended October 31, 2001 compared to $50,752 for the comparable period of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) a decrease in accounts receivable and inventory in the first nine months of the current year compared to an increase in the same period of the prior year; and (ii) an increase in depreciation and amortization during the nine-month period. These changes resulting in higher net cash provided by operating activities were partially offset by: (i) a larger reduction in accounts payable; (ii) a decrease in accrued liabilities and current taxes payable in the first nine months of fiscal 2002 compared to an increase in the comparable period of the prior year; and
(iii) a decrease in net income.

     Net cash used by investing activities in the first nine months of fiscal 2002 decreased $6,817 over the comparable period of the prior year primarily due to lower capital spending.

     Net cash used by financing activities in the nine-month period increased $16,569 over the comparable period of the prior year primarily due to: (i) higher debt repayments; (ii) higher treasury stock purchases; and (iii) lower proceeds from the issuance of common stock. These changes resulting in higher cash used by financing activities were partially offset by higher proceeds from new borrowings. During the period, we obtained a 22 million British Pound Sterling line of credit of which approximately 8.2 million British Pounds Sterling (or $11,921) of the loan was outstanding at October 31, 2001.

     The availability under our current loan agreements is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during the first nine months of fiscal 2002 were incurred primarily to fund capacity expansion, a continuing series of cost reduction programs, normal maintenance capital, and regulatory compliance. Fiscal 2002 capital expenditures are expected to total approximately $25,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)




NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

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

     We  are  currently   evaluating  the  potential  impact,  if  any,  of  the
application of the goodwill impairment provisions of the new rules on our financial position and results of operations. Based on acquisitions completed as of October 31, 2001, application of the goodwill non-amortization provisions of these rules, without considering any of the potential impairment, is expected to result in an increase in income before income taxes of approximately $6,200 for fiscal 2003.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact SFAS No. 143 will have on our financial position and results of operations, if any.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact SFAS No. 144 will have on our financial position and results of operations, if any.

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

o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future, and may increase as a result of any future changes to those laws and regulations or in enforcement practices. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites, and the number and financial viability of other PRPs.

o Our business, results of operations and financial condition could be affected by significant pending and future litigation adverse to C&D, such as, without limitation, product liability, contract and employment-related claims and claims arising from any injury or damage to persons or the environment from hazardous substances used, generated or disposed of in the conduct of C&D's business (or that of a predecessor to the extent C&D is not indemnified for those liabilities).

o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract and retain qualified personnel.

     The  foregoing  list  of  important  factors  is  not   all-inclusive,   or
necessarily in order of importance.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Agreement and Release dated August 16, 2001 between John Rich and C&D (filed herewith).

          10.2 Employment Agreement dated August 6, 2001 between James D. Johnson and C&D (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 December  13, 2001                      BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 December  13, 2001                      BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX



          10.1 Agreement and Release dated August 16, 2001 between John Rich and C&D.

          10.2 Employment Agreement dated August 6, 2001 between James D. Johnson and C&D.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.