Form 10-K
period 2002-01-31
C&D TECHNOLOGIES INC
filed 2002-04-19
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                               Name of each exchange
        --------------                                on which registered
        Common Stock,                                ---------------------
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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on March 28, 2002: $542,605,256

      Number of shares outstanding of each of the Registrant's classes of common stock as of March 28, 2002: 25,958,200 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Portions of Registrant's Proxy Statement                    Part III
to be filed pursuant to Regulation 14A           (Part of Form 10-K into which
within 120 days after the end of Registrant's      Document is incorporated.)
fiscal year covered by this Form 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

    Item 1   Business.......................................................   1
    Item 2   Properties.....................................................  15
    Item 3   Legal Proceedings..............................................  16
    Item 4   Submission of Matters to a Vote of
                 Security Holders...........................................  16

Part II

    Item 5   Market for Registrant's Common Equity
                 and Related Stockholder Matters............................  16
    Item 6   Selected Financial Data........................................  18
    Item 7   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  20
    Item 7A  Quantitative and Qualitative Disclosure
                 About Market Risk..........................................  28
    Item 8   Financial Statements and Supplementary Data....................  29
    Item 9   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.....................  29

Part III

    Item 10  Directors and Executive Officers of the Registrant.............  30
    Item 11  Executive Compensation.........................................  30
    Item 12  Security Ownership of Certain Beneficial
                 Owners and Management......................................  30
    Item 13  Certain Relationships and Related Transactions.................  30

Part IV

    Item 14  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K........................................  31

Signatures..................................................................  35

Index to Financial Statements and Financial Statement Schedule.............. F-1


                                       I

                             C&D TECHNOLOGIES, INC.

                                     PART I

Item 1. Business

About Our Company

      C&D Technologies, Inc. (together with its operating subsidiaries, "we", "our" or "C&D") is a technology company that produces and markets systems for the conversion and storage of electrical power, including reserve power systems and embedded, high frequency switching power supplies. Our integrated reserve power systems are comprised of the following:

      o     industrial lead acid batteries;
      o     power rectifiers;
      o     power control equipment;
      o     power distribution equipment; and
      o     related accessories.

      Our power supplies are comprised of the following:

      o     DC to DC converters;
      o     AC to DC power supplies;
      o     magnetics (transformers and inductors); and
      o     custom architectures.

      Common applications for our power supplies product portfolio include:

      o telecommunications equipment, including optical switches, remote switches, Voice Over Internet Protocol (VOIP), central office backup;
      o     data centers and networked (LAN and WAN) computing architecture;
      o     high availability industrial computing;
      o     industrial temperature control systems;
      o     industrial imaging equipment;
      o     displays (signs, scanning equipment);
      o     broadband/CATV powering;
      o     advanced office electronic machines, such as copiers; and
      o     motive power systems for electric industrial vehicles.

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

      In March 1994, we purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona-based company which designs and manufactures custom power supplies. These power supplies are used in the telecommunications power market and the office equipment market in such applications as networked computing architecture, digital printing equipment, industrial copy machines, remote switching equipment and other applications.

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

      In March 1996, we acquired from Burr-Brown Corporation its entire interest in Tucson, Arizona-based Power Convertibles Corporation ("PCC"), which produced DC to DC converters used in communications, computer, medical, industrial and instrumentation markets as well as battery chargers for cellular phones.

      In January 1998, the acquired businesses of the PowerSystems Division of ITT, the switching power supply division of Basler Electric Company, LH and PCC were combined into the Power Electronics Division of C&D.

      In July 1998 we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

      In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a Milwaukee, Wisconsin-based designer, manufacturer, marketer and distributor of industrial batteries. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, in August 1999, we acquired JCI's 67% ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures and markets industrial batteries. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67% ownership interest in the joint venture battery business in Shanghai, China the Dynasty Division.

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

      Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

      o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from slowing economic growth) both in the United States and other countries in which we conduct business could affect our results of operations. (See Item 1. Business - International Operations, Item
            7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Economy and Shift in Customer Demand, and Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Market Risk Factors.)

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

      o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: identify viable new products; successfully complete research and development projects; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth could also be affected by new competitive products and technologies.

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

      o Our business, results of operations and financial condition could be affected by significant pending and future litigation adverse to C&D, such as, without limitation, product liability, contract and employment-related claims and claims arising from any injury or damage to persons or the environment from hazardous substances used, generated or disposed of in the conduct of C&D's business (or that of a predecessor to the extent that C&D is not indemnified for those liabilities). (See Item 3. Legal Proceedings.)

      o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract and retain qualified personnel.

      The foregoing list of important factors is not all-inclusive, or necessarily stated in order of importance.

Reportable Segments

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

      The financial information regarding our four business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2002, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

The Market for Our Products

      We manufacture and market products in the following general categories by business segment:

      o Powercom Division - fully integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies ("UPS"), utilities and solar;
      o Dynasty Division - industrial batteries used in UPS applications for computer systems and corporate data networks, telecommunications reserve power systems and broadband cable television ("CATV") signal powering;
      o Power Electronics Division - DC to DC converters, custom, standard and modified standard embedded high frequency AC to DC switching power supplies and magnetics (transformers and inductors); and
      o Motive Power Division - motive power systems for the material handling equipment market.

      We market our products through independent manufacturer's representatives, distributors, specialty resellers and our own sales personnel to end users and original equipment manufacturers ("OEMs").

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

      o     flooded batteries; and
      o     valve-regulated (sealed) batteries.

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

      Telecommunications Customers. Our customers use the majority of our standby power products in telecommunications applications, such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, former Bell operating companies, wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

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

      Dynasty Division - Reserve Power Batteries

      Through our Dynasty Division, we design, manufacture and distribute valve-regulated (sealed) batteries for use in reserve power systems for a wide variety of end use markets. Our product range focuses on batteries that provide less than 200 ampere hours. These products are sold primarily to customers in the UPS, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, corporate data center backup, computer network backup for use during power outages and CATV signal powering. Our customers include industry-leading OEMs serving the UPS, broadband and telecommunications markets.

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

      CATV Signal Powering and Broadband. Dynasty(R) Broadband Series batteries are designed for demanding standby float applications in abusive environments. These batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties, which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the Dynasty(R) Broadband Series does not require cycling to meet electrical performance. Our Dynasty(R) Broadband Series of batteries is considered the market leader for CATV powering in North America.

      Power Electronics Division - DC to DC Converters, Power Supplies and Magnetics

      Through our Power Electronics Division we design, manufacture and market custom, standard and modified-standard electronic power supply systems. These power supply systems are primarily used by large OEMs in telecommunications equipment, office products, computers and industrial applications. In addition, our Power Electronics Division manufactures rectifiers for reserve power applications that are sold by our Powercom Division.

      We sell the majority of our power supply products to OEMs of electronic products on either a custom, standard or modified-standard basis. Power supplies are embedded in almost all electronic products and are used to convert available AC or DC voltage to the required level and quality of DC voltage.

      Our power supplies incorporate advanced technology and are designed for reliable operation of the host equipment. These products include DC to DC converters, AC to DC power supplies and magnetics (transformers and inductors) for use in a wide variety of applications, with outputs ranging from sub one watt to several kilowatts. DC to DC products are circuit board mounted devices used to convert available system power to required component voltages. DC to DC converters are widely used in distributed power architecture where system voltages require conversion to a higher or lower voltage to power components such as microprocessors and arrays. AC to DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current that is required by sensitive electronic application architecture.

      In the telecommunications industry, our power supplies are broadly used in voice and data telecommunications. We also produce power supplies for office copiers, voice and data networks, instrumentation, robotics, networked computing, and other industrial applications.

      Motive Power Division - Motive Power Systems

      Our customers use the majority of our motive power products to provide power for material handling vehicles. A significant portion of our motive power sales include products and systems to recharge motive power batteries.

      We produce complete systems and individual components (including power electronics and batteries) to monitor, charge and test the batteries used in powering electric industrial vehicles, including fork-lift trucks and automated guided vehicles. Our customers include end users in a broad array of industries, dealers of material handling equipment and, to a lesser extent, OEMs.

      We offer a broad line of motive power equipment including the C-Line(TM) battery, which we believe is the industry standard for long life, the V-Line(R) battery for general material handling applications and the Revolution(R) maintenance free industrial battery. We also offer a broad line of battery charging equipment.

Sales, Installation and Servicing

      The sales, installation and servicing of our Powercom and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Most of our independent manufacturer's representatives operate under contracts providing for compensation on a commission basis or as a distributor with product purchases for resale. Dynasty and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located throughout the United States and Canada.

      In addition to these networks of independent manufacturer's representatives and distributors, we employ internal sales management consisting of regional sales managers and product/market specialists. The regional sales managers are each responsible for managing a number of independent manufacturer's representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales force that works with the independent manufacturer's representative network and directly with certain large customers.

      We have internal divisional marketing departments in each of our divisions. These departments manage the development of new products from the initial concept definition and management approval stages through the engineering, production and sales processes. These departments are also responsible for applications engineering, technical training of sales representatives and the marketing communications function.

      We maintain branch sales and service facilities in the United States, Canada, Europe and Asia, with the support of our headquarters and service personnel, and have business relationships with sales representatives and distributors throughout the world.

      No single customer of C&D amounted to 10% or more of our net sales for the year ended January 31, 2002. We typically sell our products with terms requiring payment in full within 30 to 60 days. We warrant our battery products to perform as rated for specified periods of time, ranging from one to 25 years, depending on the type of product and its application, in an amount that decreases over the life of the product. The longest warranties generally are applicable to flooded standby power batteries sold by our Powercom Division.

Backlog

      The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Period-to-period comparisons may not be meaningful. Occasionally orders may be canceled by the customer prior to shipment.

      Our order backlog at February 28, 2002 was $53,628,000 and at February 28, 2001 was $178,073,000. The decrease in backlog was due to softening in demand for our products. We expect to fill virtually all of the February 28, 2002 backlog during fiscal 2003.

Manufacturing and Raw Materials

      We manufacture our products at seven domestic plants, two plants in China, and one each in the United Kingdom, Mexico and Ireland. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

      Consolidation. In fiscal 2002 we closed our Workington, United Kingdom facility and transferred production to our other Power Electronics Division facilities. We also closed the manufacturing operations at our Conshohocken, Pennsylvania facility in March 2002 and now purchase products previously manufactured at this location from a third party. We expect to close the manufacturing operations at our Shannon, Ireland facility by the end of the first quarter of fiscal 2003, shifting its manufacturing to other Power Electronics Division facilities. We expect to continue to utilize the Shannon, Ireland location as a research and development center. No facilities were closed during fiscal 2001. In fiscal 2000 we closed our Costa Mesa, California and Agua Prieta, Mexico facilities. Production previously performed at these facilities was primarily transferred to our Nogales, Mexico facility.

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

      ISO 9000 Recognition. ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001 certified at the following domestic locations: Blue Bell, Pennsylvania Headquarters; Conshohocken, Pennsylvania R&D Battery Laboratories; Conyers, Georgia; Dunlap, Tennessee; Huguenot, New York; Leola, Pennsylvania; Milwaukee, Wisconsin and Tucson, Arizona.

Internationally, our operations in Milton Keynes, United Kingdom; Nogales, Mexico; Shanghai, China and Shannon, Ireland are also ISO 9001 certified. Our Guangzhou, China and Romsey, United Kingdom locations are ISO 9002 certified.

Competition

      Our products compete on the basis of:

      o     product quality and reliability;
      o     reputation;
      o     customer service;
      o     delivery capability; and
      o     technology.

      We also offer competitive pricing, and we value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

      We believe that we are one of the four largest producers of reserve power systems in North America. In motive power, we believe that one competitor, EnerSys Inc., has a significantly larger market share than we have. Our company, along with two other manufacturers, occupies a second tier of the motive power market in which we have a larger market share than our smaller third tier competitors.

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

      Our research and development facilities in the United States and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing in order to better meet the needs of customers. We continue to develop new products in our businesses. During fiscal 2002, our Power Electronics Division introduced the cPCI500DC power supply for Compact PCI Systems. The cPCI500DC utilizes a patented topology to achieve higher efficiency and higher power density than currently available competitive offerings. In addition, the Power Electronics Division also introduced its VSX75 and VSX50 products during fiscal 2002, extending its dual output VSX product family into higher power levels. With two precisely controlled outputs, these products deliver the exact power requirements for demanding high speed microprocessors. The Powercom division has recently introduced the Hyperon(R) 48Vdc 10,800 Amp Power Plant. The Hyperon(R) offers superior performance for a host of telecom applications and provides cutting-edge technology that meets cost-effective design in a power plant that features true modularity, hot swappable components and compact distribution with superior cable management.

International Operations

      In addition to our domestic manufacturing facilities, we have international manufacturing facilities in Mexico, China and the United Kingdom. Products produced by our domestic and Mexican facilities are shipped primarily to the United States, and, to a lesser extent, to Canada and Europe. Our 67% joint venture facility in Shanghai, China manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in the United Kingdom and China manufacture electronics that are sold primarily in Europe, North America, and to a lesser extent, the Far East. International sales accounted for 20.4%, 20.9% and 16.4% of net sales for the years ended January 31, 2002, 2001 and 2000, respectively. Additional financial information regarding our international sales is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

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

      We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), C&D POWERCOM(R), DYNASTY(R), LIBERTY(R), LIBERTY SERIES(R), MAXIMIZER(R) and ORION(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our trademarks also include C-LINE(TM), C-LINE PLUS(R), COMPUCHARGE(R), FERRO FIVE(R), FERRO 1500(R), GUARDIAN(R), HYPERON(R), RANGER(R), REVOLUTION(R), SCOUT(R), SMARTBATTERY(R), V-LINE(R) and 6-PAK(R).

Employees

      On February 28, 2002 we employed approximately 2,700 people. Of these employees, approximately 2,200 were employed in manufacturing and almost 500 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities.

      Our management considers our employee relations to be satisfactory. Employees in four domestic plants are represented by four different unions under collective bargaining agreements. Employees at a fifth domestic facility are represented by a union and a collective bargaining agreement is being negotiated.

Environmental Regulation

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

      In addition, we also have installed certain pollution abatement equipment to reduce emissions of regulated pollutants into the environment. Our program monitors and seeks to resolve potential environmental liabilities that result from, or may arise from, current and historic hazardous materials handling and waste disposal practices. We have in place a spent product recapture and recycling program for our facilities and our customers.

      While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we become aware of a non-compliance or change in regulatory requirements, we take immediate steps to correct and resolve the issues. The associated costs have not had a material adverse effect on our business, financial condition or results of operations.

      Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefore), we may be held liable for certain damages and for the costs of the investigation and remediation, which could have a material adverse effect on our business, financial condition or results of operations.

      In view of the potential financial effect such environmental liabilities could have, when we acquired the assets of our predecessor from Allied in January 1986, we secured an obligation from Allied to indemnify us from undisclosed environmental liabilities resulting from conditions existing as of the closing date. This obligation has since been assumed by Allied's successor in interest, Honeywell ("Honeywell"). With the exception of four sites disclosed by Allied at the time of the acquisition, Allied and/or Honeywell has accepted indemnification responsibility for our potential liabilities at those third party owned or operated sites with respect to which we have been named as a PRP by the United States Environmental Protection Agency ("EPA") or state environmental agencies under the federal Superfund law or comparable state environmental laws.

      With respect to the sites not covered by the Allied indemnity, based upon the most currently available information, we believe that our share of liability at these sites will not have a material adverse effect on our business, financial condition or results of operations. Moreover, we accrue reserves for environmental liabilities in our consolidated financial statements and quarterly reevaluate the reserved amounts for these liabilities in view of the most current information available.

      We are also aware of the existence of potential contamination at one of our properties which may require expenditures for further investigation and remediation. At our Huguenot, New York facility, fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to our acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter.

      Together with JCI, we are conducting an assessment and remediation of contamination at our Milwaukee, Wisconsin facility, which we purchased as part of our acquisition of the Specialty Battery Division from JCI. The majority of this project was completed by the end of fiscal 2002. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

      We received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA. We are in active negotiations with the agency regarding the potential resolution of this matter.

      With respect to each of the properties described in the preceding three paragraphs, we have accrued a reserve in our consolidated financial statements for our estimate of the potential costs and liabilities based upon currently available information. The costs and potential liabilities associated with these matters are not, in our opinion, likely to materially affect our business, financial condition or results of operations.

      We are working towards ISO 14001 certification of our corporate environmental management systems at our Blue Bell, Pennsylvania headquarters. ISO 14001 is a voluntary, international standard that is intended to provide organizations with the elements of an effective environmental management system that can be integrated with other management requirements to assist with the achievement of environmental and economic goals.

Item 2. Properties

      Set forth below is certain information, as of April 1, 2002, with respect to our principal properties.

                                          Square           Products Manufactured
              Location                    Footage          at or Use of Facility
              --------                    -------          ---------------------
United States Properties:

Milwaukee, Wisconsin (1).............     370,000    Small standby power batteries,
                                                     headquarters of Dynasty Division
Attica, Indiana (1)..................     295,000    Large standby power batteries
Leola, Pennsylvania (1)..............     240,000    Large standby power batteries and Round
                                                     Cell
Conyers, Georgia (1).................     161,000    Small standby power batteries
Huguenot, New York (1)...............     148,000    Motive power batteries and large standby
                                                     power batteries
Dunlap, Tennessee (2)................      72,000    Standby power and motive power
                                                     electronics products
Blue Bell, Pennsylvania (3)..........      63,000    Corporate headquarters, Powercom and
                                                     Motive Power divisional headquarters
Tucson, Arizona (3)..................      57,000    DC to DC converters, power supplies,
                                                     headquarters of Power Electronics
                                                     Division and electronics R&D
                                                     laboratories
Conshohocken, Pennsylvania (1) (4)...      27,000    Battery R&D laboratories and
                                                     distribution center
International Properties:

Shanghai, China  (5).................     314,000    Small standby power batteries
Nogales, Mexico (3)..................      97,000    DC to DC converters and AC to DC
                                                     power supplies
Guangzhou, China (3).................      35,000    DC to DC converters and wound
                                                     magnetics
Milton Keynes, United Kingdom (3)....      33,000    DC to DC converters, wound magnetics
                                                     and electronics R&D laboratories
Romsey, United Kingdom (3)...........      21,000    Distribution center
Mississauga, Canada (3)..............      20,000    Canadian branch headquarters, sales
                                                     office and distribution center
Shannon, Ireland (3)(4)..............      19,000    DC to DC converters and electronics
                                                     R&D laboratory

                                             (footnotes begin on following page)

(1)   Property is owned by C&D.

(2) The lease of the Dunlap property terminates in January 2004. We have an option to purchase the Dunlap property for $1,160,000 during the lease term.

(3)   Property is leased by C&D.

(4) We closed the manufacturing operations at our Conshohocken, Pennsylvania facility in March 2002 and now purchase products previously manufactured at this location from a third party. We expect to close the manufacturing operations at our Shannon, Ireland facility by the end of the first quarter of fiscal 2003, shifting its manufacturing to other Power Electronics Division facilities. We expect to continue to utilize the Shannon, Ireland location as a research and development center.

(5) Building is owned by the joint venture; however, the land is leased under a 50-year agreement, of which 43 years remain.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on March 28, 2002 was 7,100.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                                       Year Ended
                                         ---------------------------------------

                                         January 31, 2002      January 31, 2001
                                         -----------------     -----------------

            Fiscal Quarter                High       Low        High        Low
            --------------                ----       ---        ----        ---

First Quarter ......................     $55.65     $23.40     $33.00     $20.38
Second Quarter .....................      38.60      23.90      61.38      29.75
Third Quarter ......................      32.15      16.35      61.88      31.38
Fourth Quarter .....................      24.65      19.60      58.25      36.88

      Dividends. We began paying quarterly cash dividends on our Common Stock in April 1987. For the years ended January 31, 2002 and 2001 we declared quarterly dividends per share as follows:

                           1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                           -----------   -----------   -----------   -----------

2002 ...................     $0.01375      $0.01375      $0.01375      $0.01375
2001 ...................     $0.01375      $0.01375      $0.01375      $0.01375

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

      On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

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

                                                                     Fiscal Year
                                      ----------------------------------------------------------------------
(In thousands, except share and
        per share data)
                                        2002           2001 (1)          2000 (2)        1999         1998
                                      --------        ---------         ---------      --------     --------
Statement of Income Data:

Net sales .......................     $471,641        $ 615,678         $ 482,182      $321,937     $315,313
Cost of sales ...................      343,370          439,135           357,802       235,767      234,139
                                      --------        ---------         ---------      --------     --------
Gross profit ....................      128,271          176,543           124,380        86,170       81,174
Selling, general and
 administrative expenses ........       50,406           66,243            59,315        40,344       39,333
Research and development
 expenses .......................       10,291           10,281             8,941         8,255        8,610
                                      --------        ---------         ---------      --------     --------
Operating income ................       67,574          100,019            56,124        37,571       33,231

Interest expense, net ...........        6,700            6,315             7,946           126        1,129

Other expense (income), net .....        1,239             (725)              (20)          211        1,058
                                      --------        ---------         ---------      --------     --------
Income before income taxes and
 minority interest ..............       59,635           94,429            48,198        37,234       31,044
Provision for income taxes ......       22,244           35,883            17,737        13,154       11,359
                                      --------        ---------         ---------      --------     --------
Net income before minority
 interest .......................       37,391           58,546            30,461        24,080       19,685
Minority interest ...............        1,317            2,651               619            --           --
                                      --------        ---------         ---------      --------     --------
Net income ......................     $ 36,074        $  55,895         $  29,842      $ 24,080     $ 19,685
                                      ========        =========         =========      ========     ========

Net income per common
 share - basic (3) ..............     $   1.38        $    2.13         $    1.17      $    .97     $    .81
                                      ========        =========         =========      ========     ========
Net income per common
 share - diluted (4) ............     $   1.35        $    2.05         $    1.14      $    .94     $    .78
                                      ========        =========         =========      ========     ========

Dividends per common share ......     $ .05500        $  .05500         $  .05500      $ .04125     $ .02750
                                      ========        =========         =========      ========     ========

Balance Sheet Data:

Working capital .................     $ 55,014        $  75,895         $  65,079      $ 63,688     $ 47,342
Total assets ....................      395,558          455,519           354,115       185,642      166,498
Short-term debt .................       27,255           18,172            20,393           532          321
Long-term debt ..................       46,892           98,849            76,459         1,750       10,267
Stockholders' equity ............      241,858          218,054           162,066       123,538       97,305

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

      (2) Effective March 1, 1999, we acquired substantially all of the assets of the Specialty Battery Division of JCI including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, C&D assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. We continue to use the assets acquired in such business. On August 2, 1999 we completed the acquisition of JCI's 67% ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. We continue the joint venture operations in such business. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67% ownership interest of the joint venture battery business in Shanghai, China the Dynasty Division. See notes to consolidated financial statements.

      (3) Based on 26,153,715, 26,223,684, 25,529,778, 24,730,366 and 24,442,740
weighted average shares outstanding - basic.

      (4) Based on 26,688,011, 27,264,528, 26,088,402, 25,671,724 and 25,263,648
weighted average shares outstanding - diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

Impact of Economy and Shift in Customer Demand

      During fiscal 2002, primarily due to negative economic conditions, particularly in the telecommunications market, there was a softening in demand for our products.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 2002, 2001 and 2000, the average North American producer price of lead was $.44, $.45 and $.45 per pound, respectively.

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

Inflation

      The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Our ability to pass along inflationary cost increases through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. We believe that, over recent years, we have been able to offset inflationary cost increases by:

      o     effective raw materials purchasing programs;
      o     increases in labor productivity;
      o     improvements in overall manufacturing efficiencies; and
      o     selective price increases of our products.

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                                      Fiscal Year
                                                           -------------------------------
                                                            2002        2001         2000
                                                           ------      ------       ------
Net sales ............................................      100.0%      100.0%       100.0%
Cost of sales ........................................       72.8        71.3         74.2
                                                           ------      ------       ------

  Gross profit .......................................       27.2        28.7         25.8

Selling, general and administrative expenses .........       10.7        10.8         12.3
Research and development expenses ....................        2.2         1.7          1.9
                                                           ------      ------       ------

  Operating income ...................................       14.3        16.2         11.6

Interest expense, net ................................        1.4         1.0          1.6
Other expense (income), net ..........................        0.3        (0.1)          --
                                                           ------      ------       ------

  Income before income taxes and minority interest ...       12.6        15.3         10.0

Provision for income taxes ...........................        4.7         5.8          3.7
                                                           ------      ------       ------

  Net income before minority interest ................        7.9         9.5          6.3

Minority interest ....................................        0.3         0.4          0.1
                                                           ------      ------       ------

  Net income .........................................        7.6%        9.1%         6.2%
                                                           ======      ======       ======

Critical Accounting Policies

      We have identified the critical accounting policies that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      Litigation and Environmental Reserves

      C&D is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with Generally Accepted Accounting Principles ("GAAP"), specifically Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued in accordance with GAAP.

      Valuation of Long-lived Assets

      C&D follows SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

      Pension and Other Employee Benefits

      Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and postretirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results are less favorable than those projected by management, lower levels of pension credit or other additional expense may be required.

      Inventory Reserves

      C&D adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Allowance for Doubtful Accounts

      C&D maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Warranty Reserves

      C&D provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers' products and processes, C&D's warranty obligation is affected by product failure rates, warranty replacement costs and service delivery costs incurred in correcting a product failure. Should actual product failure rates, warranty replacement costs or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be made.

      Deferred Tax Valuation Allowance

      C&D records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event C&D were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should C&D determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      Revenue Recognition

      C&D recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Fiscal 2002 Compared to Fiscal 2001

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      In December 2000 (effective as of November 26, 2000), we acquired the Newport Components Division of Newport Technology Group Limited, a producer of electronic power conversion (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, this acquisition is included as part of the Power Electronics Division and is referred to as C&D Technologies (NCL) Limited ("NCL"). We continue to use the assets acquired in such business. As result of the timing of the above acquisition, fiscal 2001, which ended January 31, 2001, does not include revenue or expense for ten months of the twelve-month period with respect to our acquisition of NCL.

      Net sales for fiscal 2002 decreased $144,037 or 23% to $471,641 from $615,678 in fiscal 2001. This decrease resulted from lower customer demand for products of all divisions. Sales by the Dynasty Division declined $50,278, or 31%, due to lower sales to the UPS, CATV and telecommunications markets. Power Electronics divisional sales decreased $46,962, or 43%, primarily due to a decline in DC to DC converter sales, partially offset by the recording of a full year of sales by NCL versus two months in fiscal 2001. Sales of the Powercom Division fell $29,862, or 11% mainly due to lower telecommunication sales, partially offset by higher sales to the UPS and control markets. Motive Power divisional sales dropped $16,935, or 22% due to lower sales of batteries and chargers.

      Gross profit for fiscal 2002 decreased $48,272 or 27% to $128,271 from $176,543 in the prior year, resulting in a decrease in gross margin from 28.7% to 27.2%. Gross profit declined in all divisions, primarily as a result of lower sales.

      Selling, general and administrative expenses for fiscal 2002 decreased $15,837 or 24%. This decrease was primarily due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) the reduction of general and administrative expenses associated with the full recovery of litigation settlement costs from our insurance carriers in the first quarter of fiscal 2002, which was reserved for in fiscal 2001; (iii) lower bonus accruals; (iv) lower warranty expenses; (v) lower travel expenses; and (vi) lower advertising expenses. Partially offsetting this decrease was: (i) the recording of a full year of selling, general and administrative expenses during fiscal 2002 by NCL (including amortization of goodwill and other intangible assets), compared to only two months in the prior year; (ii) costs related to a potential acquisition that did not close; and (iii) costs associated with the closure of the Conshohocken, Pennsylvania plant.

      Research and development expenses were up by a nominal amount on lower sales.

      Operating income decreased $32,445 or 32% to $67,574 from $100,019 in the prior year. This decrease was the result of lower operating income generated by the Dynasty Division, coupled with an operating loss generated by the Power Electronics Division versus operating income in the prior fiscal year. This decrease was partially offset by higher Powercom divisional operating income, coupled with a lower operating loss generated by the Motive Power Division. (See the segment reporting information in Note 15, Operations by Industry Segment and Geographic Area in the Notes to the Consolidated Financial Statements.)

      Interest expense, net, increased $385 in fiscal 2002 compared to the prior year, primarily due to higher weighted average debt balances outstanding during the year, coupled with lower capitalized interest resulting from our reduced level of capital spending, partially offset by a lower effective interest rate.

      Income tax expense for fiscal 2002 decreased $13,639 from fiscal 2001, primarily as a result of lower income before income taxes and a decrease in the effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for fiscal 2002 decreased to 37.3% from 38.0% in the prior year.

      Minority interest of $1,317 in fiscal 2002 reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The decrease in minority interest was due to lower profitability of the Shanghai joint venture.

      As a result of the above, for fiscal 2002, net income decreased $19,821 or 35% to $36,074 or $1.38 per share - basic and $1.35 per share - diluted.

Fiscal 2001 Compared to Fiscal 2000

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Effective March 1, 1999, we purchased substantially all of the assets of the Specialty Battery Division of JCI, a designer, manufacturer, marketer and distributor of industrial batteries based in Milwaukee, Wisconsin. These assets included certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, on August 2, 1999 we completed the acquisition of JCI's 67% ownership interest of a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67% ownership interest in the joint venture battery business in Shanghai, China the Dynasty Division.

As a result of the timing of the above acquisitions, fiscal 2000, which ended January 31, 2000, does not include revenue or expenses for one month of the twelve-month period with respect to our acquisition of the Specialty Battery Division of JCI and does not include revenue or expenses for six months of the twelve-month period with respect to our acquisition of JCI's 67% ownership interest in a joint venture battery business in Shanghai, China.

      Net sales for fiscal 2001 increased $133,496 or 28% to $615,678 from $482,182 in fiscal 2000. This increase resulted from higher sales by all divisions except for the Motive Power Division, which had a 2% decrease in sales. Sales by the Power Electronics Division increased $47,710 or 76% versus the prior year due to higher DC to DC converter sales, partially offset by lower sales of custom power supplies. A portion of this increase was due to the recording of two months of sales associated with the acquisition of NCL. Sales by the Dynasty Division increased $47,382, or 41%, due to higher sales to the UPS and telecommunications markets. A portion of this increase was due to the recording of a full year of sales of the Dynasty Division during fiscal 2001 compared to only eleven months in fiscal 2000. Also contributing to the increase in Dynasty Division sales during fiscal 2001 was the recording of a full year of sales related to our 67% ownership interest in the joint venture battery business, compared to only six months in the prior year. Powercom divisional sales increased $39,751 or 18%, as a result of higher sales to the telecommunications and UPS markets.

      Gross profit for fiscal 2001 increased $52,163 or 42% to $176,543 from $124,380 in the prior year, resulting in an increase in gross margin from 25.8% to 28.7%. The Dynasty, Power Electronics and Powercom divisions had higher gross profits in fiscal 2001 primarily due to increased sales volumes. Gross profit of the Motive Power Division decreased primarily as a result of manufacturing inefficiencies.

      Selling, general and administrative expenses for fiscal 2001 increased $6,928 or 12%. This increase was primarily due to: (i) higher variable selling costs associated with the increased sales volumes; (ii) higher litigation settlement costs (the cost of which was recovered from our insurance carriers in the first quarter of fiscal 2002); (iii) higher bonus accruals; (iv) the recording of a full year of selling, general and administrative expenses during fiscal 2001 by the Dynasty Division, compared to only eleven months in the prior year; (v) the recording of a full year of selling, general and administrative expenses during fiscal 2001 by our 67% ownership interest in the Shanghai joint venture compared to only a half year in fiscal 2000; (vi) the recording of two months of selling, general and administrative expenses during fiscal 2001 associated with the acquisition of NCL; partially offset by the absence in fiscal 2001 of restructuring charges, primarily related to the Power Electronics Division, which were recorded in fiscal 2000.

      Research and development expenses remained proportional to sales as a relative percentage of sales for both fiscal 2001 and 2000 at approximately 2% of sales.

      Operating income for fiscal 2001 increased $43,895 or 78% to $100,019 from $56,124 in the prior year. This increase was the result of higher operating income generated by the Dynasty, Power Electronics and Powercom divisions, partially offset by an operating loss for the Motive Power Division. The Power Electronics Division generated operating income during fiscal 2001, compared to an operating loss in the prior year. (See the segment reporting information in Note 15, Operations by Industry Segment and Geographic Area in the Notes to the Consolidated Financial Statements.)

      Interest expense, net, decreased $1,631 in fiscal 2001 compared to the prior year primarily due to lower weighted average debt balances outstanding during the year, coupled with higher capitalized interest resulting from our increased level of capital spending.

      Income tax expense for fiscal 2001 increased $18,146 from fiscal 2000, primarily as a result of higher income before income taxes and an increase in the effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for fiscal 2001 increased to 38.0% from 36.8% in the prior year.

      Minority interest of $2,651 in fiscal 2001 reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The increase in minority interest was due to improved profitability coupled with recording a full year of results in the current year compared to only six months in the prior year.

      As a result of the above, for fiscal 2001, net income increased $26,053 or 87% to $55,895 or $2.13 per share - basic and $2.05 per share - diluted.

Liquidity and Capital Resources

      Net cash provided by operating activities increased $2,630 or 3% to $81,770 in fiscal 2002, compared to $79,140 in fiscal 2001. This increase in net cash provided by operating activities was primarily due to decreases in accounts receivable and inventory during fiscal 2002 (mainly due to lower sales volume) compared to increases in the prior year, coupled with an increase in depreciation and amortization. These changes, resulting in higher net cash provided by operating activities, were partially offset by: (i) decreases in accounts payable, accrued liabilities and other current liabilities versus increases in the prior fiscal year; (ii) lower net income; (iii) a decrease in income taxes payable compared to an increase in the prior year; and (iv) a larger decrease in other liabilities in fiscal 2002 versus fiscal 2001.

      Net cash used by investing activities decreased $65,218 or 71% to $26,787 from $92,005 in fiscal 2001, which included our purchase of NCL and higher capital spending for property, plant and equipment.

      Net cash used by financing activities was $53,824 in fiscal 2002 versus cash provided by financing activities of $13,624 in fiscal 2001. The proceeds from new borrowings in fiscal 2001 were primarily used to fund the NCL acquisition. Fiscal 2002 net cash flows used by financing activities include higher debt reductions and treasury stock purchases than the prior year, partially offset by proceeds from new borrowings related to a line of credit denominated in British Pounds.

      The availability under our current loan agreements is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. These agreements contain restrictive covenants that require us to maintain minimum ratios such as fixed charges coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at January 31, 2002. Capital expenditures during fiscal 2002 were incurred to fund capacity expansion, a continuing series of cost reduction programs, normal maintenance capital and regulatory compliance. Fiscal 2003 capital expenditures are expected to be approximately $10,000 for similar purposes.

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2002 (dollars in thousands):

                                                          Payments Due by Period
                                          -----------------------------------------------------
                                                     Less than     1 - 3      4 - 5     After 5
Contractual Obligations                    Total      1 year       years      years       years
                                          -------     -------     -------     ------     ------
Term loan ...........................     $44,142     $18,750     $25,392         --         --
Operating leases ....................      19,958       3,036       4,445     $2,999     $9,478
                                          -------     -------     -------     ------     ------
Total contractual cash obligations ..     $64,100     $21,786     $29,837     $2,999     $9,478
                                          =======     =======     =======     ======     ======

                                             Amount of Commitment Expiration Per Period
                                     -------------------------------------------------------
                                       Total
                                      Amounts    Less than     1 - 3       4 - 5     After 5
Other Commercial Commitments         Committed    1 year       years       years      years
                                     ---------    -------     -------     -------    -------
Lines of credit .................     $30,001     $ 8,501     $21,500          --         --

Standby letters of credit .......       2,621       2,621          --          --         --
                                      -------     -------     -------     -------    -------
Total commercial commitments ....     $32,622     $11,122     $21,500          --         --
                                      =======     =======     =======     =======    =======

New Accounting Pronouncements

      On February 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of the new standard resulted in a net-of-tax cumulative effect of $103 recorded in accumulated other comprehensive loss.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Effective February 1, 2002, goodwill and indefinite lived intangible assets will no longer be amortized, but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets will continue to be amortized over their useful lives. We are currently evaluating the potential impact, if any, of the application of goodwill impairment provisions of the new rules on our financial position and results of operations. Based on acquisitions completed as of January 31, 2002, application of the goodwill non-amortization provisions of these rules, without considering the impact of any potential impairment, is expected to result in an increase in income before taxes of approximately $6,100 for fiscal 2003.

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact SFAS No. 144 will have on our financial position and results of operations, if any.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

      Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments (excluding capital lease obligations) was $74,143 and $117,002 at January 31, 2002 and 2001, respectively. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements.

      Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market.

      The net market value of our interest rate swaps was $(1,835) and $(165) at January 31, 2002 and 2001, respectively. A 100-basis point increase in rates at January 31, 2002 and 2001 would result in a $924 and a $349 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2002 and 2001 would result in an $883 and a $357 decrease in the market value, respectively.

      The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their year-end levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound and Canadian Dollar. These financial instruments represent a net market value of $(34) and $(179) at January 31, 2002 and 2001, respectively.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates.

      The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2002 and 2001, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards and swaps of $1,579 and $3,106, respectively. At January 31, 2002 and 2001, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards and swaps of $1,737 and $3,167, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2002 and 2001, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in C&D's proxy statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's proxy statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders" and "Beneficial Ownership of Management" included in C&D's proxy statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 2002 and 2001

            Consolidated Statements of Income for the years ended January 31, 2002, 2001 and 2000

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000

            Consolidated Statements of Comprehensive Income for the years ended January 31, 2002, 2001 and 2000

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2002, 2001 and 2000

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

            4.1 Rights Agreement dated as of February 22, 2000 between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate (incorporated by reference to Exhibit 1 to C&D's Form 8-A Registration Statement filed on February 28, 2000).

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

            10.5 Credit Agreement, dated as of March 1, 1999 among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America (formerly NationsBank, N.A.), as administrative agent (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated March 1, 1999); First Amendment thereto dated February 18, 2000 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000), Second Amendment thereto dated July 20, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Third Amendment thereto dated July 24, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Fourth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated December 15, 2000), Fifth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Current Report on Form 8-K dated December 15, 2000), Sixth Amendment thereto dated April 4, 2001 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001).

            10.6 Uncommitted loan facility dated June 5, 2001 between C&D Holdings Limited and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended April 30, 2001).

      Management Contracts or Plans

            10.7 Charter Power Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996), First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

            10.8 C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.7 to C&D's Annual Report on Form 10-K for fiscal year ended January 31,
                  2001).

            10.9 C&D Technologies, Inc. Savings Plan as restated and amended (filed herewith).

            10.10 C&D Technologies, Inc. Pension Plan for Salaried Employees as
                  restated and amended (filed herewith).

            10.11 Supplemental Executive Retirement Plan, amended and restated
                  as of February 27, 2001 (incorporated by reference to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001).

            10.12 C&D Technologies, Inc. Management Incentive Bonus Plan Policy
                  (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

            10.13 Employment Agreement dated November 28, 2000 between Wade H.
                  Roberts, Jr. and C&D (incorporated by reference to Exhibit
                  10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

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

            10.17 Employment Agreement dated March 31, 2000 between Apostolos T.
                  Kambouroglou and C&D (incorporated by reference to Exhibit
                  10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.18 Employment Agreement dated March 31, 2000 between Kathryn
                  Bullock and C&D (incorporated by reference to Exhibit 10.22 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.19 Employment Agreement dated March 1, 2001 between David Fix and
                  C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001).

            10.20 Employment Agreement dated August 6, 2001 between James D.
                  Johnson and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001).

            10.21 Employment Agreement dated January 4, 2002 between Mark D.
                  Amatrudo and C&D (filed herewith).

            10.22 Agreement and Release dated August 16, 2001 between John Rich and C&D (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001).

            10.23 Agreement and Release dated March 1, 2002 between Mark Z.
                  Sappir and C&D (filed herewith).

            10.24 C&D Technologies, Inc. Nonqualified Deferred Compensation Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-42054).

            10.25 C&D Technologies, Inc. Approved Share Option Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-69266).

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

                                        C&D TECHNOLOGIES, INC.


      April 19, 2002                    By: /s/ Wade H. Roberts, Jr.
                                            ------------------------------------
                                                Wade H. Roberts, Jr.
                                                President, Chief Executive
                                                Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                          Date
          ---------                     -----                          ----


/s/ Wade H. Roberts, Jr.      President, Chief Executive          April 19, 2002
---------------------------   Officer and Director
    Wade H. Roberts, Jr.      (Principal Executive Officer)



/s/ Stephen E. Markert, Jr.   Vice President Finance              April 19, 2002
---------------------------   (Principal Financial and
    Stephen E. Markert, Jr.   Accounting Officer)



/s/ William Harral, III       Director, Chairman                  April 19, 2002
---------------------------
    William Harral, III


/s/ Stephen J. Andriole       Director                            April 19, 2002
---------------------------
    Stephen J. Andriole


/s/ Adrian A. Basora          Director                            April 19, 2002
---------------------------
    Adrian A. Basora


/s/ Peter R. Dachowski        Director                            April 19, 2002
---------------------------
    Peter R. Dachowski


/s/ Kevin P. Dowd             Director                            April 19, 2002
---------------------------
    Kevin P. Dowd


/s/ Pamela S. Lewis           Director                            April 19, 2002
---------------------------
    Pamela S. Lewis


/s/ George MacKenzie          Director                            April 19, 2002
---------------------------
    George MacKenzie


/s/ John A. H. Shober         Director                            April 19, 2002
---------------------------
    John A. H. Shober

                      (This page intentionally left blank)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

           Report of Independent Accountants ...........................     F-2

           Consolidated Balance Sheets as of
             January 31, 2002 and 2001 .................................     F-3

           Consolidated Statements of Income
             for the years ended January 31, 2002, 2001
             and 2000 ..................................................     F-4

           Consolidated Statements of
             Stockholders' Equity for the years
             ended January 31, 2002, 2001 and 2000 .....................     F-5

           Consolidated Statements of Cash Flows
             for the years ended January 31, 2002, 2001
             and 2000 ..................................................     F-6

           Consolidated Statements of Comprehensive
             Income for the years ended January 31, 2002,
             2001 and 2000 .............................................     F-8

           Notes to Consolidated Financial Statements ..................     F-9

FINANCIAL STATEMENT SCHEDULE
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 2002, 2001 and 2000

           Schedule II. Valuation and Qualifying Accounts ..............     S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of C&D Technologies, Inc. and subsidiaries (the "Company") at January 31, 2002 and January 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 5, 2002

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                             (Dollars in thousands)

                                                                      2002           2001
                                                                   ---------      ---------
ASSETS

Current assets:
     Cash and cash equivalents ...............................     $   8,781      $   7,709
     Accounts receivable, less allowance for doubtful
           accounts of $2,278 in 2002 and $4,121 in 2001 .....        44,968         88,596
     Inventories .............................................        61,674         77,493
     Deferred income taxes ...................................        10,156         10,990
     Other current assets ....................................         6,754          1,459
                                                                   ---------      ---------
           Total current assets ..............................       132,333        186,247
Property, plant and equipment, net ...........................       131,207        130,387
Intangible and other assets, net .............................        24,659         23,309
Goodwill, net ................................................       107,359        115,576
                                                                   ---------      ---------
           Total assets ......................................     $ 395,558      $ 455,519
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt .........................................     $  27,255      $  18,172
     Accounts payable ........................................        19,640         45,935
     Accrued liabilities .....................................        22,210         34,918
     Income taxes ............................................            --          2,533
     Other current liabilities ...............................         8,214          8,794
                                                                   ---------      ---------
           Total current liabilities .........................        77,319        110,352
Deferred income taxes ........................................         2,602          1,135
Long-term debt ...............................................        46,892         98,849
Other liabilities ............................................        18,574         20,133
                                                                   ---------      ---------
           Total liabilities .................................       145,387        230,469

Commitments and contingencies

Minority interest ............................................         8,313          6,996

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
           shares authorized; 28,431,728 and 28,276,917
           shares issued in 2002 and 2001, respectively ......           284            283
     Additional paid-in capital ..............................        65,893         62,908
     Treasury stock, at cost, 2,414,161 and
           1,986,038 shares in 2002 and 2001, respectively ...       (29,743)       (17,750)
     Accumulated other comprehensive loss ....................        (3,057)        (1,231)
     Retained earnings .......................................       208,481        173,844
                                                                   ---------      ---------
           Total stockholders' equity ........................       241,858        218,054
                                                                   ---------      ---------
           Total liabilities and stockholders' equity ........     $ 395,558      $ 455,519
                                                                   =========      =========

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)

                                                2002          2001           2000
                                             ---------     ---------      ---------
Net sales ..............................     $ 471,641     $ 615,678      $ 482,182
Cost of sales ..........................       343,370       439,135        357,802
                                             ---------     ---------      ---------
           Gross profit ................       128,271       176,543        124,380

Selling, general and administrative
  expenses .............................        50,406        66,243         59,315
Research and development expenses ......        10,291        10,281          8,941
                                             ---------     ---------      ---------
           Operating income ............        67,574       100,019         56,124

Interest expense, net ..................         6,700         6,315          7,946
Other expense (income), net ............         1,239          (725)           (20)
                                             ---------     ---------      ---------
           Income before income taxes
             and minority interest .....        59,635        94,429         48,198

Provision for income taxes .............        22,244        35,883         17,737
                                             ---------     ---------      ---------
           Net income before minority
             interest ..................        37,391        58,546         30,461

Minority interest ......................         1,317         2,651            619
                                             ---------     ---------      ---------
           Net income ..................     $  36,074     $  55,895      $  29,842
                                             =========     =========      =========

Net income per common share - basic ....     $    1.38     $    2.13      $    1.17

Net income per common share - diluted ..     $    1.35     $    2.05      $    1.14

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                                                                   Accumulated
                                        Common Stock     Additional         Treasury Stock            Other
                                     ------------------    Paid-In       ---------------------    Comprehensive   Retained
                                     Shares      Amount    Capital       Shares         Amount         Loss       Earnings
                                     ------      ------    -------       ------         ------         ----       --------
Balance as of
  January 31, 1999 ...........     26,737,438     $268     $43,295     (1,810,204)     $(10,819)     $  (169)     $ 90,963
Net income ...................                                                                                      29,842
Dividends to stockholders,
  $.055 per share ............                                                                                      (1,411)
Tax effect relating to stock
  options exercised ..........                               3,736
Foreign currency translation
  adjustments ................                                                                          (448)
Issuance of common stock .....         10,586                  161
Stock options exercised ......      1,119,456       11       6,637
                                   ----------     ----     -------     ----------      --------      -------      --------
Balance as of
  January 31, 2000 ...........     27,867,480      279      53,829     (1,810,204)      (10,819)        (617)      119,394
Net income ...................                                                                                      55,895
Dividends to stockholders,
  $.055 per share ............                                                                                      (1,445)
Tax effect relating to stock
  options exercised ..........                               4,420
Foreign currency translation
  adjustments ................                                                                          (614)
Purchase of common stock .....                                           (174,400)       (6,856)
Deferred compensation plan ...                                             (1,434)          (75)
Issuance of common stock .....          3,418                  179
Stock options exercised ......        406,019        4       4,480
                                   ----------     ----     -------     ----------      --------      -------      --------
Balance as of
  January 31, 2001 ...........     28,276,917      283      62,908     (1,986,038)      (17,750)      (1,231)      173,844
Net income ...................                                                                                      36,074
Dividends to stockholders,
  $.055 per share ............                                                                                      (1,437)
Tax effect relating to stock
  options exercised ..........                                 755
Cumulative effect
  of accounting change .......                                                                          (103)
Foreign currency translation
  adjustments ................                                                                          (676)
Unrealized loss on
  derivative instruments .....                                                                        (1,047)
Purchase of common stock .....                                           (414,563)      (11,634)
Deferred compensation plan ...                                            (13,560)         (359)
Issuance of common stock .....          6,911                  185
Stock options exercised ......        147,900        1       2,045
                                   ----------     ----     -------     ----------      --------      -------      --------
Balance as of
  January 31, 2002 ...........     28,431,728     $284     $65,893     (2,414,161)     $(29,743)     $(3,057)     $208,481
                                   ==========     ====     =======     ==========      ========      =======      ========

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                             2002          2001           2000
                                                           --------      --------      ---------
Cash flows provided (used) by operating activities:
 Net income ..........................................     $ 36,074      $ 55,895      $  29,842
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Minority interest ...................................        1,317         2,651            619
 Depreciation and amortization .......................       30,049        26,054         21,671
 Deferred income taxes ...............................        2,301         1,106         (3,047)
 Loss on disposal of assets ..........................          346           783            988
 Changes in:
            Accounts receivable ......................       43,065        (8,935)       (12,100)
            Inventories ..............................       15,375       (13,888)         1,466
            Other current assets .....................          305          (213)           486
            Accounts payable .........................      (22,665)          936          5,224
            Accrued liabilities ......................      (12,097)        6,960          4,648
            Income taxes payable .....................       (7,392)        4,177          6,059
            Other current liabilities ................         (579)        4,299            913
            Other liabilities ........................       (4,870)         (528)         3,990
 Other, net ..........................................          541          (157)           791
                                                           --------      --------      ---------
Net cash provided by operating activities ............       81,770        79,140         61,550
                                                           --------      --------      ---------

Cash flows provided (used) by investing activities:
 Acquisition of businesses, net ......................           --       (51,095)      (134,878)
 Acquisition of property, plant and equipment ........      (26,826)      (41,075)       (14,710)
 Proceeds from disposal of property,
   plant and equipment ...............................           39           165             97
                                                           --------      --------      ---------
Net cash used by investing activities ................      (26,787)      (92,005)      (149,491)
                                                           --------      --------      ---------

Cash flows provided (used) by financing activities:
 Repayment of debt ...................................      (52,131)      (27,928)       (17,374)
 Proceeds from new borrowings ........................        8,662        45,700        104,898
 Financing cost of long-term debt ....................           --          (258)        (2,727)
 Proceeds from issuance of common stock, net .........        1,927         4,484          6,648
 Purchase of treasury stock ..........................      (10,841)       (6,931)            --
 Payment of common stock dividends ...................       (1,441)       (1,443)        (1,395)
                                                           --------      --------      ---------
Net cash (used) provided by financing activities .....      (53,824)       13,624         90,050
                                                           --------      --------      ---------

Effect of exchange rate changes on cash ..............          (87)         (171)             9
                                                           --------      --------      ---------

Increase in cash and cash equivalents ................        1,072           588          2,118
                                                           --------      --------      ---------

Cash and cash equivalents at beginning of year .......        7,709         7,121          5,003
                                                           --------      --------      ---------

Cash and cash equivalents at end of year .............     $  8,781      $  7,709      $   7,121
                                                           ========      ========      =========

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)

                                                              2002          2001           2000
                                                            --------      --------      ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

   Interest paid, net .................................     $  7,277      $  6,267      $   7,417

   Income taxes paid, net .............................     $ 26,650      $ 30,594      $  14,733

SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses:
   Estimated fair value of assets acquired ............     $     --      $  9,852      $  80,909
   Goodwill ...........................................           --        44,835         67,637
   Identifiable intangible assets .....................           --         2,356         17,840
   Cash paid, net of cash required ....................           --       (51,095)      (134,878)
                                                            --------      --------      ---------
   Liabilities assumed ................................     $     --      $  5,948      $  31,508
                                                            ========      ========      =========

Dividends declared but not paid .......................     $    358      $    362      $     358

Annual retainer to Board of Directors paid
  by the issuance of common stock .....................     $    185      $    179      $     161

(Decrease) increase in property, plant and equipment
  acquisitions in accounts payable ....................     $ (4,539)     $  5,887      $      --

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)

                                                       2002          2001          2000
                                                     --------      --------      --------
Net income .....................................     $ 36,074      $ 55,895      $ 29,842

Other comprehensive expense, net of tax:

   Cumulative effect of accounting change ......         (103)           --            --

   Net unrealized loss on derivative instruments       (1,047)           --            --

   Foreign currency translation adjustments ....         (676)         (614)         (448)
                                                     --------      --------      --------

Total comprehensive income .....................     $ 34,248      $ 55,281      $ 29,394
                                                     ========      ========      ========

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation:

      The consolidated financial statements include the accounts of C&D Technologies, Inc., its wholly owned subsidiaries and a 67% joint venture (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

      The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied") (the "Acquisition"). The Company's reportable business segments consist of the Powercom Division, the Dynasty Division, the Power Electronics Division and the Motive Power Division. (See Note 15.)

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

      Foreign Currency Translation:

      Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in other expenses (income), net.

      Derivative Financial Instruments:

      On February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of February 1, 2001, the adoption of the new standard resulted in a net-of-tax cumulative effect increase of $103 recorded in accumulated other comprehensive loss.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      In the normal course of business, the Company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are generally reported in accrued liabilities. To qualify for hedge accounting, the Company requires that the instruments are effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The Company uses interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount.

      Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $3,959 and $11,462 at January 31, 2002 and 2001, respectively.

      Revenue Recognition:

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

      Inventories:

      Inventories are stated at the lower of cost or net realizable value. Cost is generally determined by the last-in, first-out ("LIFO") method for financial statement and federal income tax purposes.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Intangible and Other Assets, Net:

      Intangible and other assets, net, includes assets acquired resulting from business acquisitions (see Note 3) and are being amortized on the straight-line method over their estimated periods of benefit, primarily five to 20 years. Accumulated amortization as of January 31, 2002 and 2001 was $8,559 and $7,118, respectively.

      Goodwill, Net:

      Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on the straight-line method over 20 to 40 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and future undiscounted cash flows. The Company believes that no impairment of goodwill existed at January 31, 2002. Accumulated amortization as of January 31, 2002 and 2001 was $16,248 and $10,145, respectively. Effective February 1, 2002, the Company will be accounting for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 the Company will no longer amortize its goodwill, but will review it annually (or more frequently if impairment indicators arise) for impairment.

      Impairment of Assets:

      The Company follows SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Other Liabilities:

      Accrued worker's compensation insurance of $3,558 and $3,882 is included in other current liabilities as of January 31, 2002 and 2001, respectively.

      The Company provides for estimated warranty costs at the time of sale. Accrued warranty obligations of $3,526 and $4,196 are included in other current liabilities and $8,823 and $9,790 are included in other liabilities as of January 31, 2002 and 2001, respectively.

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

      Net Income Per Share:

      Net income per common share for the years ended January 31, 2002, 2001 and 2000 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:

                                                    January 31,
                                     ----------------------------------------
                                        2002           2001           2000
                                     ----------     ----------     ----------

Weighted average
 shares of common stock
 outstanding ...................     26,153,715     26,223,684     25,529,778
Assumed conversion of
 stock options, net of shares
 assumed reacquired ............        534,296      1,040,844        558,624
                                     ----------     ----------     ----------
Weighted average common
 shares - diluted ..............     26,688,011     27,264,528     26,088,402
                                     ==========     ==========     ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      New Accounting Pronouncements Not Yet Adopted:

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Effective February 1, 2002, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company is currently evaluating the potential impact, if any, of the application of goodwill impairment provisions of the new rules on its financial position and results of operations. Based on acquisitions completed as of January 31, 2002, application of the goodwill non-amortization provisions of these rules, without considering any of the potential impairment, is expected to result in an increase in income before taxes of approximately $6,100 for fiscal 2003.

      In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact SFAS No. 143 will have on its financial position and results of operations, if any.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating the impact SFAS No. 144 will have on its financial position and results of operations, if any.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

3.    ACQUISITIONS

      On December 15, 2000 (effective as of November 26, 2000), the Company acquired the Newport Components Division of Newport Technology Group Limited, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, this acquisition is included in the Power Electronics Division and is referred to as C&D Technologies (NCL) Limited ("NCL").

      The Company purchased all of the capital stock of NCL for approximately $50,000, plus additional acquisition related costs. The Company primarily paid for the acquisition with proceeds from a loan under the Company's revolving line of credit facility with Bank of America. NCL operates production facilities in the United Kingdom as well as China. In addition, NCL conducts research and development in the United Kingdom.

      The NCL acquisition was accounted for using the purchase method of accounting. The final allocation of the purchase price, resulted in goodwill of $44,835 and identifiable intangible assets of $2,356, which are being amortized on a straight-line basis over five to 20 years. The Company discontinued amortization of goodwill on February 1, 2002 in accordance with SFAS No. 142.

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

      On August 2, 1999, the Company completed the acquisition of JCI's 67% ownership interest in a joint venture battery business in Shanghai, China for $15,000 in cash. The joint venture manufactures, markets and distributes industrial batteries. The Company has continued the joint venture operations in such business. The cash portion of the acquisition was financed by the Company's revolving credit facility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

3.    ACQUISITIONS (continued)

      For reporting purposes, the acquisition of the Specialty Battery Division and JCI's 67% ownership interest in the joint venture battery business in Shanghai, China have collectively been re-named the Dynasty Division. The Dynasty acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price resulted in goodwill of $67,637 and identifiable intangible assets (trade names) of $17,840, which are being amortized on a straight-line basis over 20 years. The Company discontinued amortization of goodwill on February 1, 2002 in accordance with SFAS No. 142. The results of the joint venture have been consolidated in the financial statements and related notes.

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

                                                                     (Unaudited)
                                                                     January 31,
                                                                         2000
                                                                         ----

Net sales .....................................................      $   497,278
Net income ....................................................      $    29,685
Net income per common share - basic ...........................      $      1.16
Net income per common share - diluted .........................      $      1.14

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

4.    INVENTORIES

      Inventories consisted of the following:

                                                              January 31,
                                                     ---------------------------
                                                       2002                2001
                                                     -------             -------

Raw materials ..........................             $26,202             $38,349
Work-in-process ........................              12,830              18,703
Finished goods .........................              22,642              20,441
                                                     -------             -------
                                                     $61,674             $77,493
                                                     =======             =======

      If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $61,576 and $77,262 as of January 31, 2002 and 2001, respectively. During the year ended January 31, 2002, inventory quantities were reduced resulting in the liquidation of certain LIFO inventory layers carried at cost, which were lower than the cost of current purchases. The effect of these reductions was to decrease the cost of sales by approximately $35, and to increase net income by $22. The effect of the liquidation is less than $0.01 per share.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

                                                              January 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------

Land .........................................         $  2,003         $  1,298
Buildings and improvements ...................           44,734           36,198
Furniture, fixtures and equipment ............          193,763          176,425
Construction in progress .....................           15,182           20,002
                                                       --------         --------
                                                        255,682          233,923

Less:
    Accumulated depreciation .................          124,475          103,536
                                                       --------         --------
                                                       $131,207         $130,387
                                                       ========         ========

      For the years ended January 31, 2002, 2001 and 2000, depreciation charged to operations amounted to $20,962, $19,286 and $15,996; maintenance and repair costs expensed totaled $13,256, $14,456 and $12,892; and capitalized interest amounted to $404, $983 and $265, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

6.    DEBT

      Debt consisted of the following:

                                                                                               January 31,
                                                                                         ---------------------
                                                                                           2002         2001
                                                                                         --------     --------
        Term loan, $100,000 facility; bearing interest at Prime or
LIBOR plus .75% on January 31, 2002 and January 31, 2001
(effective rate on a weighted average basis, 2.62% as of January
31, 2002 and 7.25% as of January 31, 2001) net of unamortized
debt acquisition costs of $858 and $1,651, respectively ............................     $ 44,142     $ 63,349

        Revolving credit facility; maximum commitment of $120,000
at January 31, 2001 and 2000 bearing interest of Prime or LIBOR plus .75% on January 31, 2002 and January 31, 2001 (effective rate on a weighted average basis, 2.74% as of January 31, 2002 and
6.65% as of January 31, 2001) ......................................................       21,500       50,500

        Borrowings by a U.K. subsidiary under an unsecured multi- currency demand loan facility bearing interest at British Pound LIBOR plus .95%
(effective rate on a weighted average basis,
5.08% as of January 31, 2002) ......................................................        8,501           --

        Borrowings by the Chinese joint venture in local currencies under uncommitted facilities from various local banks with interest rates ranging from
6.14% to 7.56% for year ended January 31, 2001 .....................................           --        1,205

        Borrowings by a U.K. subsidiary in British Pounds under an uncommitted multi-currency overdraft facility bearing interest at the bank's base rate plus
1.5% (effective rate on a weighted average basis, 7.5% as of
January 31, 2001) ..................................................................           --        1,948

        Other ......................................................................            4           19
                                                                                         --------     --------
                                                                                           74,147      117,021
        Less current portion .......................................................       27,255       18,172
                                                                                         --------     --------
                                                                                         $ 46,892     $ 98,849
                                                                                         ========     ========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

6.    DEBT (continued)

      On March 1, 1999, in connection with the Dynasty acquisition, the Company obtained a fully syndicated senior unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The term loan is payable over five years. The revolver has a termination date of March 1, 2004. The available interest rates on the agreement are between 1.00% to 1.75% over LIBOR or Prime to Prime plus .25%. On October 13, 2000 the loan agreement was amended to effectively lower the available LIBOR interest rate to between .75% and 1.50% over LIBOR or Prime to Prime plus .25%.

      The revolving credit facility includes a letter of credit facility not to exceed $30,000, of which $27,379 and $27,879 were available as of January 31, 2002 and 2001, and swingline loans not to exceed $10,000. The term loan is due in quarterly installments that currently equal $6,250 per quarter increasing to $7,500 per quarter on May 1, 2003. At the Company's election on June 7 and January 31, 2000, $5,000 each was paid in advance on the term loan. The proceeds were applied to the final payments of the loan schedule.

      These credit agreements contain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. These restrictive covenants permit the Company to pay quarterly dividends so long as there are no defaults under these credit agreements. The purpose of the facility was to fund the Dynasty acquisition, provide for normal working capital and fund possible strategic acquisitions. The Company was in compliance with its loan agreement covenants at January 31, 2002 and 2001, respectively.

      The maximum aggregate amounts of loans outstanding under the term loan and revolving credit facility, were $141,100, $128,550 and $125,100 during the years ended January 31, 2002, 2001 and 2000, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $95,980, $84,813 and $94,870 at a weighted average interest rate of 4.97%, 7.42% and 6.93%, respectively.

      The loans outstanding with various institutions denominated in Chinese Renminbi were short-term loans due on various dates, including one loan due upon demand. In support of these loans the Company issued three letters of credit under its revolving credit facility. In consideration of these letters of credit the joint venture partner issued a guaranty for 33% of the debt to the Company. These loans were paid in full and all supporting letters of credit were terminated during the first quarter of fiscal year 2002.

      The uncommitted multi-currency overdraft facility was entered into as a result of the NCL acquisition. The total availability under this facility was
2.5 million British Pounds. The facility was secured by all of the assets of NCL. In June 2001, this facility was replaced by an unsecured multi-currency demand loan facility for a total amount of 22 million British Pounds (approximately $31,000). The maximum loan amount outstanding under this facility was 19.5 million British Pounds. The outstanding loans under this agreement computed on a monthly average basis averaged 13.6 million British Pounds at a weighted average interest rate of 5.81%.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

6.    DEBT (continued)

      As of January 31, 2002, the required minimum annual principal reduction of long-term debt and capital lease obligations for each of the next five fiscal years is as follows:

2003 .................................................                   $27,255
2004 .................................................                    25,392
2005 .................................................                    21,500
2006 .................................................                        --
2007 .................................................                        --
Thereafter ...........................................                        --
                                                                         -------
                                                                         $74,147
                                                                         =======

7.    STOCKHOLDERS' EQUITY

      (A) Stock Option Plan:

      SFAS No. 123, "Accounting for Stock-Based Compensation," permits the continued use of accounting methods prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," or use of the fair value based method of accounting for employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant. The Company has elected to continue using APB No. 25.

      The Company has three stock option plans: the 1996 Stock Option Plan reserved 2,000,000 shares of Common Stock; the 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; and the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; for option grants. In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The majority of the stock options outstanding vest in equal annual installments over a three-year period commencing one year from the date of the grant.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

7.    STOCKHOLDERS' EQUITY (continued)

      A summary of stock option activity related to the Company's plans is as follows:

                               Beginning      Granted      Exercised      Canceled      Ending
                                Balance        During        During        During       Balance
                              Outstanding       Year          Year          Year      Outstanding    Exercisable
                              -----------       ----          ----          ----      -----------    -----------
Year ended
 January 31, 2002
Number of shares .........      1,712,815      689,680        147,900       99,307      2,155,288      1,005,149
Weighted average option
 price per share .........     $    19.62     $  33.42     $    13.84     $  32.55     $    23.84     $    17.81

Year ended
 January 31, 2001
Number of shares .........      1,517,894      715,074        406,019      114,134      1,712,815        645,077
Weighted average option
 price per share .........     $    13.36     $  27.87     $    11.04     $  18.68     $    19.62     $    14.53

Year ended
 January 31, 2000
Number of shares .........      2,190,856      634,836      1,119,456      188,342      1,517,894        564,210
Weighted average option
 price per share .........     $     8.01     $  17.96     $     5.94     $  10.76     $    13.36     $     9.84

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

7.    STOCKHOLDERS' EQUITY (continued)

      There were 2,764,879 and 1,962,172 shares available for future grants of options under the Company's stock option plans as of January 31, 2002 and 2001, respectively. The following table summarizes information about the stock options outstanding at January 31, 2002:

                            Options Outstanding            Options Exercisable
                  -------------------------------------  -----------------------

                                 Weighted-
                                  Average     Weighted-                Weighted-
                                 Remaining     Average                  Average
   Range of          Number     Contractual   Exercise     Number      Exercise
Exercise Prices   Outstanding      Life         Price    Exercisable     Price
---------------   -----------      ----         -----    -----------     -----

  $3.00 - $6.00       97,168     4.7 years     $ 5.92        97,168     $ 5.92

 $8.63 - $12.38      323,902     6.3 years     $11.62       323,902     $11.62

$13.03 - $19.63      475,404     7.6 years     $17.86       322,131     $17.78

$22.31 - $26.76      627,756     8.3 years     $23.21       199,926     $23.05

$35.00 - $44.38      531,058     9.1 years     $35.08         9,091     $38.22

$48.44 - $55.94      100,000     8.6 years     $53.42        52,931     $54.33
                   ---------                              ---------

 $3.00 - $55.94    2,155,288     7.9 years     $23.84     1,005,149     $17.81
                   =========                              =========

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

                                               2002         2001         2000
                                             --------     --------     --------

Risk-free interest rate ...............          4.84%        6.53%        5.60%
Expected dividend yield ...............          0.17%        0.22%        0.52%
Expected volatility factor ............         0.448        0.414        0.428
Weighted average expected life ........    5.00 years   4.95 years   4.85 years

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

7.    STOCKHOLDERS' EQUITY (continued)

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

      If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                          2002       2001        2000
                                                         -------    -------    -------
Net income - as reported ............................    $36,074    $55,895    $29,842
Net income - pro forma ..............................     31,585     52,674     28,558
Net income per common share - basic - as reported ...       1.38       2.13       1.17
Net income per common share - basic - pro forma .....       1.21       2.01       1.12
Net income per common share - diluted -
  as reported .......................................       1.35       2.05       1.14
Net income per common share - diluted -
  pro forma .........................................       1.18       1.93       1.09
Weighted average fair value of options
 granted during the year ............................      15.06      12.51       7.85

      The pro forma disclosures are not likely to be representative of the effects on net income and net income per common share in future years, because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's fiscal year 1997.

      On February 22, 2000, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

8.    INCOME TAXES

      The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                       January 31,
                                             ----------------------------------

                                               2002        2001          2000
                                             -------     --------      --------
Currently payable:
         Federal .......................     $15,974     $ 31,068      $ 18,102
         Foreign .......................       1,137           --            34
         State .........................       1,492        3,578         2,510
         Foreign sales corporation .....         137          301           137
                                             -------     --------      --------
                                             $18,740     $ 34,947      $ 20,783
                                             =======     ========      ========

Deferred:
         Federal .......................       3,160          727        (2,748)
         State .........................         344          209          (298)
                                             -------     --------      --------
                                               3,504          936        (3,046)
                                             -------     --------      --------
                                             $22,244     $ 35,883      $ 17,737
                                             =======     ========      ========

      The components of the deferred tax asset and liability as of January 31, 2002 and 2001 were as follows:

                                                            2002         2001
                                                          --------     --------
Deferred tax asset:
         Vacation and compensation accruals ..........    $  4,858     $  4,959
         Postretirement benefits .....................       1,034          970
         Warranty reserves ...........................       4,750        5,356
         Bad debt, inventory and return allowances ...       3,047        3,193
         Environmental reserves ......................         879          928
         Derivatives .................................         684           --
         Pension obligation ..........................          51        1,398
         Other accruals ..............................       1,899        1,391
                                                          --------     --------
         Total deferred tax asset ....................      17,202       18,195
                                                          --------     --------
Deferred liability:
         Unrepatriated Earnings ......................        (990)          --
         Depreciation and amortization ...............      (8,658)      (8,340)
                                                          --------     --------
         Total deferred tax liability ................      (9,648)      (8,340)
                                                          --------     --------
         Net deferred tax asset ......................    $  7,554     $  9,855
                                                          ========     ========

      Realization of the Company's net deferred tax asset is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

8.    INCOME TAXES (continued)

      Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 2002, 2001 and 2000, respectively, are as follows:

                                                        January 31,
                                           ------------------------------------

                                             2002          2001          2000
                                           --------      --------      --------

U.S. statutory income tax ............     $ 20,872      $ 33,050      $ 16,869
Tax effect of foreign operations .....           26            --           (86)
State tax, net of federal
 income tax benefit ..................        1,314         2,534         1,334
Research and development
 tax credit benefit ..................          (61)         (100)         (234)
Foreign sales corporation ............         (257)         (565)         (257)
Other ................................          350           964           111
                                           --------      --------      --------
                                           $ 22,244      $ 35,883      $ 17,737
                                           ========      ========      ========

9.    COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2002, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

Fiscal Year
-----------

   2003 ...............................................                  $ 3,036
   2004 ...............................................                    2,484
   2005 ...............................................                    1,961
   2006 ...............................................                    1,529
   2007 ...............................................                    1,470
   Thereafter .........................................                    9,478
                                                                         -------

                                                                         $19,958
                                                                         =======

      Total rent expense for all operating leases for the years ended January 31, 2002, 2001 and 2000 was $4,496, $3,733 and $4,024, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      (B) Contingent Liabilities:

Legal

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

Environmental

      The Company is subject to extensive and evolving environmental laws and regulations regarding the clean up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes; (iii) monitoring and permitting of air and water emissions; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefore), the Company may be held liable for certain damages and for the costs of investigation and remediation, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the Company (the "Acquisition Agreement"), Allied is obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      The Company responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991. Based on currently available information, the Company believes that the potential cost of the remediation at the Chicago Site is likely to range between $8,000 and $10,500 (based on the preliminary estimated cost of the remediation approach negotiated with the EPA). Sufficient information is not available to determine the Company's allocable share of this cost. Based on currently available information, however, the Company believes that its most likely exposure with respect to the Chicago Site will be the approximately $283 previously reserved.

      Allied and/or Honeywell has accepted responsibility under the Acquisition Agreement for potential liabilities relating to all Third Party Facilities other than the aforementioned sites.

      The Company is also aware of the existence of potential contamination at its Huguenot, New York facility which may require expenditures for further investigation and remediation. Fluoride contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation. The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known, as a remediation plan has not yet been finalized with or approved by the State of New York.

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

      In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA. We are in active negotiations with the agency regarding a potential resolution of this matter. A penalty assessment could be made; however there is insufficient information currently available to permit the Company to estimate the potential liability, if any.

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

                                   ----------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      (C) PURCHASE COMMITMENTS:

      The Company has purchase commitments pertaining to the purchase of certain raw materials with various suppliers. These purchase commitments are not expected to exceed usage requirements.

10.   MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2002 and 2001. A single customer of the Company's Powercom and Power Electronics Divisions accounted for 10.5% of consolidated net sales for the year ended January 31, 2000.

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

      The estimated fair values of the Company's financial instruments at January 31, 2002 and 2001 were as follows:

                                           2002                    2001
                                   -------------------     ---------------------

                                  Carrying                Carrying
                                   Amount   Fair Value     Amount     Fair Value
                                   ------   ----------     ------     ----------

Cash and cash equivalents ......  $ 8,781    $ 8,781      $  7,709    $  7,709

Debt (excluding capital
  lease obligations) ...........  $74,143    $74,143      $117,002    $117,002

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

      The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $ (34) and $ (179) as of January 31, 2002 and 2001. Changes in the fair value of these currency forward contracts are recorded in earnings.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss). When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in earnings each period until the instrument matures. When the underlying transaction ceases to exist, a hedged asset or liability is no longer adjusted for changes in its fair value. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in earnings each period.

      In the normal course of business, the Company is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and, where cost-effective, financing debt in the currencies in which the assets are denominated. For interest rate exposures, derivatives are used to manage the Company's exposure to fluctuations in interest rates on the Company's underlying variable rate debt instruments. The Company employs separate swap transactions rather than fixed rate obligations to take advantage of lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market. For currency exposures, derivatives are used to limit the effects of foreign exchange rate fluctuations on financial results.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The following table includes all interest rate swaps as of January 31, 2002 and 2001. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive loss.

                                               Fixed         Variable       Fair          Fair
                                              Interest       Interest       Value         Value
Notional    Origination      Maturity           Rate           Rate           at            at
 Amount         Date           Date             Paid         Received      01/31/02      01/31/01
--------    -----------      --------         --------       --------      --------      --------
$ 6,500       12/20/95       12/20/02           6.01%          LIBOR       $  (240)       $ (95)
 30,000       03/01/99       03/01/01           5.48%          LIBOR            --           (1)
 20,000       03/11/99       03/11/02           5.58%          LIBOR           (77)         (69)
 20,000       02/05/01       03/01/03           5.24%          LIBOR          (783)          --
 20,000       04/11/01       04/11/06           5.56%          LIBOR          (735)          --
                                                                           -------        -----
                                                                           $(1,835)       $(165)
                                                                           =======        =====

      Based on the fair value of the interest rate swaps as of January 31, 2002 and the maturity dates of these swaps, the Company expects to reclassify a net of tax loss of approximately $1,000 of the amount in accumulated other comprehensive loss in the next 12 months.

      The Company had foreign exchange contracts on hand for delivery of Canadian Dollars in the amount of $3,149 and $1,325 as of January 31, 2002 and January 31, 2001, respectively.

      The Company had a foreign exchange contract on hand for delivery of Mexican Pesos in the amount of $98 as of January 31, 2001.

      The Company had foreign exchange contracts for delivery of Euro currencies in the amount of $829 as of January 31, 2001.

      The Company had a foreign exchange contract on hand for the delivery of British Pounds in the amount of $14,224 and $29,067 as of January 31, 2002 and January 31, 2001, respectively.

13.   EMPLOYEE BENEFIT PLANS

      (A) The Company has various noncontributory defined benefit pension plans, which cover certain employees. The C&D Technologies, Inc. Pension Plan for Salaried Employees was amended during the fiscal year ended January 31, 2002 to provide that benefits under the plan became frozen as of December 31, 2001 for all participants whose age plus years of service is less than 60 as of December 31, 2001. Participants whose benefit under the plan became frozen as of December 31, 2001 became eligible for an enhanced Company contribution under the Company's defined contribution retirement plan based on the performance of the Company. As such, the Company recorded a curtailment gain of $2,631 during the fiscal year ended January 31, 2002.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

13.   EMPLOYEE BENEFIT PLANS (continued)

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

      The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements ("postretirement benefits") through two plans. One of the plans was amended during the fiscal year ended January 31, 2002 to change the Company contribution. This amendment resulted in a $1,000 increase in the liability.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2002 and 2001 and a statement of the funded status as of January 31, 2002 and 2001. The measurement dates are December 31, 2001 and 2000.

                                                                                    Pension               Postretirement
                                                                                    Benefits                 Benefits

                                                                                2002         2001        2002        2001
                                                                              --------     --------     -------     -------
Change in benefit obligation:
  Benefit obligation at beginning of year ................................    $ 45,749     $ 39,269     $ 2,463     $ 2,118
    Service cost .........................................................       2,404        2,128         149         101
    Interest cost ........................................................       3,565        3,204         255         172
    Plan amendments ......................................................          --           --       1,000          --
    Curtailment gain .....................................................      (2,631)          --          --          --
    Actuarial loss/(gain) ................................................       2,792        3,223         (30)        420
    Benefits paid ........................................................      (2,347)      (2,075)       (351)       (348)
                                                                              --------     --------     -------     -------
 Benefit obligation at end of year .......................................    $ 49,532     $ 45,749     $ 3,486     $ 2,463
                                                                              ========     ========     =======     =======

Change in plan assets:

 Fair value of plan assets at beginning of year ..........................    $ 39,297     $ 36,175          --          --
    Actual return on plan assets .........................................      (3,383)       2,462          --          --
    Employer contributions ...............................................       7,733        2,735     $   351     $   348
    Benefits paid ........................................................      (2,347)      (2,075)       (351)       (348)
                                                                              --------     --------     -------     -------
 Fair value of plan assets at end of year ................................    $ 41,300     $ 39,297     $    --     $    --
                                                                              ========     ========     =======     =======

Reconciliation of funded status:

 Funded status ...........................................................    $ (8,232)    $ (6,452)    $(3,486)    $(2,463)
 Unrecognized actuarial loss/(gain) ......................................       7,972          882         (34)         (4)
 Unrecognized prior service cost .........................................         131          147         885          --
                                                                              --------     --------     -------     -------
 Accrued benefit cost at
    measurement date .....................................................        (129)      (5,423)     (2,635)     (2,467)
 Contributions made after measurement date
    but before the end of the fiscal year ................................          --          368          --          --
                                                                              --------     --------     -------     -------
 Net amount recognized at end of fiscal year .............................    $   (129)    $ (5,055)    $(2,635)    $(2,467)
                                                                              ========     ========     =======     =======

Amounts recognized in the statement of financial position consist of:

 Prepaid pension cost ....................................................    $  3,311     $  2,202          --          --
 Accrued pension liability ...............................................      (3,440)      (7,257)    $(2,635)    $(2,467)
                                                                              --------     --------     -------     -------
 Net amount recognized at end of fiscal year .............................    $   (129)    $ (5,055)    $(2,635)    $(2,467)
                                                                              ========     ========     =======     =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

13.   EMPLOYEE BENEFIT PLANS (continued)

                                                                         Pension Benefits                   Postretirement
                                                                                                               Benefits
                                                                ---------------------------------      -------------------------
                                                                 2002         2001         2000        2002      2001      2000
                                                                -------      -------      -------      ----     -----      -----
Components of net periodic
     benefit cost:

 Service cost ..............................................    $ 2,404      $ 2,128      $ 2,408      $149     $ 101      $ 108
 Interest cost .............................................      3,565        3,204        2,895       255       172        160
 Expected return on plan assets ............................     (3,624)      (3,270)      (3,102)       --        --         --
 Amortization of prior service costs .......................         15           15           15       115        --         --
 Recognized actuarial loss/(gain) ..........................         79           (4)          68        --       (11)        (1)
                                                                -------      -------      -------      ----     -----      -----
     Net periodic benefit cost .............................    $ 2,439      $ 2,073      $ 2,284      $519     $ 262      $ 267
                                                                =======      =======      =======      ====     =====      =====

Weighted-average assumptions
  as of January 31:

 Discount rate .............................................       7.50%        7.75%        8.25%     7.50%     7.75%      8.25%
 Expected long-term rate of
    return on plant assets .................................       9.00%        9.00%        9.00%      N/A       N/A        N/A
 Rate of compensation increase* ............................       4.00         4.00         4.00
                                                                  -5.03%       -5.03%       -5.07%      N/A       N/A        N/A

* Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

The Company sponsors two postretirement benefit plans, one of which the Company's contributions are fixed so there is no material trend rate assumption. The following information applies to the second plan:

      For measurement purposes, a 7.00% annual rate of increase in the pre-65 per capita cost of covered health care benefits was assumed for 2001. The rate will gradually decrease to 5.00% for 2005 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                       1% increase   1% decrease
                                                       -----------   -----------
      Effect on total service and interest cost
         components for fiscal 2002 ................         $1          $ (1)
      Effect on year-end 2002 postretirement
         benefit obligation ........................         $8          $(11)

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $42,072, $34,366 and $33,719, respectively, for fiscal 2002.

      (B) Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's contribution was $2,096, $1,631 and $1,118 for the years ended January 31, 2002, 2001 and 2000, respectively.

      (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $480, $518 and $518 for the years ended January 31, 2002, 2001 and 2000, respectively. The liability for these plans was $2,079 and $1,734 as of January 31, 2002 and 2001, respectively, and was included in other liabilities.

      (D) During fiscal 2001, the Company established a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are borne by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company;
(ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with generally accepted accounting principles for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2002 and 2001 the liability for the Company's Deferred Compensation Plan was $552 and $136.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                   ----------

14.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2002 and 2001 follow:

                                                          First         Second         Third        Fourth
                                                         Quarter        Quarter       Quarter       Quarter
                                                         -------        -------       -------       -------
For the year ended January 31, 2002:

Net Sales ..........................................     $155,383      $125,493      $102,505      $ 88,260
Gross profit .......................................       46,033        37,509        22,110        22,619
Operating income ...................................       29,617        23,066         5,684         9,207
Net income .........................................       16,847        13,100         1,848         4,279
Net income per common share - basic ................         0.64          0.50          0.07          0.16
Net income per common share - diluted ..............         0.62          0.49          0.07          0.16

      In the third quarter of fiscal year 2002, the Company incurred a pre-tax charge of $4,000, primarily due to costs related to a potential acquisition that did not close.

For the year ended January 31, 2001:

Net Sales ..........................................     $138,011      $152,156      $161,922      $163,589
Gross profit .......................................       39,115        43,135        45,411        48,882
Operating income ...................................       20,255        23,735        26,544        29,485
Net income .........................................       11,053        13,391        14,745        16,706
Net income per common share - basic ................         0.42          0.51          0.56          0.64
Net income per common share - diluted ..............         0.41          0.49          0.54          0.61

      In the fourth quarter of fiscal year 2001, the Company completed the acquisition of NCL.

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

      The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during power utility outages.

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications equipment, office products, computers and industrial applications.

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

      Summarized financial information related to the Company's business segments for the years ended January 31, 2002, 2001 and 2000 is shown below:

                                                                Power          Motive
                                  Powercom      Dynasty      Electronics        Power
                                  Division      Division      Division        Division     Consolidated
                                  --------      --------      --------        --------     ------------
Year ended January 31, 2002:
----------------------------

Net  sales .................      $234,802      $112,794      $  63,155       $ 60,890       $471,641
Operating income (loss) ....      $ 57,303      $ 17,401      $  (5,963)      $ (1,167)      $ 67,574

Year ended January 31, 2001:
----------------------------

Net  sales .................      $264,664      $163,072      $ 110,117       $ 77,825       $615,678
Operating income (loss) ....      $ 51,139      $ 37,987      $  12,186       $ (1,293)      $100,019

Year ended January 31, 2000:
----------------------------

Net  sales .................      $224,913      $115,690      $  62,407       $ 79,172       $482,182
Operating income (loss) ....      $ 39,854      $ 19,222      $  (4,880)      $  1,928       $ 56,124

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

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2002, 2001 and 2000 and for each of the years then ended is shown below:

                                            2002           2001           2000
                                          --------       --------       --------

   Net sales
       United States .................    $375,283       $487,064       $403,081
       Canada ........................      34,514         67,202         33,544
       Other countries ...............      61,844         61,412         45,557
                                          --------       --------       --------
       Consolidated totals ...........    $471,641       $615,678       $482,182
                                          ========       ========       ========

   Long-lived assets
       United States .................    $191,578       $191,994       $171,689
       United Kingdom ................      44,794         50,155            102
       Other countries ...............      26,853         27,123         26,663
                                          --------       --------       --------
       Consolidated totals ...........    $263,225       $269,272       $198,454
                                          ========       ========       ========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2002, 2001 and 2000
                             (Dollars in thousands)

                                                      Additions    Additions                     Balance
                                         Balance at    Charged      Charged                         at
                                          Beginning   to Costs &    to Other                      End of
                                          of Period    Expenses   Accounts (a)  Deductions (b)    Period
                                          ---------    --------   --------      ----------        ------
Deducted From Assets
--------------------

Allowance for Doubtful Accounts:

Year ended January 31, 2002 .......        $4,121        $420            --         $2,263        $2,278
Year ended January 31, 2001 .......         3,080         955        $  193            107         4,121
Year ended January 31, 2000 .......         1,635         823         1,633          1,011         3,080

----------
(a)   Additions related to business acquisitions.
(b)   Amounts written-off, net of recoveries.