Form 10-Q
period 2002-04-30
C&D TECHNOLOGIES INC
filed 2002-06-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

YES X NO_____

Number of shares of the Registrant's  Common Stock  outstanding on June 6, 2002:
25,981,931

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 2002 and  January 31, 2002.................      3

          Consolidated Statements of Income - Three Months
           Ended April 30, 2002 and 2001........................      5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 2002 and 2001...........      6

          Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2002 and 2001...........      8

          Notes to Consolidated Financial Statements............      9

          Report of Independent Accountants.....................     16

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     17

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     22

   PART II. OTHER INFORMATION...................................     23

   SIGNATURES...................................................     24

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                       April 30,     January 31,
                                                        2002            2002
                                                        ----            ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  8,225       $  8,781
      Accounts receivable, less allowance for
           doubtful accounts of $2,097 and $2,278,
           respectively...........................      47,321         44,968
      Inventories.................................      56,307         61,674
      Deferred income taxes.......................       9,750         10,156
      Other current assets........................       1,357          6,754
                                                       -------        -------
                 Total current assets.............     122,960        132,333

Property, plant and equipment, net................     127,012        131,207
Intangible and other assets, net..................      23,233         24,659
Goodwill, net.....................................     109,663        107,359
                                                       -------        -------
                 Total assets.....................    $382,868       $395,558
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 15,752       $ 27,255
      Accounts payable............................      18,410         19,640
      Accrued liabilities.........................      20,870         22,210
      Income taxes................................         291           -
      Other current liabilities...................       7,176          8,214
                                                       -------        -------
                 Total current liabilities........      62,499         77,319

Deferred income taxes ............................       2,628          2,602
Long-term debt....................................      44,986         46,892
Other liabilities.................................      19,167         18,574
                                                       -------        -------
                 Total liabilities................     129,280        145,387
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      April 30,     January 31,
                                                        2002           2002
                                                        ----           ----
Commitments and contingencies

Minority interest.................................       8,063          8,313

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,456,628 and
          28,431,728 shares issued, respectively..         285            284
      Additional paid-in capital..................      66,271         65,893
      Treasury stock, at cost, 2,494,532 and
          2,414,161 shares, respectively..........     (31,355)       (29,743)
      Accumulated other comprehensive loss........      (1,923)        (3,057)
      Retained earnings...........................     212,247        208,481
                                                       -------        -------
                 Total stockholders' equity.......     245,525        241,858
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $382,868       $395,558
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   (Unaudited)
                                                Three months ended
                                                    April 30,
                                               2002            2001
                                               ----            ----

Net sales............................        $ 84,062        $155,383
Cost of sales........................          65,416         109,350
                                              -------         -------
    Gross profit.....................          18,646          46,033

Selling, general and
    administrative expenses..........           8,809          13,709
Research and development
    expenses.........................           2,362           2,707
                                              -------         -------
    Operating income.................           7,475          29,617

Interest expense, net................           1,184           2,050
Other (income) expense, net..........              (6)             58
                                              -------         -------
    Income before income taxes and
       minority interest.............           6,297          27,509

Provision for income taxes...........           2,330          10,316
                                              -------         -------
    Net income before minority
       interest......................           3,967          17,193

Minority interest....................            (157)            346
                                              -------         -------
    Net income.......................        $  4,124        $ 16,847
                                              =======         =======

Net income per share - basic.........        $    .16        $    .64
                                              =======         =======

Net income per share - diluted.......        $    .16        $    .62
                                              =======         =======

Dividends per share..................        $ .01375        $ .01375
                                              =======         =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                           Three months ended
                                                               April 30,
                                                           2002        2001
                                                           ----        ----
Cash flows provided (used) by operating activities:
    Net income......................................    $  4,124    $ 16,847
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................        (250)        346
          Depreciation and amortization.............       6,252       7,703
          Deferred income taxes.....................         432          16
          Loss on disposal of assets................         130         122
          Changes in:
                Accounts receivable.................      (2,184)     (7,085)
                Inventories.........................       5,594      (1,224)
                Other current assets................        (208)       (418)
                Accounts payable....................         541      (7,083)
                Accrued liabilities.................      (1,391)       (758)
                Income taxes payable................       5,962       8,129
                Other current liabilities...........      (1,040)     (2,500)
                Other liabilities...................         600          74
          Other, net................................        (568)        823
                                                         -------     -------
Net cash provided by operating activities...........      17,994      14,992
                                                         -------     -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....      (2,212)    (10,771)
    Proceeds from disposal of property, plant
       and equipment................................          11          14
                                                         -------     -------
Net cash used by investing activities...............      (2,201)    (10,757)
                                                         -------     -------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (14,012)     (1,779)
    Proceeds from new borrowings....................         300       2,900
    Proceeds from issuance of common stock, net.....         313         463
    Purchase of treasury stock......................      (2,660)     (7,144)
    Payment of common stock dividends...............        (358)       (362)
                                                         -------     -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                         Three months ended
                                                             April 30,
                                                        2002          2001
                                                        ----          ----

Net cash used by financing activities.............    (16,417)       (5,922)
                                                      -------       -------
Effect of exchange rate changes on cash...........         68           (59)
                                                      -------       -------
Decrease in cash and cash equivalents.............       (556)       (1,746)

Cash and cash equivalents at beginning
   of period......................................      8,781         7,709
                                                      -------       -------
Cash and cash equivalents at end of period........   $  8,225      $  5,963
                                                      =======       =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................   $   (789)     $ (5,071)
                                                      =======       =======

Minority interest dividends
   declared but not paid..........................   $     93      $   -
                                                      =======       =======



        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                 (Unaudited)
                                                             Three months ended
                                                                  April 30,
                                                             2002          2001
                                                             ----          ----

Net income...............................................  $ 4,124      $16,847

Other comprehensive (expense) income, net of tax:

  Cumulative effect of accounting change.................      -           (103)

  Net unrealized gain (loss) on derivative instruments...      219         (211)

  Foreign currency translation adjustments...............      915         (629)
                                                            ------       ------
Total comprehensive income...............................  $ 5,258      $15,904
                                                            ======       ======








        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2002. The January 31, 2002 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 2002 and the related consolidated statements of income and comprehensive income for the three-month periods ended April 30, 2002 and 2001 and the related consolidated statements of cash flow for the three-month periods ended April 30, 2002 and 2001. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an impairment test annually (or more frequently if impairment indicators arise), using a fair-value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact SFAS No. 143 will have on the Company's financial position and results of operations, if any.


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill:

     In conjunction with the implementation of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test as of February 1, 2002 and has determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:

                                                Three Months Ended
                                                     April 30,
                                                2002          2001
                                                ----          ----

Reported net income......................      $4,124       $16,847
Goodwill amortization, net of tax........           -         1,024
                                                -----        ------
Adjusted net income......................      $4,124       $17,871
                                                =====        ======
Reported net income per
 common share - basic....................       $ .16       $   .64
Goodwill amortization, net of tax........           -           .04
                                                -----        ------
Adjusted net income per
 common share - basic....................       $ .16       $   .68
                                                =====        ======
Reported net income per
 common share - diluted..........                 .16           .62
Goodwill amortization, net of tax........           -           .04
                                                -----        ------
Adjusted net income per
 common share - diluted, net of tax......         .16           .66
                                                =====        ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (continued)

     During the first quarter of fiscal 2003, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows:

                                                                                     Power       Motive
                                                       Powercom      Dynasty      Electronics    Power       Total
                                                       --------      -------      -----------    -----       -----

Goodwill, January 31, 2002...........................   $1,376       $57,939         $47,551      $493     $107,359
Assembled workforce reclassified.....................        -             -             879         -          879
Effect of exchange rate changes on goodwill..........        2            39           1,383         1        1,425
                                                         -----        ------          ------       ---      -------
Goodwill, April 30, 2002.............................   $1,378       $57,978         $49,813      $494     $109,663
                                                         =====        ======          ======       ===      =======

Identified Intangible Assets:

     During the first quarter of fiscal 2003, no acquisition-related intangibles were acquired, impaired or written off.

     Identified intangible assets as of April 30, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(2,825)      $15,015
Intellectual property.......         7,650          (4,903)        2,747
Other.......................         2,407            (895)        1,512
                                    ------          ------        ------
Total intangible assets.....       $27,897         $(8,623)      $19,274
                                    ======          ======        ======

     Identified intangible assets as of January 31, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(2,602)      $15,238
Intellectual property.......         7,601          (4,706)        2,895
Other.......................         3,675          (1,251)        2,424
                                    ------          ------        ------
Total intangible assets.....       $29,116         $(8,559)      $20,557
                                    ======          ======        ======


     Based on intangibles recorded at April 30, 2002, the annual amortization expense is expected to be as follows:


                                   2003      2004      2005     2006     2007
                                   ----      ----      ----     ----     ----

Trade names.................     $  892    $  892    $  892   $  892   $  892
Intellectual property.......        769       769       405      352      177
Other.......................        128       128        79       76       35
                                  -----     -----     -----    -----    -----
Total intangible assets.....     $1,789    $1,789    $1,376   $1,320   $1,104
                                  =====     =====     =====    =====    =====

     Amortization of identified intangibles was $447 for the first quarter of fiscal 2003.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INVENTORIES

     Inventories consisted of the following:
                                                    April 30,   January 31,
                                                      2002         2002
                                                      ----         ----

         Raw materials............................  $23,048       $26,202
         Work-in-progress.........................   11,906        12,830
         Finished goods...........................   21,353        22,642
                                                     ------        ------
                                                    $56,307       $61,674
                                                     ======        ======


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Three months ended
                                                            April 30,
                                                        2002         2001
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.7          2.8
     Foreign sales corporation.......................   (0.4)        (0.3)
     Tax effect of foreign operations................   (0.3)        (0.5)
     Research and development credit.................   (0.1)        (0.1)
     Other...........................................    1.1          0.6
                                                        ----         ----
                                                        37.0%        37.5%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per share - basic for the three months ended April 30, 2002 and 2001 is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:

                                                       Three months ended
                                                            April 30,
                                                        2002         2001
                                                        ----         ----
Weighted average shares
   of common stock
   outstanding...................................    25,971,219   26,174,480
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       302,201      788,374
                                                     ----------   ----------
Weighted average common
   shares - diluted..............................    26,273,420   26,962,854
                                                     ==========   ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


7.   CONTINGENT LIABILITIES

     With regard to the following contingent liabilities, there have been no material changes since January 31, 2002.

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

     Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages and for the costs of investigation and remediation, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

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

     The Company and four other potentially responsible parties ("PRPs") have agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries in Pedricktown, New Jersey acting pursuant to a Consent Decree. The Company has identified and sued additional PRPs for contribution. A reliable range of the recovery and hence, the potential cost to the Company for the ultimate remediation of the site cannot currently be determined as the prosecution of claims against known PRPs has not been concluded. Accordingly, the Company has not established a reserve for its estimated potential exposure.

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

     The Company is also aware of the existence of potential contamination at its Huguenot, New York facility which may require expenditures for further investigation and remediation. Fluoride and other contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation ("NYSDEC"). The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter. The Company has established what it believes to be an adequate reserve for all but the remediation costs, the extent of which are not known. The NYSDEC has issued a Record of Decision for the soil remediation portion of this site. However, a final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York.

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

     In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. We are in active negotiations with both the EPA and Department of Justice regarding a potential resolution of this matter, which is likely to result in a penalty assessment. There is insufficient information currently available to permit the Company to estimate the potential liability.

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

     Summarized financial information related to the Company's business segments for the three-month periods ended April 30, 2002 and 2001 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended April 30, 2002:

Net sales................................     $ 36,488       $ 21,056       $12,843       $13,675       $ 84,062
Operating income (loss)..................     $  6,004       $  2,392       $   136       $(1,057)      $  7,475

Three months ended April 30, 2001:

Net sales................................     $ 77,925       $ 33,437       $25,096       $18,925       $155,383
Operating income.........................     $ 21,390       $  6,050       $ 1,155       $ 1,022       $ 29,617



                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

9.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of April 30, 2002 and January 31, 2002. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive loss.


                                        Fixed     Variable     Fair       Fair
                                       Interest   Interest    Value      Value
Notional      Origination   Maturity     Rate       Rate        At         At
 Amount           Date        Date       Paid     Received    4/30/02    1/31/02
--------      -----------   --------   --------   --------    -------    -------

$ 6,500       12/20/95      12/20/02    6.01%     LIBOR       $  (160)  $  (240)

 20,000       03/11/99      03/11/02    5.58%     LIBOR             -       (77)

 20,000       02/05/01      03/01/03    5.24%     LIBOR          (487)     (783)

 20,000       04/11/01      04/11/06    5.56%     LIBOR          (831)     (735)
                                                              -------   -------
                                                              $(1,478)  $(1,835)
                                                              =======   =======

     The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(132) and $(34) as of April 30, 2002 and January 31, 2002. Changes in the fair value of these currency forward contracts are recorded in earnings.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of April 30, 2002, and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 2002 and 2001, and the consolidated statement of cash flows for the three-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2002, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for the year then ended (not presented herein), and in our report dated March 5, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
May 22, 2002

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

     Net sales for the first quarter of fiscal 2003 decreased $71,321 or 46% to $84,062 from $155,383 in the first quarter of fiscal 2002. This decrease resulted from lower customer demand for products of all divisions. Sales of the Powercom Division fell $41,437, or 53% mainly due to lower demand from the telecommunication and UPS markets. Sales by the Dynasty Division declined $12,381, or 37%, due to lower sales to the UPS and telecommunications markets. Power Electronics divisional sales decreased $12,253, or 49%, primarily due to a decline in DC to DC converter sales to key telecommunications customers. Motive Power divisional sales dropped $5,250, or 28% due to lower sales of batteries and chargers.

     Gross profit for the first quarter of fiscal 2003 decreased $27,387 or 59% to $18,646 from $46,033 in the same quarter of the prior year, resulting in a decrease in gross margin from 29.6% to 22.2%. Gross profit declined in all divisions, primarily as a result of lower sales.

     Selling, general and administrative expenses for the first quarter of fiscal 2003 decreased $4,900 or 36%. This decrease was primarily due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) the implementation of SFAS No. 142 which discontinued the amortization of goodwill; (iii) lower bonus expenses; (iv) lower salary expenses; (v) lower advertising expenses; and (vi) lower travel expenses. Partially offsetting this decrease was the full recovery of certain litigation and settlement costs from our insurance carriers during the first quarter of fiscal 2002, which was reserved for in fiscal 2001.

     Research and development expenses for the first quarter of fiscal 2003 decreased $345 or 13% primarily due to lower salary expenses. As a percentage of sales, research and development expenses increased from 2% in the first quarter of fiscal 2002 to 3% in the first quarter of fiscal 2003.

     Operating income decreased $22,142 or 75% to $7,475 from $29,617 in the first quarter of the prior year. This decrease was the result of lower operating income generated by the Powercom, Dynasty and Power Electronics divisions coupled with an operating loss generated by the Motive Power Division, which recorded an operating profit in the first quarter of the prior fiscal year.

     Interest expense, net, decreased $866 from the first quarter of fiscal 2002 primarily due to lower average debt balances outstanding, and a lower effective interest rate.

     Income tax expense decreased $7,986 primarily as a result of lower income before income taxes, coupled with a slightly lower effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the first quarter of fiscal 2003 was 37.0% compared to 37.5% in the first quarter of the prior fiscal year.

     Minority interest decreased $503, primarily due to the recording of a loss by the Shanghai, China joint venture in the first quarter of fiscal 2003 compared to income in the same period of the prior year. Minority interest reflects the 33% ownership of the joint venture that is not owned by C&D.

     As a result of the above, net income decreased $12,723 or 76% in the first quarter of fiscal 2002 to $4,124 or 16 cents per share - basic and diluted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


Liquidity and Capital Resources

     Net cash provided by operating activities increased $3,002 or 20% to $17,994 for the first quarter of fiscal 2003, compared to $14,992 for the same quarter of the prior year. This increase in net cash provided by operating activities was primarily due to: (i) an increase in accounts payable in the first quarter of fiscal 2003 compared to a decrease in the prior fiscal year;
(ii) a decrease in inventory in the first quarter of fiscal 2003 compared to an increase in the prior fiscal year; (iii) a smaller increase in accounts receivable during the first quarter of fiscal 2003 than in the first quarter of fiscal 2002; and (iv) a smaller decrease in other current liabilities in the first quarter of fiscal 2003 compared to the prior year. These changes, resulting in higher net cash provided by operating activities, were partially offset by: (i) decreases in net income and depreciation and amortization (primarily due to the implementation of SFAS No. 142); and (ii) a smaller increase in current taxes payable.

     Net cash used by investing activities decreased $8,556 or 80% to $2,201 in the first quarter of fiscal 2003 from $10,757 in the first quarter of fiscal 2002, primarily due to lower capital spending.

     Net cash used by financing activities increased $10,495 or 177% to $16,417 in the first quarter of fiscal 2003 compared to $5,922 in the prior year. This increase was due to an increase in long-term debt payments coupled with less proceeds from new borrowings, partially offset by less purchases of treasury stock.

     The availability under our current loan agreements is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. These agreements contain restrictive covenants that require us to maintain minimum ratios such as fixed charges coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at April 30, 2002. Capital expenditures during the first quarter of fiscal 2003 were incurred to fund capacity expansion, a continuing series of cost reduction programs, normal maintenance capital and regulatory compliance. Fiscal 2003 capital expenditures are expected to be approximately $10,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, C&D discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an impairment test annually (or more frequently if impairment indicators arise), using a fair-value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

     In conjunction with the implementation of SFAS No. 142, we have completed the first step of the transitional goodwill impairment test as of February 1, 2002 and have determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:


                                            Three Months Ended
                                                April 30,
                                          2002             2001
                                          ----             ----

Reported net income.............         $4,124           $16,847
Goodwill amortization...........              -             1,024
                                          -----            ------
Adjusted net income.............         $4,124           $17,871
                                          =====            ======
Reported net income per
 common share - basic............        $  .16           $   .64
Goodwill amortization...........              -               .04
                                          -----            ------
Adjusted net income per
 common share - basic............        $  .16           $   .68
                                          =====            ======
Reported net income per
 common share - diluted..........           .16               .62
Goodwill amortization...........              -               .04
                                          -----            ------
Adjusted net income per
 common share - diluted..........           .16               .66
                                          =====            ======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


FORWARD-LOOKING STATEMENTS

     Certain of the statements and information contained in this Quarterly Report on Form 10-Q, are "forward-looking statements" (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and, accordingly, are subject to risks and uncertainties. For such statements, C&D claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Item 3.


Quantitative and Qualitative Disclosure About Market Risk


     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for trading purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. Additional disclosure regarding our various market risks are set forth in our fiscal 2002 Form 10-K filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At  the  annual  meeting  of  stockholders  of  C&D on  May  29,  2002  the stockholders voted on two proposals: the election of eight directors for one-year terms and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for C&D for the fiscal year ended January 31, 2003.

     Proposal 1 - Election of Directors

     Nominee                         Votes For               Votes Withheld
     -------                         ---------               --------------
     William Harral, III             22,728,120                 129,792
     Wade H. Roberts, Jr.            22,726,254                 131,658
     Peter R. Dachowski              22,753,491                 104,421
     Kevin P. Dowd                   22,728,325                 129,587
     Robert I. Harries               22,753,091                 104,821
     Pamela S. Lewis                 22,692,004                 165,908
     George MacKenzie                22,714,258                 143,654
     John A. H. Shober               22,687,737                 170,175

     Proposal 2 - Appointment of PricewaterhouseCoopers LLP  as independent accountants for C&D for the fiscal year ended January 31,
                  2003

     For                              Against                   Abstain
     ---                              -------                   -------
     22,512,506                        340,182                   5,224


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 C&D Technologies, Inc. Savings Plan as restated and amended (incorporated by reference to Exhibit 10.9 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2002).


          10.2 Agreement and Release dated March 1, 2002 between Mark Z. Sappir and C&D (incorporated by reference to Exhibit 10.23 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
               2002).


          10.3 C&D Technologies, Inc. Management Incentive Bonus Plan Policy (filed herewith).


          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 June 13, 2002                           BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 June 13, 2002                           BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

          10.3 C&D Technologies, Inc. Management Incentive Bonus Plan Policy.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.