Form 10-Q
period 2002-07-31
C&D TECHNOLOGIES INC
filed 2002-09-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

                      _________________N/A_________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on August 30, 2002: 25,714,435

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 2002 and  January 31, 2002..................      3

          Consolidated Statements of Income - Three and Six
           Months Ended July 31, 2002 and 2001..................      5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 2002 and 2001..............      6

          Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended July 31, 2002 and 2001....      8

          Notes to Consolidated Financial Statements............      9

          Report of Independent Accountants.....................     17

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     18

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     24

   PART II. OTHER INFORMATION...................................     25

   SIGNATURES...................................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                             (Unaudited)
                                                       July 31,      January 31,
                                                         2002           2002
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  8,296       $  8,781
      Accounts receivable, less allowance for
           doubtful accounts of $2,218 and $2,278,
           respectively...........................      45,782         44,968
      Inventories.................................      53,470         61,674
      Deferred income taxes.......................       9,650         10,156
      Other current assets........................       1,126          6,754
                                                       -------        -------
                 Total current assets.............     118,324        132,333

Property, plant and equipment, net................     122,154        131,207
Intangible and other assets, net..................      22,829         24,659
Goodwill, net.....................................     112,890        107,359
                                                       -------        -------
                 Total assets.....................    $376,197       $395,558
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 14,823       $ 27,255
      Accounts payable............................      17,120         19,640
      Accrued liabilities.........................      20,248         22,210
      Income taxes................................       2,218           -
      Other current liabilities...................       8,199          8,214
                                                       -------        -------
                 Total current liabilities........      62,608         77,319

Deferred income taxes ............................       2,653          2,602
Long-term debt....................................      35,511         46,892
Other liabilities.................................      19,458         18,574
                                                       -------        -------
                 Total liabilities................     120,230        145,387
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)


                                                            (Unaudited)
                                                      July 31,      January 31,
                                                        2002           2002
                                                        ----           ----
Commitments and contingencies

Minority interest.................................       8,202          8,313

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,471,669 and
          28,431,728 shares issued, respectively..         285            284
      Additional paid-in capital..................      66,522         65,893
      Treasury stock, at cost, 2,717,034 and
          2,414,161 shares, respectively..........     (35,054)       (29,743)
      Accumulated other comprehensive loss........        (228)        (3,057)
      Retained earnings...........................     216,240        208,481
                                                       -------        -------
                 Total stockholders' equity.......     247,765        241,858
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $376,197       $395,558
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                  (Unaudited)                    (Unaudited)
                                              Three months ended              Six months ended
                                                   July 31,                       July 31,
                                               2002        2001              2002          2001
                                               ----        ----              ----          ----

Net sales............................        $ 84,292    $125,493           $168,354    $280,876
Cost of sales........................          64,090      87,984            129,506     197,334
                                              -------     -------            -------     -------
    Gross profit.....................          20,202      37,509             38,848      83,542

Selling, general and
    administrative expenses..........           9,044      11,716             17,853      25,425
Research and development
    expenses.........................           2,532       2,727              4,894       5,434
                                              -------     -------            -------     -------
    Operating income.................           8,626      23,066             16,101      52,683

Interest expense, net................             822       1,708              2,006       3,758
Other expense, net...................             116          68                110         126
                                              -------     -------            -------     -------
    Income before income taxes and
       minority interest.............           7,688      21,290             13,985      48,799

Provision for income taxes...........           2,844       7,740              5,174      18,056
                                              -------     -------            -------     -------
    Net income before minority
       interest......................           4,844      13,550              8,811      30,743

Minority interest....................             140         450                (17)        796
                                              -------     -------            -------     -------
    Net income.......................        $  4,704    $ 13,100           $  8,828    $ 29,947
                                              =======     =======            =======     =======

Net income per share - basic.........        $    .18    $    .50           $    .34    $   1.14
                                              =======     =======            =======     =======

Net income per share - diluted.......        $    .18    $    .49           $    .34    $   1.11
                                              =======     =======            =======     =======

Dividends per share..................        $ .02750    $ .01375           $ .04125    $ .02750
                                              =======     =======            =======     =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                              (Unaudited)
                                                           Six months ended
                                                               July 31,
                                                           2002        2001
                                                           ----        ----
Cash flows provided (used) by operating activities:
    Net income......................................    $  8,828    $ 29,947
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest.........................         (17)        796
          Depreciation and amortization.............      12,250      15,414
          Deferred income taxes.....................         557          70
          Loss on disposal of assets................         320         102
          Changes in:
                Accounts receivable.................        (393)     17,160
                Inventories.........................       8,829       2,201
                Other current assets................          38        (913)
                Accounts payable....................        (680)    (15,469)
                Accrued liabilities.................      (1,914)     (4,407)
                Income taxes payable................       7,857      (2,137)
                Other current liabilities...........         (13)     (2,572)
                Other liabilities...................         891         108
          Other, net................................      (2,636)        583
                                                         -------     -------
Net cash provided by operating activities...........      33,917      40,883
                                                         -------     -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment....      (3,551)    (16,774)
    Proceeds from disposal of property, plant
       and equipment................................         602          28
                                                         -------     -------
Net cash used by investing activities...............      (2,949)    (16,746)
                                                         -------     -------
Cash flows provided (used) by financing activities:
    Repayment of debt...............................     (24,411)    (32,117)
    Proceeds from new borrowings....................          -       27,852
    Financing cost of long-term debt................        (118)         -
    Proceeds from issuance of common stock, net.....         419       1,268
    Purchase of treasury stock......................      (6,402)     (7,280)
    Payment of common stock dividends...............      (1,073)     (1,081)
                                                         -------     -------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)

                                                            (Unaudited)
                                                         Six months ended
                                                             July 31,
                                                        2002          2001
                                                        ----          ----

Net cash used by financing activities.............    (31,585)      (11,358)
                                                      -------       -------
Effect of exchange rate changes on cash...........        132           (55)
                                                      -------       -------
(Decrease) increase in cash and cash equivalents..       (485)       12,724

Cash and cash equivalents at beginning
   of period......................................      8,781         7,709
                                                      -------       -------
Cash and cash equivalents at end of period........   $  8,296      $ 20,433
                                                      =======       =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................   $   (957)     $ (4,543)
                                                      =======       =======



        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                 (Unaudited)          (Unaudited)
                                                             Three months ended     Six months ended
                                                                  July 31,               July 31,
                                                             2002          2001     2002         2001
                                                             ----          ----     ----         ----

Net income...............................................  $ 4,704      $13,100    $ 8,828      $29,947

Other comprehensive (expense) income, net of tax:

  Cumulative effect of accounting change.................        -            -          -         (103)

  Net unrealized loss on derivative instruments..........     (286)        (264)       (67)        (475)

  Foreign currency translation adjustments...............    1,981         (144)     2,896         (773)
                                                            ------       ------     ------       ------
Total comprehensive income...............................  $ 6,399      $12,692    $11,657      $28,596
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2002. The January 31, 2002 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 2002 and the related consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2002 and 2001 and the related consolidated statements of cash flow for the six months ended July 31, 2002 and 2001. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an impairment test annually (or more frequently if impairment indicators arise), using a fair value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the recognition, measurement and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a disposal activity, (including those related to employee termination benefits and obligations under operating leases and other contracts), be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF No. 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill:

     In conjunction with the implementation of SFAS No. 142, the Company has completed the transitional goodwill impairment test as of February 1, 2002 and has determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:


                                               Three months ended         Six months ended
                                                    July 31,                 July 31,
                                                2002        2001          2002       2001
                                                ----        ----          ----       ----

Reported net income......................      $4,704    $13,100         $8,828    $29,947
Goodwill amortization, net of tax........           -        933              -      1,956
                                                -----     ------          -----     ------
Adjusted net income......................      $4,704    $14,033         $8,828    $31,903
                                                =====     ======          =====     ======
Reported net income per
 common share - basic....................      $  .18    $   .50         $  .34    $  1.14
Goodwill amortization, net of tax........           -        .04              -        .08
                                                -----     ------          -----     ------
Adjusted net income per
 common share - basic....................      $  .18    $   .54         $  .34    $  1.22
                                                =====     ======          =====     ======
Reported net income per
 common share - diluted..........              $  .18    $   .49         $  .34    $  1.11
Goodwill amortization, net of tax........           -        .03              -        .08
                                                -----     ------          -----     ------
Adjusted net income per
 common share - diluted..................      $  .18    $   .52         $  .34    $  1.19
                                                =====     ======          =====     ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (continued)

     During the six months ended July 31, 2002, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows:

                                                                               Power      Motive
                                                       Powercom   Dynasty   Electronics   Power    Total
                                                       --------   -------   -----------   -----    -----


Goodwill, January 31, 2002...........................   $1,376    $57,939     $47,551     $493    $107,359
Assembled workforce reclassified.....................        -          -         879        -         879
Effect of exchange rate changes on goodwill..........        1        105       4,546        -       4,652
                                                         -----     ------      ------      ---     -------
Goodwill, July 31, 2002..............................   $1,377    $58,044     $52,976     $493    $112,890
                                                         =====     ======      ======      ===     =======

Identified Intangible Assets:

     During the six months ended July 31, 2002, no acquisition-related intangibles were acquired, impaired or written off.

     Identified intangible assets as of July 31, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(3,048)      $14,792
Intellectual property.......         7,737          (5,111)        2,626
Other.......................         2,407            (927)        1,480
                                    ------          ------        ------
Total intangible assets.....       $27,984         $(9,086)      $18,898
                                    ======          ======        ======

     Identified intangible assets as of January 31, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(2,602)      $15,238
Intellectual property.......         7,601          (4,706)        2,895
Other.......................         3,675          (1,251)        2,424
                                    ------          ------        ------
Total intangible assets.....       $29,116         $(8,559)      $20,557
                                    ======          ======        ======


     Based on intangibles recorded at July 31, 2002, the annual amortization expense is expected to be as follows (assuming current exchange rates):


                                   2003      2004      2005     2006     2007
                                   ----      ----      ----     ----     ----

Trade names.................     $  892    $  892    $  892   $  892   $  892
Intellectual property.......        772       772       408      355      180
Other.......................        128       128        79       76       35
                                  -----     -----     -----    -----    -----
Total intangible assets.....     $1,792    $1,792    $1,379   $1,323   $1,107
                                  =====     =====     =====    =====    =====

     Amortization of identified intangibles was $898 for the six months ended July 31, 2002.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,    January 31,
                                                      2002         2002
                                                      ----         ----

         Raw materials............................  $21,409       $26,202
         Work-in-progress.........................   12,277        12,830
         Finished goods...........................   19,784        22,642
                                                     ------        ------
                                                    $53,470       $61,674
                                                     ======        ======


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                             July 31,
                                                        2002         2001
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.8          2.5
     Foreign sales corporation.......................   (0.4)        (0.5)
     Tax effect of foreign operations................   (0.1)        (0.6)
     Research and development credit.................   (0.1)        (0.1)
     Other...........................................    0.8          0.7
                                                        ----         ----
                                                        37.0%        37.0%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per share - basic for the three and six month periods ended July 31, 2002 and 2001 is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:



                                                       Three months ended          Six months ended
                                                            July 31,                    July 31,
                                                        2002         2001         2002         2001
                                                        ----         ----         ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,915,083   26,149,099    25,943,416   26,161,223
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       225,323      702,586       263,766      745,484
                                                     ----------   ----------    ----------   ----------
Weighted average common
   shares - diluted..............................    26,140,406   26,851,685    26,207,182   26,906,707
                                                     ==========   ==========    ==========   ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


7.   CONTINGENT LIABILITIES

Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use of hazardous substances and disposal of hazardous wastes; (iii) monitoring and permitting of air and water emissions; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in the Company's manufacturing process.

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

     The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at three lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the acquisition.

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002 one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. On August 6, 2002, Exide notified the PRPs that it will no longer be taking an active role in any further action at the site and discontinued its financial participation. This results in a pro rata increase in the liabilities of the other PRPs, including the Company.

     The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

     In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. The Company is currently reviewing information regarding its involvement at this site.

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


7.   CONTINGENT LIABILITIES (continued)


     The Company is also aware of the existence of potential contamination at its Huguenot, New York facility, which may require expenditures for further investigation and remediation. Fluoride and other contamination in an inactive lagoon exceeding the state's groundwater standards, which existed prior to the Company's acquisition of the site, has resulted in the site being listed on the registry of inactive hazardous waste disposal sites maintained by the New York State Department of Environmental Conservation ("NYSDEC"). The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter. The NYSDEC has issued a Record of Decision for the soil remediation portion of this site. However, a final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York.

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at the Company's Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible  for  (i)  one-half  of the  cost  of  the  on-site  assessment  and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

     In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company is in active negotiations with both the EPA and Department of Justice regarding a potential resolution of this matter, which is likely to result in a penalty assessment.

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 2002 and 2001 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended July 31, 2002:

Net sales................................     $ 35,668        $23,054       $12,493       $13,077       $ 84,292
Operating income (loss)..................     $  5,306        $ 4,018       $   440       $(1,138)      $  8,626

Three months ended July 31, 2001:

Net sales................................     $ 65,673        $28,706       $15,187       $15,927       $125,493
Operating income (loss)..................     $ 18,655        $ 4,885       $  (783)      $   309       $ 23,066

Six months ended July 31, 2002:

Net sales................................     $ 72,156        $44,110       $25,336       $26,752       $168,354
Operating income (loss)..................     $ 11,310        $ 6,410       $   576       $(2,195)      $ 16,101

Six months ended July 31, 2001:

Net sales................................     $143,598        $62,143       $40,283       $34,852       $280,876
Operating income.........................     $ 40,045        $10,935       $   372       $ 1,331       $ 52,683


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

9.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of July 31, 2002 and January 31, 2002. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive loss.


                                        Fixed     Variable     Fair       Fair
                                       Interest   Interest    Value      Value
Notional      Origination   Maturity     Rate       Rate        At         At
 Amount           Date        Date       Paid     Received    7/31/02    1/31/02
--------      -----------   --------   --------   --------    -------    -------

$ 6,500       12/20/95      12/20/02    6.01%     LIBOR       $  (106)  $  (240)

 20,000       03/11/99      03/11/02    5.58%     LIBOR             -       (77)

 20,000       02/05/01      03/01/03    5.24%     LIBOR          (396)     (783)

 20,000       04/11/01      04/11/06    5.56%     LIBOR        (1,431)     (735)
                                                              -------   -------
                                                              $(1,933)  $(1,835)
                                                              =======   =======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(1,060)and $(34) as of July 31, 2002 and January 31, 2002. Changes in the fair value of these currency forward contracts are recorded in earnings.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of July 31, 2002, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended July 31, 2002 and 2001, and the consolidated statement of cash flows for the six-month periods ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 21, 2002

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "six-month period", refer to the second quarter of fiscal 2003 and the six months ended July 31, 2002. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

     Net sales decreased $41,201 or 33% for quarter and $112,522 or 40% for the six-month period. The decrease in sales for the quarter resulted from lower customer demand for products of all divisions. Sales of the Powercom Division decreased $30,005 or 46% during the quarter, mainly due to lower demand from the telecommunication and UPS markets. The reduced level of capital spending in the telecommunications sector continues to affect sales. Sales by the Dynasty Division declined $5,652 or 20% during the quarter, due to lower sales to the telecommunications market, partially offset by increased sales to the mobility market. Reduced demand in our sealed product line continues to affect this division. Motive Power divisional sales decreased $2,850 or 18% during the quarter, primarily consisting of lower battery and charger sales. Power Electronics divisional sales decreased $2,694 or 18% during the quarter, primarily due to a decline in DC to DC converter sales to key telecommunications customers. The decrease in sales for the six-month period also resulted from lower customer demand for products of all divisions. Sales of the Powercom Division decreased $71,442 or 50% during the six-month period, mainly due to lower demand from the telecommunication and UPS markets. Sales by the Dynasty Division declined $18,033 or 29% during the six-month period, due to lower sales to the telecommunications and UPS markets, partially offset by increased sales to the mobility market. Motive Power divisional sales decreased $8,100 or 23% during the six-month period, primarily consisting of lower battery and charger sales. Power Electronics divisional sales decreased $14,947 or 37% during the quarter, primarily due to a decline in DC to DC converter sales to key telecommunications customers. We continue to see no near term, meaningful, improvement in the financial performance of the Power Electronics Division.
However, quotation activity has increased, numerous design wins have been registered and more than 10% of sales in the six-month period ended July 31, 2002 have come from newly introduced products.

     Gross profit for the quarter decreased $17,307 or 46% to $20,202 from $37,509 in the same quarter of the prior year, resulting in a decrease in gross margin from 29.9% to 24.0% in the second quarter of fiscal 2003. Gross profit during the quarter was lower in all divisions, primarily as a result of lower sales, partially offset by cost savings initiatives. Also contributing to the lower gross profit in the Motive Power Division during the quarter was continuing plant operational difficulties. Gross profit for the six-month period decreased $44,694 or 53% to $38,848 from $83,542 in the prior year, resulting in a decrease in gross margin from 29.7% to 23.1%. Gross profit was lower in the six-month period in all divisions primarily as a result of lower sales volumes, coupled with the aforementioned plant operational difficulties in the Motive Power Division, and partially offset by cost savings initiatives. The second quarter's gross margin percentage of 24.0% was an increase over the first quarter's gross margin of 22.2%. This is primarily due to prices that have held up reasonably well coupled with aggressive cost reduction/containment initiatives that have taken effect. Material costs, including lead, remain relatively stable at this time. Additionally, the aforementioned new product introductions at our Power Electronics Division, along with new product introductions at our Powercom and Dynasty divisions, are having a positive effect on our gross margins.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Selling, general and administrative expenses for the second quarter of fiscal 2003 decreased $2,672 or 23%. This decrease was primarily due to lower variable selling costs associated with the decreased sales volumes and the implementation of SFAS No. 142, which discontinued the amortization of goodwill. Selling, general and administrative expenses for the six-month period decreased $7,572 or 30% due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) the implementation of SFAS No. 142 and (iii) lower salary expenses. This decrease was partially offset by the positive effect of the full recovery of certain litigation and settlement costs from our insurance carriers during the first quarter of fiscal 2002.

     Research and development expenses for the second quarter of fiscal 2003 decreased $195 or 7%, mainly as a result of lower spending by the Power Electronics and Powercom divisions. As a percentage of sales, research and development expenses increased from 2% in the second quarter of fiscal 2002 to 3% in the second quarter of fiscal 2003 as a result of lower sales volumes. For the six-month period, research and development expenses decreased $540 or 10%, primarily as a result of lower spending by the Power Electronics and Powercom divisions. As a percentage of sales, research and development expenses increased from 2% in the first six months of fiscal 2002 to 3% in the first six months of fiscal 2003 as a result of lower sales volumes.

     Operating income for the quarter decreased $14,440 or 63% to $8,626 from $23,066 in the second quarter of the prior year. This decrease was the result of lower operating income generated by the Powercom and Dynasty divisions, coupled with an operating loss generated by the Motive Power Division (compared to an operating profit in the second quarter of the prior fiscal year), partially offset by operating income in the Power Electronics Division (compared to an operating loss in the second quarter of fiscal 2002). For the six-month period, operating income decreased $36,582 or 69% to $16,101 from $52,683 in the six months ended July 31, 2001. This decrease was the result of lower operating income generated by the Powercom and Dynasty divisions coupled with an operating loss generated by the Motive Power Division (compared to an operating profit in the first six months of the prior fiscal year), partially offset by higher operating income generated by the Power Electronics Division. With respect to the Motive Power Division, the operational difficulties are in the process of being resolved.

     Interest expense, net, decreased $886 in the quarter and $1,752 in the six-month period, primarily due to lower average debt balances outstanding, coupled with lower effective interest rates.

     Income tax expense for the quarter decreased $4,896 as a result of lower income before income taxes, partially offset by a slightly higher effective tax rate. For the six-month period, income tax expense decreased $12,882 due to lower income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impact of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the second quarter of fiscal 2003 was 37.0% compared to 36.4% in the second quarter of the prior fiscal year. For the first six months of the current and prior year, the effective tax rate was 37.0%.

     Minority interest decreased $310 in the quarter and $813 in the six-month period, primarily due to lower income recorded by the Shanghai, China joint venture. Minority interest reflects the 33% ownership of the joint venture that is not owned by C&D.

     As a result of the above, net income decreased $8,396 or 64% in the second quarter of fiscal 2003 to $4,704 or 18 cents per share - basic and diluted. For the six-month period, net income decreased $21,119 or 71% to $8,828 or 34 cents per share - basic and diluted. Due to our cost containment initiatives and a business environment that appears to have bottomed, we anticipate our third quarter earnings to be in the range of 18 to 21 cents per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


Liquidity and Capital Resources

     Net cash provided by operating activities decreased $6,966 or 17% to $33,917 for the six-month period ended July 31, 2002, compared to $40,883 for the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a decrease in net income; and
(ii) an increase in accounts receivable during the six months ended July 31, 2002 versus a decrease in the comparable period of the prior year (due to the slowdown in business that occurred in the prior year). These changes, resulting in lower net cash provided by operating activities, were partially offset by:
(i) a smaller decrease in accounts payable (due to the slowdown in business that occurred in the prior year); (ii) an increase in current taxes payable versus a decrease in the prior year; and (iii) a larger decrease in inventory. Our inventory has decreased by more than $8,000 for the six-month period ended July 31, 2002, with over 50% of this reduction coming from the Power Electronics Division.

     Net cash used by investing activities decreased $13,797 or 82% to $2,949 in the six months ended July 31, 2002 compared to $16,746 in the same period of the prior year, primarily due to lower capital spending.

     Net cash used by financing activities increased $20,227 or 178% to $31,585 in the first six months of fiscal 2003 compared to $11,358 in the prior year This increase was due to an increase in debt payments coupled with less proceeds from new borrowings. New borrowings for the first six months of fiscal 2002 related to a 22 million British Pound Sterling line of credit, the proceeds of which were used to pay down debt denominated in U.S. Dollars.

     The availability under our current loan agreements is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. These agreements contain restrictive covenants that require us to maintain minimum ratios such as fixed charges coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at July 31, 2002. Capital expenditures during the first six months of fiscal 2003 were incurred to fund, a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Total fiscal 2003 capital expenditures are expected to be approximately $7,000 for similar purposes.

     On July 24, 2002 our Board of Directors terminated the previous stock buy-back program announced in February 2000, after having purchased approximately 852,000 shares of the authorized 1,000,000 shares at a total price of approximately $23,300. At the same time, our Board of Directors announced a new buy-back program for 1,000,000 shares. We intend to continue making prudent purchases of our Company stock while paying down debt, and to selectively pursue complementary acquisition prospects. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects, and may require prudent external financing. We cannot assure, however, that we will be able to make any such acquisitions.

     Our bank loan agreement permits quarterly dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying quarterly dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors. During the second quarter of fiscal 2002, quarterly dividends were declared twice, once in May for payment in July and once in July for payment in October. Therefore, there will not be a quarterly dividend declaration during the third quarter of fiscal 2003. The next quarterly dividend declaration is expected to occur in the fourth quarter of fiscal 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, we discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an impairment test annually (or more frequently if impairment indicators arise), using a fair value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

     In conjunction with the implementation of SFAS No. 142, we have completed the transitional goodwill impairment test as of February 1, 2002 and have determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:


                                                Three months ended       Six months ended
                                                     July 31,                July 31,
                                                2002          2001       2002        2001
                                                ----          ----       ----        ----

Reported net income......................      $4,704       $13,100     $8,828     $29,947
Goodwill amortization, net of tax........           -           933          -       1,956
                                                -----        ------      -----      ------
Adjusted net income......................      $4,704       $14,033     $8,828     $31,903
                                                =====        ======      =====      ======
Reported net income per
 common share - basic....................      $  .18       $   .50     $  .34     $  1.14
Goodwill amortization, net of tax........           -           .04          -         .08
                                                -----        ------      -----      ------
Adjusted net income per
 common share - basic....................      $  .18       $   .54     $  .34     $  1.22
                                                =====        ======      =====      ======
Reported net income per
 common share - diluted..........              $  .18       $   .49     $  .34     $  1.11
Goodwill amortization, net of tax........           -           .03          -         .08
                                                -----        ------      -----      ------
Adjusted net income per
 common share - diluted..................      $  .18       $   .52     $  .34     $  1.19
                                                =====        ======      =====      ======

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a disposal activity, (including those related to employee termination benefits and obligations under operating leases and other contracts), be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF No. 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.


FORWARD-LOOKING STATEMENTS

     Certain of the statements and information contained in this Quarterly Report on Form 10-Q, are "forward-looking statements" (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and, accordingly, are subject to risks and uncertainties. For such statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

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

o We are exposed to the credit risk of some of our customers including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks.

o Our business, results of operations and financial condition could be affected by significant pending and future litigation adverse to us, such as, without limitation, product liability, contract and employment-related claims and claims arising from any injury or damage to persons or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities).

o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract and retain qualified personnel.

     The  foregoing  list  of  important  factors  is  not   all-inclusive,   or
necessarily in order of importance.

Item 3.


Quantitative and Qualitative Disclosure About Market Risk


     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for speculative purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. Additional disclosure regarding our various market risks are set forth in our fiscal 2002 Form 10-K filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          Reference is made to Item 4 of the Company's Form 10-Q Quarterly Report for the period ended April 30, 2002, which is incorporated by reference.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Seventh Amendment dated as of June 21, 2002, to the credit agreement, dated as of March 1, 1999 among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America, as administrative agent (filed herewith).

          10.2 Employee Separation Agreement dated June 21, 2002 between Mark Amatrudo and C&D (filed herewith).

          10.3 Employment Agreement dated July 24, 2002 between Robert Scott and C&D (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.





 September 13, 2002                      BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)




 September 13, 2002                      BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)


                                 CERTIFICATION
                                 -------------

     I,   Wade H. Roberts, Jr., certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  C&D
          Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     Date: September 13, 2002                      /s/ Wade H. Roberts, Jr.
           --------------------                    -----------------------------
                                                   Wade H. Roberts, Jr.
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


                                  CERTIFICATION
                                  -------------

     I,   Stephen E. Markert, Jr., certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  C&D
          Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     Date: September 13, 2002                      /s/ Stephen E. Markert, Jr.
           --------------------                    -----------------------------
                                                   Stephen E. Markert, Jr.
                                                   Vice President Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX


          10.1 Seventh Amendment dated as of June 21, 2002, to the credit agreement, dated as of March 1, 1999 among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America, as administrative agent.

          10.2 Employee Separation Agreement dated June 21, 2002 between Mark Amatrudo and C&D.

          10.3 Employment Agreement dated July 24, 2002 between Robert Scott and C&D.


          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.


          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.