Form 10-Q
period 2002-10-31
C&D TECHNOLOGIES INC
filed 2002-12-13
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

YES X NO_____

Number of shares of the Registrant's Common Stock outstanding on November 29, 2002: 25,699,853

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 2002 and January 31, 2002................      3

          Consolidated Statements of Income - Three and Nine
           Months Ended October 31, 2002 and 2001...............      5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 2002 and 2001..........      6

          Consolidated Statements of Comprehensive Income -
           Three and Nine Months Ended October 31, 2002 and 2001      8

          Notes to Consolidated Financial Statements............      9

          Report of Independent Accountants.....................     17

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     18

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     24

      Item 4 - Controls and Procedures..........................     24

   PART II. OTHER INFORMATION...................................     25

   SIGNATURES and CERTIFICATIONS................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                      October 31,    January 31,
                                                         2002           2002
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  8,378       $  8,781
      Accounts receivable, less allowance for
           doubtful accounts of $2,183 and $2,278,
           respectively...........................      48,227         44,968
      Inventories.................................      50,671         61,674
      Deferred income taxes.......................      10,574         10,156
      Other current assets........................       1,388          6,754
                                                       -------        -------
                 Total current assets.............     119,238        132,333

Property, plant and equipment, net................     118,423        131,207
Intangible and other assets, net..................      27,774         24,659
Goodwill..........................................     112,935        107,359
                                                       -------        -------
                 Total assets.....................    $378,370       $395,558
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 14,655       $ 27,255
      Accounts payable............................      22,828         19,640
      Accrued liabilities.........................      20,994         22,210
      Income taxes................................       4,421            -
      Other current liabilities...................       7,790          8,214
                                                       -------        -------
                 Total current liabilities........      70,688         77,319

Deferred income taxes ............................       3,500          2,602
Long-term debt....................................      25,922         46,892
Other liabilities.................................      17,365         18,574
                                                       -------        -------
                 Total liabilities................     117,475        145,387
                                                       -------        -------




        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                      October 31,   January 31,
                                                          2002         2002
                                                          ----         ----
Commitments and contingencies

Minority interest.................................       8,281          8,313

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,480,669 and
          28,431,728 shares issued, respectively..         285            284
      Additional paid-in capital..................      67,680         65,893
      Treasury stock, at cost, 2,776,632 and
          2,414,161 shares, respectively..........     (36,463)       (29,743)
      Accumulated other comprehensive loss........        (257)        (3,057)
      Retained earnings...........................     221,369        208,481
                                                       -------        -------
                 Total stockholders' equity.......     252,614        241,858
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $378,370       $395,558
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                              Three months ended             Nine months ended
                                                  October 31,                   October 31,
                                               2002        2001               2002         2001
                                               ----        ----               ----         ----

Net sales............................        $ 87,637    $102,505           $255,991    $383,381
Cost of sales........................          66,829      80,395            196,335     277,729
                                              -------     -------            -------     -------
    Gross profit.....................          20,808      22,110             59,656     105,652

Selling, general and
    administrative expenses..........           8,955      13,965             26,808      39,390
Research and development
    expenses.........................           2,461       2,461              7,355       7,895
                                              -------     -------            -------     -------
    Operating income.................           9,392       5,684             25,493      58,367

Interest expense, net................             974       1,593              2,980       5,351
Other expense, net...................             258         706                368         832
                                              -------     -------            -------     -------
    Income before income taxes and
       minority interest.............           8,160       3,385             22,145      52,184

Provision for income taxes...........           2,953       1,252              8,127      19,308
                                              -------     -------            -------     -------
    Net income before minority
       interest......................           5,207       2,133             14,018      32,876

Minority interest....................              79         285                 62       1,081
                                              -------     -------            -------     -------
    Net income.......................        $  5,128    $  1,848           $ 13,956    $ 31,795
                                              =======     =======            =======     =======

Net income per share - basic.........        $    .20    $    .07           $    .54    $   1.22
                                              =======     =======            =======     =======

Net income per share - diluted.......        $    .20    $    .07           $    .54    $   1.19
                                              =======     =======            =======     =======

Dividends per share..................        $    -      $ .01375           $ .04125    $ .04125
                                              =======     =======            =======     =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                               Nine months ended
                                                                  October 31,
                                                                2002       2001*
                                                                ----       ----
Cash flows provided (used) by operating activities:
    Net income...........................................   $ 13,956   $ 31,795
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................         62      1,081
          Depreciation and amortization..................     18,322     23,192
          Deferred income taxes..........................        480       (413)
          Loss on disposal of assets.....................        386        219
          Changes in:
                Accounts receivable......................     (2,761)    27,153
                Inventories..............................     11,613     10,159
                Other current assets.....................       (225)      (471)
                Accounts payable.........................      4,948    (20,355)
                Accrued liabilities......................       (808)    (4,739)
                Income taxes payable.....................     10,069     (4,125)
                Other current liabilities................       (427)    (1,098)
                Other liabilities........................       (919)    (2,415)
                Other assets.............................     (3,892)      (201)
          Other, net.....................................     (2,629)      (263)
                                                             -------    -------
Net cash provided by operating activities................     48,175     59,519
                                                             -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment.........     (5,267)   (22,473)
    Proceeds from disposal of property, plant
       and equipment.....................................        648         38
                                                             -------    -------
Net cash used by investing activities....................     (4,619)   (22,435)
                                                             -------    -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................    (34,611)   (43,632)
    Proceeds from new borrowings.........................        -       11,786
    Financing cost of long-term debt.....................       (118)       -
    Proceeds from issuance of common stock, net..........        524      1,439
    Purchase of treasury stock...........................     (8,393)    (7,427)
    Payment of common stock dividends....................     (1,426)    (1,441)
    Payment of minority interest dividends...............        (94)       -
                                                             -------    -------

* Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                               Nine months ended
                                                                  October 31,
                                                                2002       2001*
                                                                ----       ----

Net cash used by financing activities.............           (44,118)   (39,275)
                                                             -------    -------
Effect of exchange rate changes on cash...........               159        (17)
                                                             -------    -------
Decrease in cash and cash equivalents.............              (403)    (2,208)

Cash and cash equivalents at beginning
   of period......................................             8,781      7,709
                                                             -------    -------
Cash and cash equivalents at end of period........          $  8,378   $  5,501
                                                             =======    =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................          $   (917)  $ (4,435)
                                                             =======    =======
Fair market value of treasury stock
   issued to pension plans........................          $  1,625   $    -
                                                             =======    =======


* Reclassified for comparative purposes.


        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)


                                                             Three months ended     Nine months ended
                                                                October 31,            October 31,
                                                             2002         2001       2002         2001
                                                             ----         ----       ----         ----

Net income...............................................  $ 5,128      $ 1,848    $13,956      $31,795

Other comprehensive (expense) income, net of tax:

  Cumulative effect of accounting change.................      -            -          -           (103)

  Net unrealized loss on derivative instruments..........     (121)      (1,016)      (188)      (1,491)

  Foreign currency translation adjustments...............       92          947      2,988          174
                                                            ------       ------     ------       ------
Total comprehensive income...............................  $ 5,099      $ 1,779    $16,756      $30,375
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2002. The January 31, 2002 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 2002 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2002 and 2001 and the related consolidated statements of cash flow for the nine months ended October 31, 2002 and 2001. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an annual impairment test (or more frequently if impairment indicators arise), using a fair value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill:

     In conjunction with the implementation of SFAS No. 142, the Company has completed the transitional goodwill impairment test as of February 1, 2002 and has determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:


                                               Three months ended        Nine months ended
                                                   October 31,              October 31,
                                                2002        2001          2002       2001
                                                ----        ----          ----       ----

Reported net income......................      $5,128     $1,848         $13,956   $31,795
Goodwill amortization, net of tax........           -      1,106               -     3,062
                                                -----      -----          ------    ------
Adjusted net income......................      $5,128     $2,954         $13,956   $34,857
                                                =====      =====          ======    ======
Reported net income per
 common share - basic....................      $  .20     $  .07         $   .54   $  1.22
Goodwill amortization, net of tax........           -        .04               -       .11
                                                -----      -----          ------    ------
Adjusted net income per
 common share - basic....................      $  .20     $  .11         $   .54   $  1.33
                                                =====      =====          ======    ======
Reported net income per
 common share - diluted..........              $  .20     $  .07         $   .54   $  1.19
Goodwill amortization, net of tax........           -        .04               -       .11
                                                -----      -----          ------    ------
Adjusted net income per
 common share - diluted..................      $  .20     $  .11         $   .54   $  1.30
                                                =====      =====          ======    ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (continued)

     During the nine months ended October 31, 2002, no goodwill was acquired, impaired or written off. Goodwill by operating segment was adjusted as follows:

                                                                               Power      Motive
                                                       Powercom   Dynasty   Electronics   Power    Total
                                                       --------   -------   -----------   -----    -----


Goodwill, January 31, 2002...........................   $1,376    $57,939     $47,551     $493    $107,359
Assembled workforce reclassified.....................        -          -         879        -         879
Effect of exchange rate changes on goodwill..........        3        117       4,576        1       4,697
                                                         -----     ------      ------      ---     -------
Goodwill, October 31, 2002...........................   $1,379    $58,056     $53,006     $494    $112,935
                                                         =====     ======      ======      ===     =======

Identified Intangible Assets:

     During the nine months ended October 31, 2002, no acquisition-related intangibles were acquired, impaired or written off.

     Identified intangible assets as of October 31, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(3,271)      $14,569
Intellectual property.......         7,738          (5,306)        2,432
Other.......................         2,407            (959)        1,448
                                    ------          ------        ------
Total intangible assets.....       $27,985         $(9,536)      $18,449
                                    ======          ======        ======

     Identified intangible assets as of January 31, 2002 consisted of the following:

                                                 Accumulated
                                Gross Assets     Amortization      Net
                                ------------     ------------      ---

Trade names.................       $17,840         $(2,602)      $15,238
Intellectual property.......         7,601          (4,706)        2,895
Other.......................         3,675          (1,251)        2,424
                                    ------          ------        ------
Total intangible assets.....       $29,116         $(8,559)      $20,557
                                    ======          ======        ======


     Based on intangibles recorded at October 31, 2002, the annual amortization expense is expected to be as follows (assuming current exchange rates):


                                   2003      2004      2005     2006     2007
                                   ----      ----      ----     ----     ----

Trade names.................     $  892    $  892    $  892   $  892   $  892
Intellectual property.......        775       775       411      358      183
Other.......................        128       128        79       76       35
                                  -----     -----     -----    -----    -----
Total intangible assets.....     $1,795    $1,795    $1,382   $1,326   $1,110
                                  =====     =====     =====    =====    =====

     Amortization of identified intangibles was $1,346 for the nine months ended October 31, 2002.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


4.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,   January 31,
                                                      2002           2002
                                                      ----           ----

         Raw materials............................  $19,682        $26,202
         Work-in-progress.........................   11,035         12,830
         Finished goods...........................   19,954         22,642
                                                     ------         ------
                                                    $50,671        $61,674
                                                     ======         ======


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        2002         2001
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.7          2.4
     Foreign sales corporation.......................      -         (0.3)
     Tax effect of foreign operations................   (0.3)         0.4
     Research and development credit.................      -         (0.1)
     Other...........................................    0.3         (0.4)
                                                        ----         ----
                                                        36.7%        37.0%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per share - basic for the three and nine month periods ended October 31, 2002 and 2001 is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:



                                                       Three months ended         Nine months ended
                                                           October 31,               October 31,
                                                        2002         2001         2002         2001
                                                        ----         ----         ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,670,645   26,178,156    25,851,493   26,166,802
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       128,409      323,749       218,644      604,906
                                                     ----------   ----------    ----------   ----------
Weighted average common
   shares - diluted..............................    25,799,054   26,501,905    26,070,137   26,771,708
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

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002 one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. On August 6, 2002, Exide notified the PRPs that it will no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company.

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


7.   CONTINGENT LIABILITIES (continued)


     The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contamination in amounts that exceed state groundwater standards. The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter for contamination in place at the time the Company acquired the property. The NYSDEC has issued a Record of Decision for the soil remediation portion of this site. However, a final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York.

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

     Summarized financial information related to the Company's business segments for the three and nine months ended October 31, 2002 and 2001 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended October 31, 2002:

Net sales................................     $ 38,009        $23,460       $12,265       $13,903       $ 87,637
Operating income (loss)..................     $  6,340        $ 3,929       $   181       $(1,058)      $  9,392

Three months ended October 31, 2001:

Net sales................................     $ 51,009        $27,431       $10,785       $13,280       $102,505
Operating income (loss)..................     $  9,622        $ 2,564       $(5,105)      $(1,397)      $  5,684

Nine months ended October 31, 2002:

Net sales................................     $110,165        $67,570       $37,601       $40,655       $255,991
Operating income (loss)..................     $ 17,650        $10,339       $   757       $(3,253)      $ 25,493

Nine months ended October 31, 2001:

Net sales................................     $194,607        $89,574       $51,068       $48,132       $383,381
Operating income (loss)..................     $ 49,667        $13,499       $(4,733)      $   (66)      $ 58,367


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

9.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of October 31, 2002 and January 31, 2002. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive loss.


                                        Fixed     Variable     Fair       Fair
                                       Interest   Interest    Value      Value
Notional      Origination   Maturity     Rate       Rate        At         At
 Amount           Date        Date       Paid     Received    10/31/02   1/31/02
--------      -----------   --------   --------   --------    --------   -------

$ 6,500       12/20/95      12/20/02    6.01%     LIBOR       $   -     $  (240)

 20,000       03/11/99      03/11/02    5.58%     LIBOR           -         (77)

 20,000       02/05/01      03/01/03    5.24%     LIBOR          (237)     (783)

 20,000       04/11/01      04/11/06    5.56%     LIBOR        (1,888)     (735)
                                                              -------   -------
                                                              $(2,125)  $(1,835)
                                                              =======   =======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(434)and $(34) as of October 31, 2002 and January 31, 2002. Changes in the fair value of these currency forward contracts are recorded in earnings.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2002, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended October 31, 2002 and 2001, and the consolidated statement of cash flows for the nine-month periods ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Philadelphia, PA
November 20, 2002

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period", refer to the third quarter of fiscal 2003 and the nine months ended October 31, 2002. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

     Net sales decreased $14,868 or 15% for the quarter and $127,390 or 33% for the nine-month period. Sales of the Powercom Division decreased $13,000 or 25% during the quarter, mainly due to lower demand from the telecommunications and UPS markets. Reduced levels of capital spending in these sectors have continued to affect sales. Sales by the Dynasty Division declined $3,971 or 14% during the quarter, due to lower sales to the UPS and telecommunications markets, partially offset by increased sales to the cable market. Reduced demand for our sealed products has continued to affect this division. Over 60% of the Dynasty Division's quarterly sales were to the UPS market, which continues to be affected by a general business slowdown. Sales to the cable industry were up substantially over last year, and there appears to be an increase in demand within both the cable and broadband markets. These other divisional decreases were offset by increased sales in the Power Electronics and Motive Power divisions. The sales increase in the Power Electronics Division was primarily due to increased DC to DC converter sales. In the Motive Power Division, the sales increase resulted from higher battery sales, partially offset by lower charger sales. The decrease in net sales for the nine-month period resulted from lower customer demand for products of all divisions. Sales of the Powercom Division decreased $84,442 or 43% during the nine-month period, mainly due to lower demand from the telecommunications and UPS markets. Sales by the Dynasty Division declined $22,004 or 25% during the nine-month period, due to lower sales to the telecommunications and UPS markets, partially offset by increased sales to the mobility and cable markets. Motive Power divisional sales decreased $7,477 or 16% during the nine-month period, primarily consisting of lower battery and charger sales. Power Electronics divisional sales decreased $13,467 or 26% during the nine-month period, primarily due to a decline in DC to DC converter sales to key telecommunications customers. We have been actively quoting business in the DC to DC and AC to DC markets but design wins have not yet resulted in significant sales.

     Gross profit for the quarter decreased $1,302 or 6% to $20,808 from $22,110 in the same quarter of the prior year while gross margins increased from 21.6% to 23.7% in the third quarter of fiscal 2003. Gross profit during the quarter was lower in the Powercom and Dynasty divisions, primarily as a result of lower sales. Gross profit in the Motive Power and Power Electronics divisions increased in the quarter, primarily as a result of higher sales, coupled with an inventory-related charge in our Power Electronics Division in the comparable period of the prior year. Gross profit for the nine-month period decreased $45,996 or 44% to $59,656 from $105,652 in the prior year while gross margins decreased from 27.6% to 23.3%. Gross profit was lower in the nine-month period in the Powercom, Dynasty and Motive Power divisions primarily as a result of lower sales volumes, coupled with plant operational difficulties in the Motive Power Division. Gross profit in the Power Electronics Division increased on lower sales due to the aforementioned inventory-related charge in the comparable period of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2003 decreased $5,010 or 36%. This decrease was primarily due to: (i) costs recorded in the third quarter of fiscal 2002 related to a potential acquisition that did not close; (ii) the implementation of SFAS No. 142 in the current year, which discontinued the amortization of goodwill; and (iii) lower variable selling costs associated with decreased sales volumes. The decrease in SG&A expenses for the three-month period was partially offset by higher Motive Power warranty expenses. SG&A expenses for the nine-month period decreased $12,582 or 32% due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) the implementation of SFAS No. 142 in the current year; (iii) costs recorded in the prior year related to the aforementioned potential acquisition that did not close; and (iv) lower payroll-related expenses. This decrease was partially offset by the positive effect of the full recovery of certain litigation and settlement costs from one of our insurance carriers during the first quarter of fiscal 2002.

     Research and development expenses were $2,461 in both the third quarter of fiscal 2003 and the third quarter of fiscal 2002. As a percentage of sales, research and development expenses increased from 2% in the third quarter of fiscal 2002 to 3% in the third quarter of fiscal 2003 as a result of lower sales volumes. For the nine-month period, research and development expenses decreased $540 or 7%, primarily as a result of lower spending by the Power Electronics and Powercom divisions. As a percentage of sales, research and development expenses increased from 2% in the first nine months of fiscal 2002 to 3% in the first nine months of fiscal 2003 as a result of lower sales volumes.

     Operating income for the quarter increased $3,708 or 65% to $9,392 from $5,684 in the third quarter of the prior year. This increase resulted from higher operating income generated by the Dynasty Division, operating income in the Power Electronics Division (compared to an operating loss in the third quarter of fiscal 2002) and a lower operating loss in the Motive Power Division. The Powercom Division recorded lower operating income in the third quarter of fiscal 2003. For the nine-month period, operating income decreased $32,874 or 56% to $25,493 from $58,367 in the nine months ended October 31, 2001. This decrease was the result of lower operating income generated by the Powercom and Dynasty divisions coupled with a larger operating loss generated by the Motive Power Division, partially offset by operating income generated by the Power Electronics Division (compared to an operating loss in the comparable period of the prior year). We continue to see no significant near-term improvement in the financial performance of the Power Electronics Division. Although the Motive Power Division operated at a loss in the quarter, we are increasingly optimistic that the operational issues have been corrected and we expect the Motive Power business to generate improved results in the fourth quarter.

     Interest expense, net, decreased $619 in the quarter and $2,371 in the nine-month period, primarily due to lower average debt balances outstanding, coupled with lower effective interest rates.

     Income tax expense for the quarter increased $1,701 as a result of higher income before income taxes, partially offset by a lower effective tax rate. For the nine-month period, income tax expense decreased $11,181 due to lower income before income taxes, coupled with a lower effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impact of our foreign sales corporation, research and development credits and foreign operations. The effective tax rate for the third quarter of fiscal 2003 was 36.2% compared to 37.0% in the third quarter of the prior fiscal year. For the nine-month period, the effective tax rate was 36.7% compared to 37.0% in the comparable period of the prior year.

     Minority interest decreased $206 in the quarter and $1,019 in the nine-month period, primarily due to lower income recorded by the Shanghai, China joint venture. Minority interest reflects the 33% ownership of the joint venture that is not owned by C&D.

     As a result of the above, net income increased $3,280 or 177% in the third quarter of fiscal 2003 to $5,128 or 20 cents per share - basic and diluted. For the nine-month period, net income decreased $17,839 or 56% to $13,956 or 54 cents per share - basic and diluted. Based on our cost containment initiatives and a business environment that appears to have bottomed, we anticipate our fourth quarter earnings to be comparable to those of the third quarter.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


Liquidity and Capital Resources

     Net cash provided by operating activities decreased $11,344 or 19% to $48,175 for the nine-month period ended October 31, 2002, compared to $59,519 for the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) an increase in accounts receivable during the nine months ended October 31, 2002 versus a decrease in the comparable period of the prior year (due to the slowdown in business that occurred in the prior year); (ii) a decrease in net income; (iii) a decrease in deprecation and amortization (primarily due to the implementation of SFAS No. 142 in the current year); and (iv) a larger increase in other assets (primarily due to additional pension plan funding of approximately $5,000 in cash ). These changes, resulting in lower net cash provided by operating activities, were partially offset by: (i) an increase in accounts payable during the nine months ended October 31, 2002 versus a decrease in the comparable period of the prior year (due to the slowdown in business that occurred in the prior year); and (ii) an increase in current taxes payable versus a decrease in the prior year.

     Net cash used by investing activities decreased $17,816 or 79% to $4,619 in the nine months ended October 31, 2002 compared to $22,435 in the same period of the prior year, primarily due to lower capital spending.

     Net cash used by financing activities increased $4,843 or 12% to $44,118 in the first nine months of fiscal 2003 compared to $39,275 in the prior year. This increase was due to having no proceeds from new borrowings in the current year as compared to $11,786 in the prior year, partially offset a decrease in the reduction of long-term debt. New borrowings in fiscal 2002 related to a 22 million British Pound Sterling line of credit, the proceeds of which were used to pay down debt denominated in U.S. Dollars.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. This loan agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at October 31, 2002. Capital expenditures during the first nine months of fiscal 2003 were incurred to fund a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Total fiscal 2003 capital expenditures are expected to be approximately $7,000 for similar purposes.

     We intend to continue making prudent purchases of our Company stock, paying down debt and selectively pursuing complementary acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

     During the third quarter, we contributed 100,000 shares of C&D stock into our defined benefit pension plan and contributed an additional $5,000 in cash. We expect to contribute a comparable amount of additional cash and/or stock by the end of the current calendar year.

     Our bank loan agreement permits quarterly dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying quarterly dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors. During the second quarter of fiscal 2002, quarterly dividends were declared twice: once in May for payment in July and once in July for payment in October. There was not a quarterly dividend declaration during the third quarter of fiscal 2003. A regular quarterly dividend was declared on November 19, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS

     On February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. As required by SFAS No. 142, we discontinued amortizing the remaining balance of goodwill. All remaining and future acquired goodwill will be subject to an annual impairment test (or more frequently if impairment indicators arise), using a fair value-based approach. Other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.

     In conjunction with the implementation of SFAS No. 142, we have completed the transitional goodwill impairment test as of February 1, 2002 and have determined that no impairment to goodwill existed. Net income and net income per common share adjusted to exclude goodwill amortization is as follows:


                                                Three months ended       Nine months ended
                                                   October 31,              October 31,
                                                2002          2001        2002        2001
                                                ----          ----        ----        ----

Reported net income......................      $5,128        $1,848     $13,956    $31,795
Goodwill amortization, net of tax........           -         1,106           -      3,062
                                                -----         -----      ------     ------
Adjusted net income......................      $5,128        $2,954     $13,956    $34,857
                                                =====         =====      ======     ======
Reported net income per
 common share - basic....................      $  .20        $  .07     $   .54    $  1.22
Goodwill amortization, net of tax........           -           .04           -        .11
                                                -----         -----      ------     ------
Adjusted net income per
 common share - basic....................      $  .20        $  .11     $   .54    $  1.33
                                                =====         =====      ======     ======
Reported net income per
 common share - diluted..........              $  .20        $  .07     $   .54    $  1.19
Goodwill amortization, net of tax........           -           .04           -        .11
                                                -----         -----      ------     ------
Adjusted net income per
 common share - diluted..................      $  .20        $  .11     $   .54    $  1.30
                                                =====         =====      ======     ======

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

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, product development, market position, market conditions, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

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

o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation.

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

Item 4.    Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

           3.1 Amended and Restated By-laws of C&D Technologies, Inc. (filed herewith).

          10.1 Employee Separation Agreement dated September 24, 2002 between Kathryn Bullock and C&D (filed herewith).

          10.2 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and William Harral, III (filed herewith).

          10.3 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Wade H. Roberts, Jr. (filed herewith).

          10.4 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Peter R. Dachowski (filed herewith).

          10.5 Indemnification  Agreement  dated as of November  19, 2002 by and
               between  C&D   Technologies,   Inc.  and  Kevin  P.  Dowd  (filed
               herewith).

          10.6 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Robert I. Harries (filed herewith).

          10.7 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Pamela S. Lewis (filed herewith).

          10.8 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and George MacKenzie (filed herewith).

          10.9 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and John A.H. Shober (filed herewith).

          10.10 First Amendment dated June 12, 2002 to the C&D Technologies Savings Plan, as restated and amended (filed herewith).

          10.11 Second Amendment dated November 20, 2002 to the C&D Technologies Savings Plan, as restated and amended (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.

 December 13, 2002                       BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

 December 13, 2002                       BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

     Date: December 13, 2002                       /s/ Wade H. Roberts, Jr.
           ------------------                      -----------------------------
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


     Date: December 13, 2002                       /s/ Stephen E. Markert, Jr.
           ------------------                      -----------------------------
                                                   Stephen E. Markert, Jr.
                                                   Vice President Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX


           3.1 Amended and Restated By-laws of C&D Technologies, Inc.

          10.1 Employee Separation Agreement dated September 24, 2002 between Kathryn Bullock and C&D.

          10.2 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and William Harral, III.

          10.3 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Wade H. Roberts, Jr.

          10.4 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Peter R. Dachowski.

          10.5 Indemnification  Agreement  dated as of November  19, 2002 by and
               between  C&D   Technologies,   Inc.  and  Kevin  P.  Dowd.

          10.6 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Robert I. Harries.

          10.7 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Pamela S. Lewis.

          10.8 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and George MacKenzie.

          10.9 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and John A.H. Shober.

          10.10 First Amendment dated June 12, 2002 to the C&D Technologies Savings Plan, as restated and amended.

          10.11 Second Amendment dated November 20, 2002 to the C&D Technologies Savings Plan, as restated and amended.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.