Form 10-K
period 2003-01-31
C&D TECHNOLOGIES INC
filed 2003-04-18
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |X| No |_|

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing price on July 31, 2002: $393,365,732

      Number of shares outstanding of each of the Registrant's classes of common stock as of April 4, 2003: 25,594,301 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Portions of Registrant's Proxy Statement                   Part III
to be filed pursuant to Regulation 14A          (Part of Form 10-K into which
within 120 days after the end of Registrant's   Document is incorporated.)
fiscal year covered by this Form 10-K

                      (This page intentionally left blank)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

     Item 1  Business ...................................................      1
     Item 2  Properties .................................................     15
     Item 3  Legal Proceedings ..........................................     16
     Item 4  Submission of Matters to a Vote of
                  Security Holders ......................................     16

Part II

     Item 5  Market for Registrant's Common Equity
                  and Related Stockholder Matters .......................     17
     Item 6  Selected Financial Data ....................................     18
     Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................     19
     Item 7A Quantitative and Qualitative Disclosure
                  About Market Risk .....................................     28
     Item 8  Financial Statements and Supplementary Data ................     29
     Item 9  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ................     29

Part III

     Item 10 Directors and Executive Officers of the Registrant .........     30
     Item 11 Executive Compensation .....................................     30
     Item 12 Security Ownership of Certain Beneficial
                  Owners and Management and Related
                  Stockholder Matters ...................................     30
     Item 13 Certain Relationships and Related Transactions .............     30
     Item 14 Controls and Procedures ....................................     30

Part IV

     Item 15 Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K ...................................     32

Signatures ..............................................................     37

Index to Financial Statements and Financial Statement Schedule ..........    F-1


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

      o     AC to DC and DC to DC power supplies;

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

      In March 1994, we purchased substantially all of the assets and assumed certain liabilities of the PowerSystems Division of ITT, a Tucson, Arizona-based company which designed and manufactured custom power supplies. These power supplies are used in the telecommunications power market and the office equipment market in such applications as networked computing architecture, digital printing equipment, industrial copy machines, remote switching equipment and other applications.

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

      In July 1998, we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

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

      In June 2000, we completed a two-for-one stock split, effected in the form of a 100% stock dividend.

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

Forward-Looking Statements

      Certain of the statements and information contained in this Form 10-K, are "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and, accordingly, are subject to risks and uncertainties. For such statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995. The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in the forward-looking statement, following the forward-looking statement, described in the notes to the Consolidated Financial Statements and other factors discussed in this Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Form 10-K.

      Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, product development, market position, market conditions, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

      o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition, business combinations of competitors or a decline in industry sales from continued economic weakness) both in the United States and other countries in which we conduct business could affect our results of operations. (See Item 1. Business - International Operations, Item
            7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Economy and Shift in Customer Demand, and Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Market Risk Factors.)

      o Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

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

      o We have undertaken and may continue to undertake productivity initiatives, including re-organizations to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to C&D. Also, there can be no assurance that any estimated cost savings from such activities will be realized.

      o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government and, as applicable, other PRPs at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation. (See Business - Environmental Regulations.)

      o We are exposed to the credit risk of our customers including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks or that preference actions or other claims relating to bankruptcy proceeding will not result. (See Item 7A. Quantitative and Qualitative Disclosure About Market Risk.)

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

      o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract or retain qualified personnel.

      o The recent outbreak of severe acute respiratory syndrome ("SARS") could cause direct disruption to our manufacturing operations located in China and our Asian suppliers, as well as indirect disruption to our other manufacturing facilities located throughout the rest of the world due to possible negative impacts on our supply chain.

      o Our current loan agreement expires on March 1, 2004. We expect to enter into a new loan agreement prior to this date. We cannot assure, however, that we will be successful in securing a new loan agreement.

      o Our bank loan agreement permits dividends to be paid on our Common Stock so long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

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

      The financial information regarding our four business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2003, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

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

      o Power Electronics Division - DC to DC converters, custom, standard and modified standard embedded high frequency AC to DC and DC to DC switching power supplies and magnetics (transformers and inductors); and

      o Motive Power Division - motive power systems for the material handling equipment market.

      We market our products through independent manufacturer's representatives, national and global distributors, specialty resellers and our own sales personnel to end users and original equipment manufacturers ("OEMs").

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

      Round Cell Battery. One of our historically important telecommunications products has been the Round Cell reserve power battery, a flooded product originally designed and patented by the Bell Laboratories of AT&T for use in AT&T's own facilities and customer installations. In 1996, AT&T spun off its equipment manufacturing operations into Lucent Technologies, Inc. In January 2001, we began selling Round Cell reserve power batteries to Tyco International, Ltd. ("Tyco") as a result of Lucent Technologies, Inc.'s sale of its Power Systems business to Tyco. C&D or its predecessor has manufactured Round Cells for AT&T, Lucent Technologies, Inc. or Tyco since 1972 and has been the exclusive manufacturer since 1982.

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

      Dynasty Division - Reserve Power Batteries

      Through our Dynasty Division, we design, manufacture and distribute valve-regulated (sealed) batteries for use in reserve power systems for a wide variety of end use markets. Our product range focuses on batteries that provide less than 200-ampere hours. These products are sold primarily to customers in the UPS, telecommunications and cable markets. Major applications of these products include corporate data center backup, computer network backup for use during power outages, CATV signal powering and wireless and wireline telephone infrastructure. Our customers include industry-leading OEMs serving the UPS, broadband and telecommunications markets.

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

      Telecommunications. Our Dynasty(R) Tel Series Long Duration batteries are designed to Telcordia Standards to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment.

      CATV Signal Powering and Broadband. Dynasty(R) Broadband Series batteries are designed for demanding standby float applications in abusive environments. These batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties, which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the Dynasty(R) Broadband Series does not require cycling subsequent to delivery to meet 100% of rated capacity. Our Dynasty(R) Broadband Series of batteries is considered the market leader for CATV powering in North America.

      Power Electronics Division - DC to DC Converters, Power Supplies and Magnetics

      Through our Power Electronics Division we design, manufacture and market custom, standard and modified-standard electronic power supply systems. Our Power Electronics Division services several major market segments including telecommunications, networking equipment, office equipment, industrial automation and test instrumentation. In addition, our Power Electronics Division manufactures rectifiers for reserve power applications that are sold by our Powercom Division.

      We sell the majority of our power supply products to OEMs of electronic products on either a custom, standard or modified-standard basis. Power supplies are embedded in almost all electronic products and are used to convert available AC or DC voltage to the required level and quality of DC voltage to power the associated equipment.

      Our power supplies incorporate advanced technology and are designed for reliable operation of the host equipment. These products include DC to DC converters, AC to DC and DC to DC power supplies and magnetics (transformers and inductors) for use in a wide variety of applications, with outputs ranging from sub one watt to several kilowatts. DC to DC products are circuit board mounted devices used to convert available system power to required component voltages. DC to DC converters are widely used in distributed power architecture where system voltages require conversion to a higher or lower voltage to power components such as microprocessors and arrays. AC to DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current that is required by sensitive electronic application architecture.

      In the telecommunications industry, our power supplies are broadly used in central office and transmission equipment. We also produce power supplies for networking equipment (switches, routers, hubs, etc), office equipment (mass storage, digital printing, etc.), and industrial equipment (computing, automation and test instrumentation).

      Motive Power Division - Motive Power Systems

      Our customers use the majority of our motive power products to provide power for material handling vehicles. A significant portion of our motive power sales includes products and systems to recharge motive power batteries.

      We produce complete systems and individual components (including power electronics and batteries) to monitor, charge and test the batteries used in powering electric industrial vehicles, including fork-lift trucks and automated guided vehicles. Our customers include end users in a broad array of industries, dealers of material handling equipment and, to a lesser extent, OEMs.

      We offer a broad line of motive power equipment including the C-Line(TM) battery, which we believe is the industry standard for long life, the V-Line(R) battery for general material handling applications. We also offer a broad line of battery charging and associated specialty equipment.

Sales, Installation and Servicing

      The sales, installation and servicing of our Powercom and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout the United States and Canada. Most of our independent manufacturer's representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchases for resale. Dynasty and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located throughout the United States and Canada.

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

      We have internal marketing personnel in each of our divisions to manage the development of new products from the initial concept definition and management approval stages through the engineering, production and sales processes. They are also responsible for applications engineering, technical training of sales representatives and the marketing communications function.

      We maintain branch sales and service facilities in the United States, Canada, Europe and Asia, with the support of our headquarters and service personnel, and have business relationships with sales representatives and distributors throughout the world.

      No single customer of C&D accounted for 10% or more of our net sales for the year ended January 31, 2003. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products on a full and/or pro-rata basis, to perform as rated for specified periods of time, ranging from 1 to 25 years, depending on the type of product and its application. The longest warranties generally are applicable to flooded standby power batteries sold by our Powercom Division.

Backlog

      The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders, customer requirements and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Period-to-period comparisons may not be meaningful. Occasionally orders may be canceled by the customer prior to shipment.

      Our order backlog at February 28, 2003 was $47,085,000 and at February 28, 2002 was $53,628,000. We expect to fill virtually all of the February 28, 2003 backlog during fiscal 2004.

Manufacturing and Raw Materials

      We manufacture our products at seven domestic plants, two plants in China, and one each in the United Kingdom and Mexico. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

      Consolidation. In fiscal 2003, we closed the metal fabrication operations at our Conshohocken, Pennsylvania facility and now purchase products previously manufactured at this location from third parties. We also closed our Shannon, Ireland facility in fiscal 2003, shifting its manufacturing and design capabilities to other Power Electronics Division facilities. In fiscal 2002 we closed our Workington, United Kingdom facility and transferred production to our other Power Electronics Division facilities. No facilities were closed during fiscal 2001.

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

      ISO 9000 Recognition. ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001 certified at the following domestic locations: Blue Bell, Pennsylvania headquarters and R&D facility; Conyers, Georgia; Dunlap, Tennessee; Huguenot, New York; Leola, Pennsylvania; Milwaukee, Wisconsin and Tucson, Arizona. Internationally, our operations in Guangzhou, China; Milton Keynes, United Kingdom; Nogales, Mexico and Shanghai, China are also ISO 9001 certified. Our Romsey, United Kingdom location is ISO 9002 certified.

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

      We believe that we are one of the four largest producers of both reserve and motive power systems in North America. We believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position.

      In reserve power systems, we believe we are the only major North American company that manufactures complete, integrated reserve power systems consisting of both electronics and batteries. Our other major competitors manufacture either electronics or batteries, but not both.

      The Power Electronics Division competes globally in a large fragmented market. We believe that we are among the top 10 manufacturers of embedded OEM power supply products in the world.

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

      Our research and development facilities in the United States and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing in order to better meet the needs of customers. We continue to develop new products in our businesses. During fiscal 2003, the Powercom division introduced the Super Max modular racking system for its Liberty(R) 2000 HD battery product which increases energy density in addition to expanding the line with a 2,000 ampere hour offering. Our Power Electronics Division introduced the NGA and NGB series of non-isolated point of load converters in fiscal 2003, to address the needs of electronic OEM's deploying distributed power architecture. In addition, to meet the ever growing need for power density, the WPA50 one-eighth brick converter was introduced. The cPCI200 watt AC to DC power supply also was introduced packing a significant amount of power and capability into a small state of the art form factor.

International Operations

      In addition to our domestic manufacturing facilities, we have international manufacturing facilities in Mexico, China and the United Kingdom. Our 67% joint venture facility in Shanghai, China manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in the United Kingdom and China manufacture electronics that are sold primarily in Europe, North America, and to a lesser extent, the Far East. International sales accounted for 18.0%, 20.4% and 20.9% of net sales for the years ended January 31, 2003, 2002 and 2001, respectively. Additional financial information regarding our international sales is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

Patents and Trademarks

      Our practice is to apply for patents on new inventions, designs and processes, which have strategic value or which are associated with existing or prospective product lines, service offerings or operations. We believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent protection. While we believe that patents are important to our business operations, the loss of any single or several patents would not have a material adverse effect on our company.

      We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), C&D POWERCOM(R), DYNASTY(R), LIBERTY(R), LIBERTY SERIES(R), LIBERTY 2000 MAX(R) and MAXIMIZER(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our trademarks also include C-LINE(TM), COMPUCHARGE(R), FERRO FIVE(R), FERRO 1500(R), GUARDIAN(R), HYPERON(R), RANGER(R), SCOUT(R), SMARTBATTERY(R), and V-LINE(R).

Employees

      On February 28, 2003 we employed approximately 2,400 people. Of these employees, approximately 1,900 were employed in manufacturing and almost 500 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at four domestic plants are represented by four different unions under collective bargaining agreements.

Environmental Regulations

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

      o record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials;

      o     monitoring and permitting of air emissions and water discharge; and

      o monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

      We operate under a comprehensive environmental, health and safety compliance program, which is headed by an environmental vice-president and staffed with trained environmental professionals. As part of our program, we:

      o prepare environmental and health and safety practice manuals and policies;

      o     conduct employee training;

      o undertake periodic internal and external audits of our operations and environmental and health and safety programs;

      o practice and engage in routine sampling and monitoring of employee chemical and physical exposure levels;

      o engage in sampling and monitoring of potential points of environmental emissions; and

      o prepare and/or review internal reports to regulatory bodies and interface with them regarding pollution and other issues.

      In addition, we also have installed certain pollution abatement equipment to reduce emissions and discharges of regulated pollutants into the environment. Our program monitors and seeks to resolve potential environmental liabilities that result from, or may arise from, current and historic hazardous materials handling and waste disposal practices. We have in place a spent product recapture and recycling program for our facilities and our customers.

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

      Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefor), we may be held liable for certain damages and for the costs of the investigation and remediation, which could have a material adverse effect on our business, financial condition or results of operations. However, under the terms of the purchase agreement with Allied Corporation for the acquisition of C&D (the "Acquisition Agreement"), Allied was obligated to indemnify us for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to us in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      C&D, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at three lead smelting facilities (the "Third Party Facilities") to which C&D had made scrap lead shipments for reclamation prior to the date of the acquisition.

      C&D and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002 one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it will no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including C&D.

      We also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

      In August 2002, we were notified of our involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. We are currently in negotiations with the other potentially responsible parties at this site regarding our share of the allocated liability.

      We are also aware of the existence of contamination at our Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contamination in amounts that exceed state groundwater standards. The prior owner of the site is expected to ultimately bear some, as yet undetermined, share of the costs associated with this matter for contamination in place at the time we acquired the property. The NYSDEC has issued a Record of Decision for the soil remediation portion of this site. However, a final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York.

      Together with JCI, we are conducting an assessment and remediation of contamination at our Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project was completed as of October 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

      In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and Department of Justice through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 for alleged violations of the Clean Water Act. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. We anticipate that the matter will result in a penalty assessment and compliance obligations. We will continue to seek a negotiated or mediated resolution, failing which we intend to vigorously defend the action.

      We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

      We are continuing to work towards ISO 14001 certification of our corporate environmental management systems at our Blue Bell, Pennsylvania headquarters. ISO 14001 is a voluntary, international standard that is intended to provide organizations with the elements of an effective environmental management system that can be integrated with other management requirements to assist with the achievement of environmental and economic goals.

Available Information

      C&D maintains an Internet web site at http://www.cdtechno.com and makes available free of charge on or through the web site its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Item 2. Properties

      Set forth below is certain information, as of April 1, 2003, with respect to our principal properties.

                                           Square               Products Manufactured
             Location                     Footage               at or Use of Facility
             --------                     -------               ---------------------
United States Properties:
-------------------------
Milwaukee, Wisconsin (1) ............     370,000     Small standby power batteries and
                                                      headquarters of Dynasty Division
Attica, Indiana (1) .................     295,000     Large standby power batteries
Leola, Pennsylvania (1) .............     240,000     Large standby power batteries, Round
                                                      Cell, distribution center and battery R&D
                                                      laboratories
Conyers, Georgia (1) ................     161,000     Small standby power batteries
Huguenot, New York (1) ..............     148,000     Motive power batteries
Dunlap, Tennessee (2) ...............      72,000     Standby power and motive power
                                                      electronics products
Blue Bell, Pennsylvania (3) .........      63,000     Corporate headquarters, Powercom and
                                                      Motive Power divisional headquarters
                                                      and electronics R&D laboratories
Tucson, Arizona (3) .................      55,000     DC to DC converters, power supplies,
                                                      headquarters of Power Electronics
                                                      Division and electronics R&D
                                                      laboratories

International Properties:
-------------------------
Shanghai, China  (4) ................     315,000     Small standby power batteries
Nogales, Mexico (3) .................      97,000     DC to DC converters and AC to DC
                                                      power supplies
Guangzhou, China (3) ................      35,000     DC to DC converters and wound
                                                      magnetics
Milton Keynes, United Kingdom (3) ...      33,000     DC to DC converters, wound magnetics
                                                      and electronics R&D laboratories
Romsey, United Kingdom (3) ..........      21,000     Distribution center
Mississauga, Canada (3) .............      20,000     Canadian branch headquarters, sales
                                                      office and distribution center

(1)   Property is owned by C&D.

(2) The lease of the Dunlap property terminates in January 2004. We have an option to purchase the Dunlap property for $1,160,000 during the lease term.

(3)   Property is leased by C&D.

(4) Building is owned by the joint venture; however, the land is leased under a 50-year agreement, of which 42 years remain. The Chinese government has notified our joint venture that it will be required to relocate the Shanghai plant during fiscal 2005. Negotiations are in process between the joint venture and the Chinese government regarding the details surrounding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant.

Item 3. Legal Proceedings

      We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our financial condition or results of operations in any year. See Business - Environmental Regulations for a description of certain administrative proceedings in which we are involved.

      On March 24, 2003, C&D was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 4, 2003 was 5,600.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                                 Year Ended
                                   ---------------------------------------

                                   January 31, 2003      January 31, 2002
                                   -----------------     -----------------

            Fiscal Quarter          High        Low       High        Low
            --------------         ------     ------     ------     ------

      First Quarter ..........     $23.04     $19.00     $55.65     $23.40
      Second Quarter .........      24.27      13.25      38.60      23.90
      Third Quarter ..........      17.50      12.50      32.15      16.35
      Fourth Quarter .........      21.25      15.40      24.65      19.60

      Dividends. We began paying cash dividends on our Common Stock in April 1987. For the years ended January 31, 2003 and 2002 we declared dividends per share as follows:

                         1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                         -----------  -----------  -----------  -----------

      2003 ...........     $0.01375     $0.02750           --     $0.01375
      2002 ...........     $0.01375     $0.01375     $0.01375     $0.01375

      Our bank loan agreement permits dividends to be paid on our Common Stock so long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

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

Item 6. Selected Financial Data

      The following selected historical financial data for the periods indicated have been derived from C&D's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and C&D's consolidated financial statements, which appear in Items 7 and 15 of this Form 10-K.

                                                             Fiscal Year
                                      ------------------------------------------------------------
(In thousands, except share and
         per share data)
                                        2003        2002       2001(1)       2000(2)        1999
                                      --------    --------    ---------     ---------     --------
Statement of Income Data:

Net sales ........................    $335,745    $471,641     $615,678      $482,182     $321,937
Cost of sales ....................     257,046     343,370      439,135       357,802      235,767
                                      --------    --------     --------      --------     --------
Gross profit .....................      78,699     128,271      176,543       124,380       86,170
Selling, general and
 administrative expenses .........      35,136      50,406       66,243        59,315       40,344
Research and development
 expenses ........................       9,509      10,291       10,281         8,941        8,255
                                      --------    --------     --------      --------     --------
Operating income .................      34,054      67,574      100,019        56,124       37,571

Interest expense, net ............       3,800       6,700        6,315         7,946          126
Other expense (income), net ......       1,457       1,239         (725)          (20)         211
                                      --------    --------     --------      --------     --------
Income before income taxes and
 minority interest ...............      28,797      59,635       94,429        48,198       37,234
Provision for income taxes .......       9,414      22,244       35,883        17,737       13,154
                                      --------    --------     --------      --------     --------
Net income before minority
 interest ........................      19,383      37,391       58,546        30,461       24,080
Minority interest ................          91       1,317        2,651           619           --
                                      --------    --------     --------      --------     --------
Net income .......................    $ 19,292    $ 36,074     $ 55,895      $ 29,842     $ 24,080
                                      ========    ========     ========      ========     ========

Net income per common
 share - basic (3) ...............    $    .75    $   1.38     $   2.13      $   1.17     $    .97
                                      ========    ========     ========      ========     ========
Net income per common
 share - diluted (4) .............    $    .74    $   1.35     $   2.05      $   1.14     $    .94
                                      ========    ========     ========      ========     ========

Dividends per common share .......    $ .05500    $ .05500     $ .05500      $ .05500     $ .04125
                                      ========    ========     ========      ========     ========

Balance Sheet Data:

Working capital ..................    $ 53,776    $ 55,014     $ 75,895      $ 65,079     $ 63,688
Total assets .....................     382,156     395,558      455,519       354,115      185,642
Short-term debt ..................      14,062      27,255       18,172        20,393          532
Long-term debt ...................      25,857      46,892       98,849        76,459        1,750
Stockholders' equity .............     258,274     241,858      218,054       162,066      123,528

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

      (3) Based on 25,818,024, 26,153,715, 26,223,684, 25,529,778 and 24,730,366
weighted average shares outstanding - basic.

      (4) Based on 26,025,179, 26,688,011, 27,264,528, 26,088,402 and 25,671,724
weighted average shares outstanding - diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

Impact of Economy and Shift in Customer Demand

      During fiscal 2003, primarily due to continuing weak economic conditions, particularly in the telecommunications market, there was a softening in demand for our products.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 2003, 2002 and 2001, the average North American producer price of lead was $.44, $.44 and $.45 per pound, respectively.

      We have a long-term cost containment program to minimize manufacturing costs. Under the program, we continue to allocate a significant amount of our normal annual capital expenditures to cost containment and productivity improvement projects.

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

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                                      Fiscal Year
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
      Net sales ...........................................    100.0%    100.0%    100.0%
      Cost of sales .......................................     76.6      72.8      71.3
                                                              ------    ------    ------

        Gross profit ......................................     23.4      27.2      28.7

      Selling, general and administrative expenses ........     10.5      10.7      10.8
      Research and development expenses ...................      2.8       2.2       1.7
                                                              ------    ------    ------

        Operating income ..................................     10.1      14.3      16.2

      Interest expense, net ...............................      1.1       1.4       1.0
      Other expense (income), net .........................      0.4       0.3      (0.1)
                                                              ------    ------    ------

        Income before income taxes and minority interest ..      8.6      12.6      15.3

      Provision for income taxes ..........................      2.8       4.7       5.8
                                                              ------    ------    ------

        Net income before minority interest ...............      5.8       7.9       9.5

      Minority interest ...................................      0.1       0.3       0.4
                                                              ------    ------    ------

        Net income ........................................      5.7%      7.6%      9.1%
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

      Litigation and Environmental Reserves

      C&D is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company- owned and third-party locations. In accordance with Generally Accepted Accounting Principles ("GAAP"), specifically SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs and their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

      Valuation of Long-lived Assets

      We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping's carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets' carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analyses.

      Pension and Other Employee Benefits

      Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans and postretirement benefits. These assumptions include the weighted average discount rate, rates of increase in compensation levels, expected long-term rates of return on assets and increases or trends in health care costs. If actual results are less favorable than those projected by management, additional expense may be required.

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

      Revenue Recognition

      C&D recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed and determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past.

      Impairment of Goodwill

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS No. 142, "Goodwill and Other Intangible Assets," which C&D adopted on February 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. C&D determines the fair market value of its reporting units using quoted market rates and cash flow techniques. The fair market value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. In the fiscal year ended January 31, 2003, we recorded an impairment of goodwill in our Motive Power Division, resulting in the complete write-off of all goodwill related to the Motive Power Division. No impairment to goodwill existed in any of our other divisions as of January 31, 2003.

      Research and Development

      Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities, which conduct certain research activities on behalf of C&D. The cost of materials (whether from our normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs.

Fiscal 2003 Compared to Fiscal 2002

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal 2003 decreased $135,896 or 29% to $335,745 from $471,641 in fiscal 2002. This decrease resulted from lower customer demand for products of all divisions. Sales by the Powercom Division declined $90,324, or 38%, primarily due to lower sales to the telecommunications and UPS markets. This business continues to be affected by the lower spending levels in the telecommunications sector. However, the division did have more than $17,000 in sales from products introduced within the last twelve months. Dynasty Division sales decreased $22,911, or 20%, also due to a decline in sales to the telecommunications and UPS markets, partially offset by an increase in sales to the mobility market. The lower market demand for sealed product continues to affect this division. New products contributed approximated $4,000 of sales to this division. Sales of the Power Electronics Division fell $16,315, or 26%, mainly due to lower DC to DC converter sales, standard power supply sales and custom power supply sales. The division continues to be negatively impacted by a substantial reduction in the requirements of a single customer. Although the overall pace of the Power Electronics Division remains sluggish due to the continuing state of the telecommunications market, we are encouraged by the number of new products we brought to market. Over 15% of fiscal 2003 sales by the Power Electronics Division came from products introduced in the last 15 months. Additionally, we overhauled the distribution channels of this division. Distributors have been replaced and upgraded, while the manufacturing representative network has been strengthened. Our web-based initiatives came on line in the latter part of the year and we are now beginning to see positive results. Motive Power divisional sales dropped $6,346, or 10% due to lower sales of batteries and chargers. Motive Power sales increased modestly in the fourth quarter of fiscal 2003, based upon recent changes in sales channels. Additionally, we launched a private branding program for batteries and chargers to customers with whom we had not previously done business.

      Gross profit for fiscal 2003 decreased $49,572 or 39% to $78,699 from $128,271 in the prior year, resulting in a decrease in gross margin from 27.2% to 23.4%. Gross profit declined in the Powercom, Dynasty and Motive Power divisions, primarily as a result of lower sales volumes, coupled with plant operational difficulties in the Motive Power Division. Gross profit in the Power Electronics Division increased on lower sales due to inventory-related charges in the prior fiscal year, partially offset by re-organization charges of $1,263 recorded in the fourth quarter of fiscal 2003 related to the closure of our Shannon, Ireland facility and the relocation of certain Mexican manufacturing activities to our Guangzhou, China facility, which has lower manufacturing costs.

      Selling, general and administrative expenses for fiscal 2003 decreased $15,270 or 30%. This decrease was primarily due to: (i) lower variable selling costs associated with the decreased sales volumes; (ii) the implementation of SFAS No. 142 in fiscal 2002 which discontinued the amortization of goodwill;
(iii) costs recorded in fiscal 2002 related to a potential acquisition that did not close; (iv) lower payroll-related expenses; (v) the gain recognized on the sale of our Conshohocken, Pennsylvania facility; and (vi) lower advertising expenses. Partially offsetting this decrease were: (i) higher warranty expenses; and (ii) the positive effect of the full recovery of certain litigation and settlement costs from one of our insurance carriers during the first quarter of fiscal 2002.

      Research and development expenses decreased $782 or 8%, primarily due to lower spending in the Power Electronics and Powercom divisions. As a percentage of sales, research and development expenses increased from 2.2% of sales in fiscal 2002 to 2.8% of sales in fiscal 2003 as a result of lower sales volumes.

      Operating income decreased $33,520 or 50% to $34,054 from $67,574 in the prior year. This decrease was the result of lower operating income generated by the Powercom and Dynasty divisions, coupled with a higher operating loss generated by the Motive Power Division. This decrease was partially offset by a lower operating loss in the Power Electronics Division.

      Interest expense, net, decreased $2,900 in fiscal 2003 compared to the prior year, primarily due to lower average debt balances outstanding during the year, coupled with lower effective interest rates.

      Income tax expense for fiscal 2003 decreased $12,830 from fiscal 2002, primarily as the result of lower income before income taxes and a decrease in our effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of research and development credits and foreign operations. The effective tax rate for fiscal 2003 decreased to 32.7% from 37.3% in the prior year, primarily as a result of the resolution of state tax audits in the fourth quarter of fiscal 2003. We expect our tax rate will return to approximately 37% in fiscal 2004.

      Minority interest of $91 in fiscal 2003 reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The decrease in minority interest was due to lower profitability of the Shanghai joint venture.

      As a result of the above, for fiscal 2003, net income decreased $16,782 or 47% to $19,292 or $0.75 per share - basic and $0.74 per share - diluted.

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

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $26,620 or 33% to $55,150 for the fiscal year ended January 31, 2003 compared to $81,770 in the prior fiscal year. This decrease in net cash provided by operating activities was primarily due to: (i) a smaller decrease in accounts receivable in fiscal 2003 versus fiscal 2002; (ii) a decrease in net income; (iii) a larger increase in other long-term assets, primarily due to pension plan funding; and (iv) a decrease in depreciation and amortization (primarily due to the implementation of SFAS No. 142 in the current year). These changes, resulting in lower net cash provided by operating activities, were partially offset by: (i) increases in accounts payable and current taxes payable versus decreases in the prior year;
(ii) a smaller increase in accrued liabilities; (iii) and a larger decrease in the deferred tax balance.

      Net cash used by investing activities decreased $23,276 or 87% to $3,511 in fiscal 2003 compared to $26,787 in fiscal 2002, due to lower capital spending and higher proceeds from the disposal of property, plant and equipment. Fiscal 2003 proceeds included $3,000 from the sale of our Conshohocken, Pennsylvania facility. The property was sold for $5,000 including a $2,000 note receivable.

      Net cash used by financing activities decreased $6,176 or 11% to $47,648 in fiscal 2003 compared to $53,824 in the prior year. This decrease was primarily due to a lower repayment of long-term debt, partially offset by having no proceeds from new borrowings in the current year as compared to $8,662 in the prior year, and lower proceeds from the issuance of common stock in fiscal 2003. New borrowings in fiscal 2002 related to a 22 million British Pound Sterling line of credit, the proceeds of which were used to pay down debt denominated in U.S. Dollars.

      The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. This loan agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at January 31, 2003. Our current loan agreement expires on March 1, 2004. Therefore, during the first quarter of fiscal 2004, all of our debt will be classified as current. We expect to enter into a new loan agreement prior to March 1, 2004. Capital expenditures during fiscal 2003 were incurred to fund a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2004 capital expenditures are expected to be less than $10,000 for similar purposes.

      We intend to continue making prudent purchases of our Company stock, paying down debt and selectively pursuing complementary acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

      Our bank loan agreement permits dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2003 (dollars in thousands):

                                                              Payments Due by Period
                                            ----------------------------------------------------------
                                                        Less than      1 - 3       4 - 5       After 5
Contractual Obligations                      Total        1 year       years       years        years
                                            -------     ---------     -------      ------      -------
Term loan ............................      $18,669      $14,062      $ 4,607          --          --
Operating leases .....................       19,204        2,979        4,468      $3,897      $7,860
                                            -------      -------      -------      ------      ------
Total contractual cash obligations ...      $37,873      $17,041      $ 9,075      $3,897      $7,860
                                            =======      =======      =======      ======      ======

                                                    Amount of Commitment Expiration Per Period
                                           -----------------------------------------------------------
                                             Total
Other Commercial Commitments                Amounts     Less than      1 - 3       4 - 5       After 5
                                           Committed     1 year        years       years        years
                                           ---------    ---------     -------      ------      -------
Lines of credit ......................      $21,250           --      $21,250          --          --
Standby letters of credit ............        3,521      $ 3,521           --          --          --
                                            -------      -------      -------      ------      ------
Total commercial commitments .........      $24,771      $ 3,521      $21,250          --          --
                                            =======      =======      =======      ======      ======

New Accounting Pronouncements

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. We will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on our consolidated statements of income or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties. (See Part II Item 8. Note 16.)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Accounting and Disclosure." SFAS No. 148, which is an amendment of SFAS No. 123, provides alternative recognition transition methods for a voluntary change from the intrinsic method, permitted under Accounting Principles Board Opinion No. 25, to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires more prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation and requires disclosure about those effects in interim financial information. Prior to SFAS No. 148, disclosures about the effects of stock based employee compensation were only required in annual financial information. Disclosure prominence is to be achieved by placing certain disclosures related to stock based employee compensation in the summary of significant accounting policies. The transition and disclosure in accounting policies provisions are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 effective as of January 31, 2003. The adoption of the new standard did not have any impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

All dollar amounts in this Item 7A are in thousands.

Market Risk Factors

      We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for trading purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. (See Part II Item 8. Note 1 and Note 12.)

      Our financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments (excluding capital lease obligations) was $39,919 and $74,143 at January 31, 2003 and 2002, respectively. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements.

      Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market.

      The net market value of our interest rate swaps was $(1,898) and $(1,835) at January 31, 2003 and 2002, respectively. A 100-basis point increase in rates at January 31, 2003 and 2002 would result in a $525 and a $924 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2003 and 2002 would result in an $693 and a $883 decrease in the market value, respectively.

      The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their year-end levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, the Euro, and Canadian Dollar. These financial instruments represent a net market value of $(258) and $(34) at January 31, 2003 and 2002, respectively.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates.

      The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2003 and 2002, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $2,695 and $1,579, respectively. At January 31, 2003 and 2002, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $2,739 and $1,737, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2003 and 2002, respectively.

      Foreign exchange forwards are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934" included in C&D's proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's proxy statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated in reference to the information under the captions "Principal Stockholders," "Beneficial Ownership of Management" and "Equity Compensation Plan Information" included in C&D's Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Controls and Procedures

      Within the 90 days prior to the date of this Annual Report on Form 10-K, C&D carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including C&D's Chief Executive Officer and Chief Financial Officer.

      Under the rules of the Securities and Exchange Commission, the term "disclosure controls and procedures" means controls and other procedures of C&D that are designed to ensure that information required to be disclosed by C&D in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by C&D in such report is accumulated and communicated to C&D's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Based on this evaluation, C&D's Chief Executive Officer and Chief Financial Officer concluded that C&D's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that C&D is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in C&D's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

      A control system, no matter how well-designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 2003 and 2002

            Consolidated Statements of Income for the years ended January 31, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

            Consolidated Statements of Comprehensive Income for the years ended January 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2003, 2002 and 2001

            II. Valuation and Qualifying Accounts

      (3)   Exhibits:

            3.1 Restated Certificate of Incorporation of C&D, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to C&D's Current Report on Form 8-K dated June 30, 1998).

            3.2 Amended and Restated By-laws of C&D (incorporated by reference to Exhibit 3.1 to C&D's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002).

            4.1 Rights Agreement dated as of February 22, 2000 between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate (incorporated by reference to Exhibit 1 to C&D's Form 8-A Registration Statement filed on February 28, 2000).

            10.1 Purchase Agreement dated November 27, 1985, between Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986 (incorporated by reference to Exhibit
                  10.1 to C&D's Registration Statement on Form S-1, No.
                  33-10889).

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

            10.5 Credit Agreement, dated as of March 1, 1999 among C&D, as borrower, certain subsidiaries and affiliates of C&D, as guarantors, the lenders named therein, and Bank of America (formerly NationsBank, N.A.), as administrative agent (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated March 1, 1999); First Amendment thereto dated February 18, 2000 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000), Second Amendment thereto dated July 20, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Third Amendment thereto dated July 24, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000), Fourth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated December 15, 2000), Fifth Amendment thereto dated October 13, 2000 (incorporated by reference to Exhibit 10.2 to C&D's Current Report on Form 8-K dated December 15, 2000), Sixth Amendment thereto dated April 4, 2001 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001), Seventh Amendment thereto dated June 21, 2002 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

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

            10.9 C&D Technologies, Inc. Savings Plan as restated and amended (incorporated by reference to Exhibit 10.9 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002), First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.10 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002), Second Amendment thereto dated November 20, 2002 (incorporated by reference to Exhibit 10.11 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.10 C&D Technologies, Inc. Pension Plan for Salaried Employees as
                  restated and amended (incorporated by reference to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002).

            10.11 Supplemental Executive Retirement Plan, amended and restated
                  as of February 27, 2001 (incorporated by reference to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001).

            10.12 C&D Technologies, Inc. Management Incentive Bonus Plan Policy
                  (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

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

            10.16 Employment Agreement dated March 31, 2000 between Charles R.
                  Giesige, Sr. and C&D (incorporated by reference to Exhibit
                  10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.17 Employment Agreement dated March 31, 2000 between Apostolos T.
                  Kambouroglou and C&D (incorporated by reference to Exhibit
                  10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.18 Employment Agreement dated February 27, 2001 between John A.
                  Velker and C&D (filed herewith).

            10.19 Employment Agreement dated March 1, 2001 between David A. Fix and C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001).

            10.20 Employment Agreement dated August 6, 2001 between James D.
                  Johnson and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001).

            10.21 Employment Agreement dated July 24, 2002 between Robert M.
                  Scott and C&D (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for quarter ended July 31,
                  2002).

            10.22 Agreement and Release dated March 1, 2002 between Mark Z.
                  Sappir and C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002).

            10.23 Employee Separation Agreement dated June 21, 2002 between Mark
                  D. Amatrudo and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

            10.24 Employee Separation Agreement dated September 24, 2002 between
                  Kathryn R. Bullock and C&D (incorporated by reference to
                  Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.25 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and William Harral, III (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.26 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Wade H. Roberts, Jr. (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.27 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Peter R. Dachowski (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.28 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Kevin P. Dowd (incorporated by reference to Exhibit 10.5 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.29 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Robert I. Harries (incorporated by reference to Exhibit 10.6 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.30 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Pamela S. Lewis (incorporated by reference to Exhibit 10.7 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.31 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and George MacKenzie (incorporated by reference to Exhibit 10.8 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.32 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and John A. H. Shober (incorporated by reference to Exhibit 10.9 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.33 Indemnification Agreement dated as of February 24, 2003 by and between C&D Technologies, Inc. and Stanley W. Silverman (filed herewith).

            10.34 C&D Technologies, Inc. Nonqualified Deferred Compensation Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-42054).

            10.35 C&D Technologies, Inc. Approved Share Option Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-69266).

            21    Subsidiaries of C&D (filed herewith).

            23    Consent of Independent Accountants (filed herewith).

            99.1 Additional Exhibit - Statement of Chief Executive Officer pursuant to Section 1350 of the United States Code (filed herewith).

            99.2 Additional Exhibit - Statement of Chief Financial Officer pursuant to Section 1350 of the United States Code (filed herewith).

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

                                        C&D TECHNOLOGIES, INC.


     April 17, 2003                     By: /s/ Wade H. Roberts, Jr.
                                            ------------------------------------
                                                Wade H. Roberts, Jr.
                                                President, Chief Executive
                                                Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                      Date
         ---------                              -----                      ----
/s/  Wade H. Roberts, Jr.           President, Chief Executive        April 17, 2003
-----------------------------       Officer and Director
     Wade H. Roberts, Jr.           (Principal Executive Officer)


/s/  Stephen E. Markert, Jr.        Vice President Finance            April 17, 2003
-----------------------------       (Principal Financial and
     Stephen E. Markert, Jr.        Accounting Officer)


/s/  William Harral, III            Director, Chairman                April 17, 2003
-----------------------------
     William Harral, III


/s/  Peter R. Dachowski             Director                          April 17, 2003
-----------------------------
     Peter R. Dachowski


/s/  Kevin P. Dowd                  Director                          April 17, 2003
-----------------------------
     Kevin P. Dowd


/s/  Robert I. Harries              Director                          April 17, 2003
-----------------------------
     Robert I. Harries


/s/  Pamela S. Lewis                Director                          April 17, 2003
-----------------------------
     Pamela S. Lewis


/s/  George MacKenzie               Director                          April 17, 2003
-----------------------------
     George MacKenzie


/s/  John A. H. Shober              Director                          April 17, 2003
-----------------------------
     John A. H. Shober


/s/  Stanley W. Silverman           Director                          April 17, 2003
-----------------------------
     Stanley W. Silverman

                                  CERTIFICATION

      I, Wade H. Roberts, Jr., President and Chief Executive Officer of C&D Technologies, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K for the year ended January 31, 2003 of C&D Technologies, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003


                                        /s/ Wade H. Roberts, Jr.
                                        ----------------------------------------
                                            Wade H. Roberts, Jr., President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

                                  CERTIFICATION

      I, Stephen E. Markert, Jr., Vice President - Finance and Chief Financial Officer of C&D Technologies, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K for the year ended January 31, 2003 of C&D Technologies, Inc.;

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003


                                        /s/ Stephen E. Markert, Jr.
                                        ----------------------------------------
                                            Stephen E. Markert, Jr., Vice
                                            President - Finance and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

           Report of Independent Accountants ............................    F-2

           Consolidated Balance Sheets as of
             January 31, 2003 and 2002 ..................................    F-3

           Consolidated Statements of Income
             for the years ended January 31, 2003, 2002
             and 2001 ...................................................    F-4

           Consolidated Statements of
             Stockholders' Equity for the years
             ended January 31, 2003, 2002 and 2001 ......................    F-5

           Consolidated Statements of Cash Flows
             for the years ended January 31, 2003, 2002
             and 2001 ...................................................    F-6

           Consolidated Statements of Comprehensive
             Income for the years ended January 31, 2003,
             2002 and 2001 ..............................................    F-8

           Notes to Consolidated Financial Statements ...................    F-9

FINANCIAL STATEMENT SCHEDULE
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

   For the years ended January 31, 2003, 2002 and 2001

           Schedule II.  Valuation and Qualifying Accounts ..............    S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of C&D Technologies, Inc. and subsidiaries (the "Company") at January 31, 2003 and January 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on February 1, 2002.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2003

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                             (Dollars in thousands)

                                                                     2003          2002
                                                                  ---------     ---------
ASSETS

Current assets:
     Cash and cash equivalents ...............................    $  12,966     $   8,781
     Accounts receivable, less allowance for doubtful
           accounts of $1,906 in 2003 and $2,278 in 2002 .....       44,890        44,968
     Inventories .............................................       47,905        61,674
     Deferred income taxes ...................................        8,234        10,156
     Other current assets ....................................        2,304         6,754
                                                                  ---------     ---------
           Total current assets ..............................      116,299       132,333
Property, plant and equipment, net ...........................      112,158       131,207
Intangible and other assets, net .............................       38,724        24,659
Goodwill .....................................................      114,975       107,359
                                                                  ---------     ---------
           Total assets ......................................    $ 382,156     $ 395,558
                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt .........................................    $  14,062     $  27,255
     Accounts payable ........................................       21,841        19,640
     Accrued liabilities .....................................       18,961        22,210
     Other current liabilities ...............................        7,659         8,214
                                                                  ---------     ---------
           Total current liabilities .........................       62,523        77,319
Deferred income taxes ........................................       10,579         2,602
Long-term debt ...............................................       25,857        46,892
Other liabilities ............................................       16,613        18,574
                                                                  ---------     ---------
           Total liabilities .................................      115,572       145,387

Commitments and contingencies

Minority interest ............................................        8,310         8,313

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
           shares authorized; 28,509,803 and 28,431,728
           shares issued in 2003 and 2002, respectively ......          285           284
     Additional paid-in capital ..............................       69,152        65,893
     Treasury stock, at cost, 2,810,280 and
           2,414,161 shares in 2003 and 2002, respectively ...      (38,409)      (29,743)
     Accumulated other comprehensive income (loss) ...........          881        (3,057)
     Retained earnings .......................................      226,365       208,481
                                                                  ---------     ---------
           Total stockholders' equity ........................      258,274       241,858
                                                                  ---------     ---------
           Total liabilities and stockholders' equity ........    $ 382,156     $ 395,558
                                                                  =========     =========

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)

                                              2003        2002         2001
                                            --------    --------     --------

Net sales ..............................    $335,745    $471,641     $615,678
Cost of sales ..........................     257,046     343,370      439,135
                                            --------    --------     --------
           Gross profit ................      78,699     128,271      176,543

Selling, general and administrative
  expenses .............................      35,136      50,406       66,243
Research and development expenses ......       9,509      10,291       10,281
                                            --------    --------     --------
           Operating income ............      34,054      67,574      100,019

Interest expense, net ..................       3,800       6,700        6,315
Other expense (income), net ............       1,457       1,239         (725)
                                            --------    --------     --------
           Income before income taxes
             and minority interest .....      28,797      59,635       94,429

Provision for income taxes .............       9,414      22,244       35,883
                                            --------    --------     --------
           Net income before minority
             interest ..................      19,383      37,391       58,546

Minority interest ......................          91       1,317        2,651
                                            --------    --------     --------
           Net income ..................    $ 19,292    $ 36,074     $ 55,895
                                            ========    ========     ========

Net income per common share - basic ....    $   0.75    $   1.38     $   2.13

Net income per common share - diluted ..    $   0.74    $   1.35     $   2.05

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2003, 2002 and 2001
                  (Dollars in thousands, except per share data)

                                                                                                           Accumulated
                                        Common Stock           Additional          Treasury Stock             Other
                                   ------------------------      Paid-In     -------------------------    Comprehensive   Retained
                                     Shares        Amount        Capital       Shares          Amount     Income (Loss)   Earnings
                                   ----------    ----------    ----------    ----------     ----------    -------------  ----------
Balance as of
  January 31, 2000 .............   27,867,480    $      279    $   53,829    (1,810,204)    $  (10,819)    $     (617)   $  119,394
Net income .....................                                                                                             55,895
Dividends to stockholders,
  $.055 per share ..............                                                                                             (1,445)
Tax effect relating to stock
  options exercised ............                                    4,420
Foreign currency translation
  adjustment ...................                                                                                 (614)
Purchase of common stock .......                                               (174,400)        (6,856)
Deferred Compensation Plan .....                                                 (1,434)           (75)
Issuance of common stock .......        3,418                         179
Stock options exercised ........      406,019             4         4,480
                                   ----------    ----------    ----------    ----------     ----------     ----------    ----------
Balance as of
  January 31, 2001 .............   28,276,917           283        62,908    (1,986,038)       (17,750)        (1,231)      173,844
Net income .....................                                                                                             36,074
Dividends to stockholders,
  $.055 per share ..............                                                                                             (1,437)
Tax effect relating to stock
  options exercised ............                                      755
Cumulative effect of
  accounting change ............                                                                                 (103)
Foreign currency translation
  adjustment ...................                                                                                 (676)
Unrealized loss on
  derivative instruments .......                                                                               (1,047)
Purchase of common stock .......                                               (414,563)       (11,634)
Deferred compensation plan .....                                                (13,560)          (359)
Issuance of common stock .......        6,911                         185
Stock options exercised ........      147,900             1         2,045
                                   ----------    ----------    ----------    ----------     ----------     ----------    ----------
Balance as of
  January 31, 2002 .............   28,431,728           284        65,893    (2,414,161)       (29,743)        (3,057)      208,481
Net income .....................                                                                                             19,292
Dividends to stockholders,
  $.055 per share ..............                                                                                             (1,408)
Tax effect relating to stock
  options exercised ............                                      179
Foreign currency translation
  adjustment ...................                                                                                3,926
Unrealized gain on
  derivative instruments .......                                                                                   12
Purchase of common stock .......                                               (585,800)        (9,792)
Deferred compensation plan .....                                      (50)       (3,319)           (16)
Issuance of common stock .......        7,741                       2,247       193,000          1,142
Stock options exercised ........       70,334             1           883
                                   ----------    ----------    ----------    ----------     ----------     ----------    ----------
Balance as of
  January 31, 2003 .............   28,509,803    $      285    $   69,152    (2,810,280)    $  (38,409)    $      881    $  226,365
                                   ==========    ==========    ==========    ==========     ==========     ==========    ==========

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                 2003          2002*         2001*
                                                               --------      --------      --------
 Cash flows provided (used) by operating activities:
 Net income ...............................................    $ 19,292      $ 36,074      $ 55,895
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Minority interest ........................................          91         1,317         2,651
 Depreciation and amortization ............................      23,740        30,049        26,054
 Impairment of goodwill ...................................         489            --            --
 Deferred income taxes ....................................       9,900         2,301         1,106
 (Gain)/loss on disposal of assets ........................        (955)          346           783
 Changes in assets and liabilities, net of effects from
    businesses acquired:
            Accounts receivable ...........................         780        43,065        (8,935)
            Inventories ...................................      14,713        15,375       (13,888)
            Other current assets ..........................         185           305          (213)
            Accounts payable ..............................       3,760       (22,665)          936
            Accrued liabilities ...........................      (2,915)      (12,097)        6,960
            Income taxes payable ..........................       4,414        (7,392)        4,177
            Other current liabilities .....................        (560)         (579)        4,299
            Other liabilities .............................      (1,673)       (4,870)         (528)
Other long-term assets ....................................     (11,649)         (239)         (127)
            Other, net ....................................      (4,462)          780           (30)
                                                               --------      --------      --------
Net cash provided by operating activities .................      55,150        81,770        79,140
                                                               --------      --------      --------

Cash flows provided (used) by investing activities:
 Acquisition of businesses, net ...........................          --            --       (51,095)
 Acquisition of property, plant and equipment .............      (7,163)      (26,826)      (41,075)
 Proceeds from disposal of property,
   Plant and equipment ....................................       3,652            39           165
                                                               --------      --------      --------
Net cash used by investing activities .....................      (3,511)      (26,787)      (92,005)
                                                               --------      --------      --------

Cash flows provided (used) by financing activities:
 Repayment of debt ........................................     (35,655)      (52,131)      (27,928)
 Proceeds from new borrowings .............................          --         8,662        45,700
 Financing cost of long term debt .........................        (118)           --          (258)
 Proceeds from issuance of common stock, net ..............         884         1,927         4,484
 Purchase of treasury stock ...............................     (10,899)      (10,841)       (6,931)
 Payment of common stock dividends ........................      (1,766)       (1,441)       (1,443)
 Payment of minority interest dividends ...................         (94)           --            --
                                                               --------      --------      --------
Net cash (used) provided by financing activities ..........     (47,648)      (53,824)       13,624
                                                               --------      --------      --------

Effect of exchange rate changes on cash ...................         194           (87)         (171)
                                                               --------      --------      --------

Increase in cash and cash equivalents .....................       4,185         1,072           588
                                                               --------      --------      --------

Cash and cash equivalents at beginning of year ............       8,781         7,709         7,121
                                                               --------      --------      --------

Cash and cash equivalents at end of year ..................    $ 12,966      $  8,781      $  7,709
                                                               ========      ========      ========

*     Reclassified for comparative purposes.

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)

                                                             2003        2002         2001
                                                           -------     --------     --------
SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid (received) during the year for:

   Interest paid, net .................................    $ 4,478     $  7,277     $  6,267

   Income taxes (refunded) paid, net ..................    $(3,737)    $ 26,650     $ 30,594

SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired businesses:
   Estimated fair value of assets acquired ............    $    --     $     --     $  9,852
   Goodwill ...........................................         --           --       44,835
   Identifiable intangible assets .....................         --           --        2,356
   Cash paid, net of cash required ....................         --           --      (51,095)
                                                           -------     --------     --------
   Liabilities assumed ................................    $    --     $     --     $  5,948
                                                           =======     ========     ========

Dividends declared but not paid .......................    $    --     $    358     $    362

Annual retainer to Board of Directors paid
  by the issuance of common stock .....................    $   171     $    185     $    179

(Decrease) increase in property, plant and equipment
  acquisitions in accounts payable ....................    $  (789)    $ (4,539)    $  5,887

Note received as part of fixed asset sale .............    $ 2,000     $     --     $     --

Fair market value of treasury stock issued
  to pension plans ....................................    $ 3,218     $     --     $     --

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                2003       2002         2001
                                                              -------     -------      -------
Net income ...............................................    $19,292     $36,074      $55,895

Other comprehensive income (loss), net of tax:

   Cumulative effect of accounting change ................         --        (103)          --

   Net unrealized gain (loss) on derivative instruments ..         12      (1,047)          --

   Foreign currency translation adjustments ..............      3,926        (676)        (614)
                                                              -------     -------      -------

Total comprehensive income ...............................    $23,230     $34,248      $55,281
                                                              =======     =======      =======

                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation:

      The consolidated financial statements include the accounts of C&D Technologies, Inc., its wholly owned subsidiaries and a 67% owned joint venture (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

      Derivative Financial Instruments:

      On February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity as accumulated other comprehensive income (loss) or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of February 1, 2001, the adoption of the standard resulted in a net-of-tax cumulative effect increase of $103 recorded in accumulated other comprehensive loss.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      In the normal course of business, the Company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are generally reported in accrued liabilities. To qualify for hedge accounting, the instruments must be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The Company uses interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount.

      Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $4,501 and $3,959 at January 31, 2003 and 2002, respectively.

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

      Property, Plant and Equipment:

      Property, plant and equipment acquired as of the Acquisition were recorded at the then fair market value. Property, plant and equipment acquired subsequent to the Acquisition are recorded at cost or fair market value if part of an acquisition. Property, plant and equipment, including capital leases, are

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

depreciated on the straight-line method for financial reporting purposes over estimated useful lives which generally range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.

      The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of items of property, plant and equipment, the cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

      The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, generally 3 to 5 years, using the straight-line method.

      Identified Intangible Assets, Net:

      Acquisition-related intangibles are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intellectual property assets are amortized over the periods of benefit, ranging from 5 to 20 years, on a straight-line basis. All identified intangible assets are classified within intangible and other assets, net on the balance sheet. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

      Long-Lived Assets:

      The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which requires periodic evaluation of the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events or changes in circumstances are evaluated based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events.

      Goodwill:

      On February 1, 2002, the Company completed the adoption of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. Through January 31, 2002, goodwill had been amortized over an estimated 20 to 40 years. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The Company completed the initial goodwill impairment review as of the beginning of fiscal 2003 and

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

concluded that no impairment of goodwill existed at that time. The Company completed the annual impairment review during the fourth quarter of 2003 and recorded an impairment of $496 in selling, general and administrative expenses, which represented all of the goodwill in the Motive Power Division. No impairment to goodwill existed in any of the other divisions as of January 31, 2003.

      Upon adoption of the new business combinations rules, workforce-in-place no longer meets the definition of an identifiable intangible asset. As a result, as of the beginning of fiscal 2003, the net book value of $879 has been reclassified to goodwill. (See Note 3.)

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows:

                                                   Year ended January 31,
                                          --------------------------------------
                                             2003          2002          2001
                                          ----------    ----------    ----------
Reported net income ..................    $   19,292    $   36,074    $   55,895
Goodwill amortization, net of tax ....            --         3,995         2,599
                                          ----------    ----------    ----------
Adjusted net income ..................    $   19,292    $   40,069    $   58,494
                                          ==========    ==========    ==========

Reported net income per
  common share - basic ...............    $     0.75    $     1.38    $     2.13
Goodwill amortization, net of tax ....            --          0.15          0.10
Adjusted net income per                   ----------    ----------    ----------
  common share - basic ...............    $     0.75    $     1.53    $     2.23
                                          ==========    ==========    ==========

Reported net income per
  common share - diluted .............    $     0.74    $     1.35    $     2.05
Goodwill amortization, net of tax ....            --          0.15          0.10
Adjusted net income per                   ----------    ----------    ----------
  common share - diluted .............    $     0.74    $     1.50    $     2.15
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

      Net Income Per Share:

      Net income per common share for the years ended January 31, 2003, 2002 and 2001 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:

                                                       January 31,
                                          --------------------------------------
                                             2003          2002          2001
                                          ----------    ----------    ----------

Weighted average
 shares of common stock
 outstanding .........................    25,818,024    26,153,715    26,223,684
Assumed conversion of
 stock options, net of shares
 assumed reacquired ..................       207,155       534,296     1,040,844
                                          ----------    ----------    ----------
Weighted average common
 shares - diluted ....................    26,025,179    26,688,011    27,264,528
                                          ==========    ==========    ==========

      During the years ended January 31, 2003, 2002 and 2001, the Company had 1,176,034, 112,308 and 98,450, respectively, outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These stock options could be dilutive in the future.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation Plans:

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Accounting and Disclosure." SFAS No. 148, which is an amendment of SFAS No. 123, provides alternative recognition transition methods for a voluntary change from the intrinsic method, permitted under APB Opinion No. 25, to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires more prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation and requires disclosure about those effects in interim financial information. Prior to SFAS No. 148, disclosures about the effects of stock based employee compensation were only required in annual financial information. Disclosure prominence is to be achieved by placing certain disclosures related to stock based employee compensation in the summary of significant accounting policies. The transition and disclosure in accounting policies provisions are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 effective as of January 31, 2003. The adoption of the new standard did not have any impact on the Company's financial position or results of operations.

      The Company accounts for its fixed stock option plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for its fixed stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation" allows, but does not require, companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, the Company elected to continue to account for compensation cost for its fixed stock option plans using the intrinsic value based method under APB No. 25.

      If the Company had elected, beginning in fiscal 1997, to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                                    2003       2002       2001
                                                                  -------    -------    -------
Net income - as reported .....................................    $19,292    $36,074    $55,895
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .................................      4,259      4,489      3,221
                                                                  -------    -------    -------
Net income - pro forma .......................................    $15,033    $31,585    $52,674
                                                                  =======    =======    =======

Net income per common share - basic - as reported ............       0.75       1.38       2.13

Net income per common share - basic - pro forma ..............       0.58       1.21       2.01

Net income per common share - diluted - as reported ..........       0.74       1.35       2.05

Net income per common share - diluted - pro forma ............       0.58       1.18       1.93

Weighted average fair value of options
  granted during the year ....................................       9.30      15.06      12.51

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

                                         2003         2002         2001
                                         ----         ----         ----

Risk-free interest rate ..........        4.42%        4.84%        6.53%
Expected dividend yield ..........        0.27%        0.17%        0.22%
Expected volatility factor .......        0.477        0.448        0.414
Weighted average expected life ...    5.00 years   5.00 years   4.95 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

      Reclassifications:

      Certain amounts reported in previous years have been reclassified to conform to the fiscal 2003 presentation.

      New Accounting Pronouncements:

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 31, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company's consolidated statements of income or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties. (See Note 16.)

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

3.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

      Goodwill:

      During the year ended January 31, 2003, no goodwill was acquired. Goodwill by operating segment was adjusted as follows:

                                                                   Power     Motive
                                          Powercom    Dynasty   Electronics   Power        Total
                                          --------    -------   -----------  ------       --------
Goodwill, January 31, 2002 ...........     $1,376     $57,939     $47,551     $ 493       $107,359
Assembled workforce reclassified .....         --          --         879        --            879
Effect of exchange rate changes on
     goodwill ........................          7         192       7,031         3          7,233
Impairment of goodwill ...............         --          --          --      (496)          (496)
                                           ------     -------     -------     -----       --------

Goodwill, January 31, 2003 ...........     $1,383     $58,131     $55,461     $  --       $114,975
                                           ======     =======     =======     =====       ========

      Identified Intangible Assets:

      During the year ended January 31, 2003, no acquisition-related intangibles were acquired, impaired or written-off. Identified intangible assets as of January 31, 2003 consisted of the following:

                                          Gross        Accumulated
                                          Assets       Amortization        Net
                                          -------      ------------      -------

Trade names ......................        $17,840        $(3,494)        $14,346
Intellectual property ............          7,805         (5,516)          2,289
Other ............................          2,405           (989)          1,416
                                          -------        -------         -------

Total intangible assets ..........        $28,050        $(9,999)        $18,051
                                          =======        =======         =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

3.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (continued)

Identified intangible assets as of January 31, 2002 consisted of the following:

                                          Gross        Accumulated
                                          Assets       Amortization        Net
                                          -------      ------------      -------

Trade names ......................        $17,840        $(2,602)        $15,238
Intellectual property ............          7,601         (4,706)          2,895
Other ............................          3,675         (1,251)          2,424
                                          -------        -------         -------

Total intangible assets ..........        $29,116        $(8,559)        $20,557
                                          =======        =======         =======

      Based on intangibles recorded at January 31, 2003, the annual amortization expense is expected to be as follows (assuming current exchange rates):

                                   2004      2005      2006      2007      2008
                                  ------    ------    ------    ------    ------

Trade names ..................    $  892    $  892    $  892    $  892    $  892
Intellectual property ........       787       424       370       195       134
Other ........................       128        79        76        35        29
                                  ------    ------    ------    ------    ------

Total intangible assets ......    $1,807    $1,395    $1,338    $1,122    $1,055
                                  ======    ======    ======    ======    ======

      Amortization of identified intangibles was $1,795, $1,922 and $1,867 for the years ended January 31, 2003, 2002 and 2001.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

4.    INVENTORIES

      Inventories consisted of the following:                   January 31,
                                                          ----------------------
                                                            2003           2002
                                                          -------        -------

Raw materials ....................................        $17,833        $26,202
Work-in-process ..................................         10,379         12,830
Finished goods ...................................         19,693         22,642
                                                          -------        -------
                                                          $47,905        $61,674
                                                          =======        =======

      If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $49,957 and $61,576 as of January 31, 2003 and 2002, respectively. During the years ended January 31, 2003 and 2002, inventory quantities were reduced resulting in the liquidation of certain LIFO inventory layers carried at cost, which were lower than the cost of current purchases. The effect of these reductions in 2003 and 2002 was to decrease the cost of sales by approximately $564 and $35, and to increase net income by $355 and $22 or $0.01 and less than $0.01 per share, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

                                                                January 31,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------

Land .................................................     $  1,970     $  2,003
Buildings and improvements ...........................       41,988       44,734
Furniture, fixtures and equipment ....................      192,440      193,763
Construction in progress .............................        7,404       15,182
                                                           --------     --------
                                                            243,802      255,682

Less:
    Accumulated depreciation .........................      131,644      124,475
                                                           --------     --------
                                                           $112,158     $131,207
                                                           ========     ========

      For the years ended January 31, 2003, 2002 and 2001, depreciation charged to operations amounted to $21,050, $20,962 and $19,286; maintenance and repair costs expensed totaled $10,075, $13,256 and $14,456; and capitalized interest amounted to $135, $404 and $983, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6.    DEBT

      Debt consisted of the following:

                                                                                      January 31,
                                                                                  ------------------
                                                                                    2003       2002
                                                                                  -------    -------
        Term loan, $100,000 facility; bearing interest at Prime or
LIBOR plus .75% on January 31, 2003 and January 31, 2002
(effective rate on a weighted average basis, 2.10% as of January
31, 2003 and 2.62% as of January 31, 2002) net of unamortized
debt acquisition costs of $81 and $858, respectively .........................    $18,669    $44,142

        Revolving credit facility; maximum commitment of $120,000
at January 31, 2003 and 2002 bearing interest of Prime or LIBOR plus .75% (effective rate on a weighted average basis, 2.12% as of
January 31, 2003 and 2.74% as of January 31, 2002) ...........................     21,250     21,500

        Borrowings by a U.K. subsidiary under an unsecured multi- currency demand loan facility bearing interest at British Pound LIBOR plus .95%
(effective rate on a weighted average basis,
5.08% as of January 31, 2002) ................................................         --      8,501

        Other ................................................................         --          4
                                                                                  -------    -------
                                                                                   39,919     74,147
        Less current portion .................................................     14,062     27,255
                                                                                  -------    -------
                                                                                  $25,857    $46,892
                                                                                  =======    =======

      On March 1, 1999, the Company obtained a fully syndicated senior unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The term loan is payable over five years. The revolver has a termination date of March 1, 2004. The available interest rates on the agreement were between 1.00% to 1.75% over LIBOR or Prime to Prime plus .25%. On October 13, 2000 the loan agreement was amended to effectively lower the available LIBOR interest rate to between .75% and 1.50% over LIBOR or Prime to Prime plus .25%. The agreement requires the Company to pay a fee of .20% to .30% per annum on any unused portion of the revolver. During the years ended January 31, 2003 and January 31, 2002, the average fee paid was .20%.

      The revolving credit facility includes a letter of credit facility not to exceed $30,000, of which $26,479 and $27,379 were available as of January 31, 2003 and 2002, and swingline loans not to exceed $10,000. The term loan is due in quarterly installments that currently equal $6,250 per quarter increasing to $7,500 per quarter on May 1, 2003. At the Company's election, additional payments not required under the term loan were paid in advance. These amounts were applied to future term loan payments on a pro-rata basis.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6.    DEBT (continued)

      These credit agreements contain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. These restrictive covenants permit the Company to pay dividends so long as there are no defaults under these credit agreements. The purpose of the facility was to fund an acquisition, provide for normal working capital and fund possible strategic acquisitions. The Company was in compliance with its loan agreement covenants at January 31, 2003 and 2002, respectively.

      The maximum aggregate amounts of loans outstanding under the term loan and revolving credit facility, were $72,650, $141,100 and $128,550 during the years ended January 31, 2003, 2002 and 2001, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $53,425, $95,980 and $84,813 at a weighted average interest rate of 2.60%, 4.97% and 7.42%, respectively.

      The uncommitted multi-currency overdraft facility is a senior unsecured demand loan facility, which was originally in the amount of 22.0 million British Pounds. This senior facility was reduced to 750 thousand British Pounds at the request of the Company in September 2002. The maximum amount outstanding under this facility was 6.1 million and 19.5 million British Pounds during the years ended 2003 and 2002, respectively. For those years, the outstanding loans under this agreement computed on a monthly average basis averaged 3.4 million British Pounds and 13.6 million British Pounds at a weighted average interest rate of 5.05% and 5.81%, respectively.

      As of January 31, 2003, the required minimum annual principal reduction of long-term debt for each of the next five fiscal years is as follows:

                 2004 ...................................          $14,062
                 2005 ...................................           25,857
                 2006 ...................................               --
                 2007 ...................................               --
                 2008 ...................................               --
                 Thereafter .............................               --
                                                                   -------
                                                                   $39,919
                                                                   =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

7.    STOCKHOLDERS' EQUITY

      Stock Option Plans:

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

      A summary of stock option activity related to the Company's plans is as follows:

                                 Beginning       Granted      Exercised      Canceled       Ending
                                  Balance         During        During        During        Balance
                                Outstanding        Year          Year          Year       Outstanding     Exercisable
                                -----------        ----          ----          ----       -----------     -----------
Year ended
  January 31, 2003
  Number of shares ........       2,155,288       597,725        70,334       181,305       2,501,374       1,461,838
Weighted average option
  price per share .........      $    23.84      $  20.20      $  12.56      $  27.49      $    23.02      $    21.24

Year ended
  January 31, 2002
  Number of shares ........       1,712,815       689,680       147,900        99,307       2,155,288       1,005,149
Weighted average option
   price per share ........      $    19.62      $  33.42      $  13.84      $  32.55      $    23.84      $    17.81

Year ended
  January 31, 2001
  Number of shares ........       1,517,894       715,074       406,019       114,134       1,712,815         645,077
Weighted average option
   price per share ........      $    13.36      $  27.87      $  11.04      $  18.68      $    19.62      $    14.53

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

7.    STOCKHOLDERS' EQUITY (continued)

      There were 2,340,718 and 2,764,879 shares available for future grants of options under the Company's stock option plans as of January 31, 2003 and 2002, respectively. The following table summarizes information about the stock options outstanding at January 31, 2003:

                              Options Outstanding                   Options Exercisable
                    ---------------------------------------      ------------------------

                                    Weighted-
                                     Average        Weighted-                     Weighted-
                                    Remaining        Average                       Average
    Range of           Number      Contractual       Exercise      Number          Exercise
Exercise Prices     Outstanding       Life            Price      Exercisable        Price
---------------     -----------       ----            -----      -----------        -----
 $3.00 -  $6.00         97,168      3.7 years         $ 5.92         97,168         $ 5.92

 $8.63 - $12.38        262,368      5.3 years         $11.62        262,368         $11.62

$13.03 - $19.56        441,104      6.6 years         $17.79        440,004         $17.79

$22.08 - $26.76      1,134,626      8.2 years         $21.70        408,445         $22.91

$35.00 - $44.38        479,508      8.1 years         $35.09        184,572         $38.20

$48.44 - $55.94         86,600      7.5 years         $53.78         69,281         $53.96
                     ---------                                    ---------
 $3.00 - $55.94      2,501,374      7.4 years         $23.02      1,461,838         $21.24
                     =========                                    =========

      Rights Plan:

      In February 2000, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8.    INCOME TAXES

      The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                            January 31,
                                                 -------------------------------
                                                    2003        2002       2001
                                                   ------     -------    -------

Current:
         Federal ............................      $  330     $15,974    $31,068
         State ..............................        (982)      1,492      3,578
         Foreign ............................       1,901       1,137         --
         Foreign sales corporation ..........          --         137        301
                                                   ------     -------    -------
                                                   $1,249     $18,740    $34,947
                                                   ======     =======    =======

Deferred:
         Federal ............................       7,983       3,160        727
         State ..............................         182         344        209
                                                   ------     -------    -------
                                                    8,165       3,504        936
                                                   ------     -------    -------
                                                   $9,414     $22,244    $35,883
                                                   ======     =======    =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8.    INCOME TAXES (continued)

      The components of the deferred tax asset and liability as of January 31, 2003 and 2002 were as follows:

                                                           2003          2002*
                                                         --------      --------
Deferred tax asset:
         Vacation and compensation accruals .........    $  4,080      $  4,858
         Bad debt, inventory and return allowances ..       4,039         3,047
         Warranty reserves ..........................       3,995         4,750
         Postretirement benefits ....................       1,151         1,034
         State net operating losses .................         778            --
         Derivatives ................................         759           684
         Foreign tax credits ........................         716            --
         Environmental reserves .....................         714           879
         Pension obligation .........................          --            51
         Other accruals .............................       1,410         1,928
                                                         --------      --------
         Total deferred tax asset ...................      17,642        17,231
                                                         --------      --------
Deferred tax liability:
         Depreciation and amortization ..............     (12,735)       (8,658)
         Pension obligation .........................      (5,754)           --
         Cumulative translation adjustment ..........      (1,275)          (29)
         Unrepatriated earnings .....................        (223)         (990)
                                                         --------      --------
         Total deferred tax liability ...............     (19,987)       (9,677)
                                                         --------      --------
         Net deferred tax (liability) asset .........    $ (2,345)     $  7,554
                                                         ========      ========

      Realization of the Company's deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

      *Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8.    INCOME TAXES (continued)

      Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 2003, 2002 and 2001, respectively, are as follows:

                                                        January 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------

U.S. statutory income tax ...............    $ 10,079     $ 20,872     $ 33,050
State tax, net of federal
 income tax benefit .....................         258        1,314        2,534
Resolution of state tax audits ..........      (1,100)          --           --
Tax effect of foreign operations ........         256           26           --
Research and development
 tax credit benefit .....................          --          (61)        (100)
Foreign sales corporation ...............          --         (257)        (565)
Other ...................................         (79)         350          964
                                             --------     --------     --------
                                             $  9,414     $ 22,244     $ 35,883
                                             ========     ========     ========

9.    COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2003, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

                       2004..........................          $ 2,979
                       2005..........................            2,443
                       2006..........................            2,025
                       2007..........................            2,004
                       2008..........................            1,893
                       Thereafter....................            7,860
                                                               -------
                                                               $19,204
                                                               =======

      Total rent expense for all operating leases for the years ended January 31, 2003, 2002 and 2001 was $3,903, $4,496 and $3,733, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      (B) Contingent Liabilities:

Legal

      In January 2000, the Company was sued in an action captioned Puerto Rico Electric Power Authority v. C&D Technologies, Inc., in the United States District Court for the District of Puerto Rico for an alleged breach of contract in connection with the sale of certain batteries dating back to the mid-1990s. In August 2000 the Company entered into a settlement agreement with respect to this claim, the cost of which was recovered from the Company's insurance carrier in the first quarter of fiscal 2002.

Environmental

      The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

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

      The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it will no longer be taking an active role in any further action at the site

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company.

      The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. The Company is currently in negotiations with the other potentially responsible parties at this site regarding its share of the allocated liability.

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

      In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and Department of Justice through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 for alleged violations of the Clean Water Act. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. The Company anticipates that the matter will result in a penalty assessment and compliance obligations. The Company will continue to seek a negotiated or mediated resolution, failing which it intends to vigorously defend the action.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

      (C) Purchase Commitments:

      The Company has purchase commitments pertaining to the purchase of certain raw materials with various suppliers. These purchase commitments are not expected to exceed usage requirements.

10.   MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2003, 2002 and 2001.

11.   CONCENTRATION OF CREDIT RISK

      Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade receivables and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited by a large customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, in certain circumstances.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of these instruments.

      Debt (excluding capital lease obligations) - the carrying value of the Company's long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at January 31, 2003 and 2002 were as follows:

                                             2003                   2002
                                    ---------------------   --------------------

                                    Carrying                Carrying
                                     Amount    Fair Value    Amount   Fair Value
                                    --------   ----------   --------  ----------

      Cash and cash equivalents ..  $12,966      $12,966    $ 8,781     $ 8,781

      Debt (excluding capital
        lease obligations) .......  $39,919      $39,919    $74,143     $74,143

      The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

      The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(258) and $(34) as of January 31, 2003 and 2002. Changes in the fair value of these currency forward contracts are recorded in other expense (income), net.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income (loss). When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in earnings each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in other expense (income), net each period.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      In the normal course of business, the Company is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and, where cost-effective, financing debt in the currencies in which the assets are denominated. For interest rate exposures, derivatives are used to manage the Company's exposure to fluctuations in interest rates on the Company's underlying variable rate debt instruments. The Company utilizes separate swap transactions rather than fixed rate obligations to take advantage of lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market. For currency exposures, derivatives are used to limit the effects of foreign exchange rate fluctuations on financial results.

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

      The following table includes all interest rate swaps as of January 31, 2003 and 2002. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive loss.

                                         Fixed        Variable       Fair          Fair
                                        Interest      Interest       Value         Value
Notional   Origination     Maturity       Rate          Rate          at            at
 Amount        Date          Date         Paid        Received     01/31/03      01/31/02
--------   -----------     --------     --------      --------     --------      --------
$ 6,500      12/20/95      12/20/02       6.01%         LIBOR      $    --       $  (240)
 20,000      03/11/99      03/11/02       5.58%         LIBOR           --           (77)
 20,000      02/05/01      03/01/03       5.24%         LIBOR          (66)         (783)
 20,000      04/11/01      04/11/06       5.56%         LIBOR       (1,832)         (735)
                                                                   -------       -------
                                                                   $(1,898)      $(1,835)
                                                                   =======       =======

      Based on the fair value of the interest rate swaps as of January 31, 2003 and the maturity dates of these swaps, the Company expects to reclassify a net of tax loss of approximately $549 of the amount in accumulated other comprehensive loss in the next 12 months.

      The Company had foreign exchange contracts on hand for delivery of Canadian Dollars in the amount of $2,629 and $3,149 as of January 31, 2003 and January 31, 2002, respectively.

      The Company had foreign exchange contracts for delivery of Euros in the amount of $646 as of January 31, 2003.

      The Company had a foreign exchange contract on hand for the delivery of British Pounds in the amount of $23,884 and $14,224 as of January 31, 2003 and January 31, 2002, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS

      (A) The Company has various noncontributory defined benefit pension plans, which cover certain employees. The C&D Technologies, Inc. Pension Plan for Salaried Employees was amended during the fiscal year ended January 31, 2002 to provide that benefits under the plan became frozen as of December 31, 2001 for all participants (i) who had not attained the age of 65, and (ii) who either (a) had less than 5 years of Eligibility Service, or whose years of Eligibility Service and age totaled less than 60 or (b) had less than 10 years of Eligibility Service, or whose years of Eligibility Service and age totaled less than 57 as of December 31, 2001. Participants whose benefits under the Pension Plan became frozen as of December 31, 2001 became eligible for an enhanced Company contribution under the Savings Plan based on the performance of the Company. As such, the Company recorded a curtailment gain of $2,631 during the fiscal year ended January 31, 2002.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2003 and 2002 and a statement of the funded status as of January 31, 2003 and 2002. The measurement dates are December 31, 2002 and 2001.

                                                                                    Pension              Postretirement
                                                                                    Benefits                Benefits
                                                                             ---------------------     -------------------

                                                                               2003         2002        2003         2002
                                                                             --------     --------     -------     -------
Change in benefit obligation:
  Benefit obligation at beginning of year ...............................    $ 49,532     $ 45,749     $ 3,486     $ 2,463
    Service cost ........................................................       1,573        2,404         151         149
    Interest cost .......................................................       3,750        3,565         269         255
    Plan amendments .....................................................          50           --          --       1,000
    Curtailment gain ....................................................          --       (2,631)         --          --
    Settlement loss .....................................................         115           --          --          --
    Actuarial loss/(gain) ...............................................       5,328        2,792         406         (30)
    Benefits paid .......................................................      (2,888)      (2,347)       (245)       (351)
                                                                             --------     --------     -------     -------

 Benefit obligation at end of year ......................................    $ 57,460     $ 49,532     $ 4,067     $ 3,486
                                                                             ========     ========     =======     =======

Change in plan assets:
Fair value of plan assets at beginning of year ..........................    $ 41,300     $ 39,297          --          --
    Actual return on plan assets ........................................      (5,889)      (3,383)         --          --
    Employer contributions ..............................................      17,171        7,733     $   245     $   351
    Benefits paid .......................................................      (2,888)      (2,347)       (245)       (351)
                                                                             --------     --------     -------     -------
 Fair value of plan assets at end of year ...............................    $ 49,694     $ 41,300     $    --     $    --
                                                                             ========     ========     =======     =======

Reconciliation of funded status:
 Funded status ..........................................................    $ (7,766)    $ (8,232)    $(4,067)    $(3,486)
 Unrecognized actuarial loss/(gain) .....................................      22,237        7,972         371         (34)
 Unrecognized prior service cost ........................................         162          131         770         885
                                                                             --------     --------     -------     -------
 Net amount recognized
    at measurement date and end of fiscal year ..........................    $ 14,633     $   (129)    $(2,926)    $(2,635)
                                                                             ========     ========     =======     =======

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost ....................................................    $ 18,051     $  3,311          --          --
Accrued benefit liability ...............................................      (3,418)      (3,440)    $(2,926)    $(2,635)
                                                                             --------     --------     -------     -------
Net amount recognized at end of fiscal year* ............................    $ 14,633     $   (129)    $(2,926)    $(2,635)
                                                                             ========     ========     =======     =======

* Prepaid pension cost is included in intangible and other assets, net and the accrued benefit liability is included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

                                                                                                         Postretirement
                                                         Pension Benefits                                   Benefits
                                             -----------------------------------------         ----------------------------------
                                              2003             2002             2001           2003          2002           2001
                                             -------          -------          -------         -----         -----          -----
Components of net periodic
   benefit cost:

Service cost ..........................      $ 1,573          $ 2,404          $ 2,128         $ 152         $ 149          $ 101
Interest cost .........................        3,750            3,565            3,204           269           255            172
Expected return on plan assets ........       (3,618)          (3,624)          (3,270)           --            --             --
Amortization of prior service costs ...           20               15               15           115           115             --
Recognized actuarial loss/(gain) ......          443               79               (4)           --            --            (11)
Settlement loss .......................          241               --               --            --            --             --
                                             -------          -------          -------         -----         -----          -----
    Net periodic benefit cost .........      $ 2,409          $ 2,439          $ 2,073         $ 536         $ 519          $ 262
                                             =======          =======          =======         =====         =====          =====

Weighted-average assumptions
 as of January 31:

Discount rate .........................         7.00%            7.50%            7.75%         7.00%         7.50%          7.75%
Expected long-term rate of
   return on plant assets .............         9.00%            9.00%            9.00%          N/A           N/A            N/A
Rate of compensation increase* ........    4.00-4.95%       4.00-5.03%       4.00-5.03%          N/A           N/A            N/A

* Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

The Company sponsors two postretirement benefit plans, one of which the Company contributions are fixed so there is no material trend rate assumption. The following information applies to the second plan:

      For measurement purposes, a 10.00% annual rate of increase in the pre-65 per capita cost of covered health care benefits was assumed for 2002. The rate is assumed to decrease to 4.50% in 2007 and remain at that level thereafter.

      Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     1% increase     1% decrease
                                                     -----------     -----------
      Effect on total service and interest cost
         components for fiscal 2003 ..............    $      --       $      --
      Effect on year-end 2003 postretirement
         benefit obligation ......................    $      --       $      --

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,660, $3,515 and $2,178, respectively, for fiscal 2003.

      (B) Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's contribution was $1,610, $2,096 and $1,631 for the years ended January 31, 2003, 2002 and 2001, respectively.

      (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $605, $480 and $518 for the years ended January 31, 2003, 2002 and 2001, respectively. The liability for these plans was $2,525 and $2,079 as of January 31, 2003 and 2002, respectively, and was included in other liabilities.

      (D) The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with generally accepted accounting principles for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2003 and 2002 the liability for the Company's Deferred Compensation Plan was $526 and $552, respectively, and was included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

14.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2003 and 2002 follow:

                                           First    Second      Third    Fourth
                                          Quarter   Quarter    Quarter   Quarter
                                          -------   -------    -------   -------

For the year ended January 31, 2003:

Net sales ..............................  $84,062   $84,292    $87,637   $79,754
Gross profit ...........................   18,646    20,202     20,808    19,043
Operating income .......................    7,475     8,626      9,392     8,561
Net income .............................    4,124     4,704      5,128     5,336
Net income per common share - basic ....     0.16      0.18       0.20      0.21
Net income per common share - diluted ..     0.16      0.18       0.20      0.21

      The results for the fourth quarter of fiscal 2003 reflect pre-tax charges of $1,813 for the re-organization of certain manufacturing locations in the Power Electronics Division, the write-off of $496 of goodwill in the Motive Power Division, the recognition of a $1,610 gain on the sale of the Company's metal fabrication facility and the reduction of the effective tax rate to 19.3% for the quarter, reflecting resolution of state tax audits.

For the year ended January 31, 2002:

Net sales .............................. $155,383  $125,493   $102,505   $88,260
Gross profit ...........................   46,033    37,509     22,110    22,619
Operating income .......................   29,617    23,066      5,684     9,207
Net income .............................   16,847    13,100      1,848     4,279
Net income per common share - basic ....     0.64      0.50       0.07      0.16
Net income per common share - diluted ..     0.62      0.49       0.07      0.16

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications and networking equipment, as well as office and industrial equipment.

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

      Summarized financial information related to the Company's business segments for the years ended January 31, 2003, 2002 and 2001 is shown below:

                                                                    Power          Motive
                                      Powercom      Dynasty      Electronics       Power
                                      Division      Division       Division       Division     Consolidated
                                      --------      --------       --------       --------     ------------
Year ended January 31, 2003:

Net sales ......................      $144,478      $ 89,883       $ 46,840       $ 54,544       $335,745
Operating income (loss) ........      $ 25,495      $ 13,499       $    (52)      $ (4,888)      $ 34,054

Year ended January 31, 2002:

Net sales ......................      $234,802      $112,794       $ 63,155       $ 60,890       $471,641
Operating income (loss) ........      $ 57,303      $ 17,401       $ (5,963)      $ (1,167)      $ 67,574

Year ended January 31, 2001:

Net sales ......................      $264,664      $163,072       $110,117       $ 77,825       $615,678
Operating income (loss) ........      $ 51,139      $ 37,987       $ 12,186       $ (1,293)      $100,019

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

15.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

      Many of the Company's facilities manufacture products for more than one segment. Therefore, it is not practicable to disclose asset information (assets, expenditures for long-lived assets) on a segment basis.

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2003, 2002 and 2001 and for each of the years then ended is shown below:

                                            2003        2002        2001
                                          --------    --------    --------

      Net sales
          United States ..............    $275,268    $375,283    $487,064
          Canada .....................      27,535      34,514      67,202
          Other countries ............      32,942      61,844      61,412
                                          --------    --------    --------
          Consolidated totals ........    $335,745    $471,641    $615,678
                                          ========    ========    ========

      Long-lived assets
          United States ..............    $194,857    $191,578    $191,994
          United Kingdom .............      51,555      44,794      50,155
          Other countries ............      19,445      26,853      27,123
                                          --------    --------    --------
          Consolidated totals ........    $265,857    $263,225    $269,272
                                          ========    ========    ========

16.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

      Balance at February 1, 2002 .................... $12,349
      Current year provisions ........................   3,770
      Expenditures ...................................  (5,520)
                                                       -------

      Balance at January 31, 2003 .................... $10,599
                                                       =======

      As of January 31, 2003, accrued warranty obligations of $10,599 include $3,804 in current liabilities and $6,795 in other liabilities. As of January 31, 2002, accrued warranty obligations of $12,349 include $3,526 in other current liabilities and $8,823 in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2003, 2002 and 2001
                             (Dollars in thousands)

                                                            Additions     Additions                        Balance
                                             Balance at       Charged      Charged                           at
                                             Beginning      to Costs &     to Other                        End of
                                             of Period       Expenses    Accounts (a)  Deductions (b)      Period
                                             ---------       --------    ------------  --------------      ------
Deducted From Assets

Allowance for doubtful accounts:

Year ended January 31, 2003 .........          $2,278            --            --          $  372          $1,906
Year ended January 31, 2002 .........           4,121          $420            --           2,263           2,278
Year ended January 31, 2001 .........           3,080           955          $193             107           4,121

---------
(a)   Additions related to business acquisitions.

(b)   Amounts written-off, net of recoveries and reserve reversals.