Form 10-Q
period 2003-04-30
C&D TECHNOLOGIES INC
filed 2003-06-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securties Exchange Act of 1934). YES X NO ___

     Number of shares of the Registrant's Common Stock outstanding on May 30, 2003: 25,579,029

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 2003 and January 31, 2003..................      3

          Consolidated Statements of Income - Three
           Months Ended April 30, 2003 and 2002.................      5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 2003 and 2002...........      6

          Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2003 and 2002...........      7

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     16

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     17

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     23

      Item 4 - Controls and Procedures..........................     23

   PART II. OTHER INFORMATION...................................     24

   SIGNATURES...................................................     25

   CERTIFICATIONS...............................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                       April 30,     January 31,
                                                         2003           2003
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  8,101       $ 12,966
      Accounts receivable, less allowance for
           doubtful accounts of $1,937 and $1,903,
           respectively...........................      49,435         44,890
      Inventories.................................      48,978         47,905
      Deferred income taxes.......................       8,310          8,234
      Other current assets........................       1,235          2,304
                                                       -------        -------
                 Total current assets.............     116,059        116,299

Property, plant and equipment, net................     107,441        112,158
Intangible and other assets, net..................      37,779         38,724
Goodwill..........................................     113,612        114,975
                                                       -------        -------
                 Total assets.....................    $374,891       $382,156
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 30,600       $ 14,062
      Accounts payable............................      22,477         21,841
      Accrued liabilities.........................      18,612         18,961
      Income taxes................................       2,364            -
      Other current liabilities...................       7,536          7,659
                                                       -------        -------
                 Total current liabilities........      81,589         62,523

Deferred income taxes ............................      10,597         10,579
Long-term debt....................................         -           25,857
Other liabilities.................................      15,799         16,613
                                                       -------        -------
                 Total liabilities................     107,985        115,572





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                       April 30,    January 31,
                                                          2003         2003
                                                          ----         ----
Commitments and contingencies

Minority interest.................................       8,446          8,310

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,520,371 and
          28,509,803 shares issued, respectively..         285            285
      Additional paid-in capital..................      69,282         69,152
      Treasury stock, at cost, 2,923,797 and
          2,810,280 shares, respectively..........     (39,919)       (38,409)
      Accumulated other comprehensive (loss)
          income..................................         (22)           881
      Retained earnings...........................     228,834        226,365
                                                       -------        -------
                 Total stockholders' equity.......     258,460        258,274
                                                       -------        -------
                 Total liabilities and
                   stockholders' equity...........    $374,891       $382,156
                                                       =======        =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                              Three months ended
                                                   April 30,
                                               2003        2002
                                               ----        ----

Net sales............................        $ 77,368    $ 84,062
Cost of sales........................          60,376      65,416
                                              -------     -------
    Gross profit.....................          16,992      18,646

Selling, general and
    administrative expenses..........           9,170       8,809
Research and development
    expenses.........................           2,411       2,362
                                              -------     -------
    Operating income.................           5,411       7,475

Interest expense, net................             446       1,184
Other expense (income), net..........             270          (6)
                                              -------     -------
    Income before income taxes and
       minority interest.............           4,695       6,297

Provision for income taxes...........           1,737       2,330
                                              -------     -------
    Net income before minority
       interest......................           2,958       3,967

Minority interest....................             136        (157)
                                              -------     -------
    Net income.......................        $  2,822    $  4,124
                                              =======     =======

Net income per share - basic.........        $    .11    $    .16
                                              =======     =======

Net income per share - diluted.......        $    .11    $    .16
                                              =======     =======

Dividends per share..................        $ .01375    $ .01375
                                              =======     =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                             Three months ended
                                                                  April 30,
                                                              2003       2002*
                                                              ----       ----
Cash flows provided (used) by operating activities:
    Net income...........................................   $  2,822   $  4,124
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................        136       (250)
          Depreciation and amortization..................      5,812      6,252
          Deferred income taxes..........................        (58)       432
          Loss on disposal of assets.....................         39        130
          Changes in:
                Accounts receivable......................     (4,464)    (2,184)
                Inventories..............................     (1,124)     5,594
                Other current assets.....................       (256)      (208)
                Accounts payable.........................        955        541
                Accrued liabilities......................       (413)    (1,391)
                Income taxes payable.....................      3,723      5,962
                Other current liabilities................       (123)    (1,040)
                Other liabilities........................       (813)       600
                Other assets.............................        465         74
          Other, net.....................................        518       (642)
                                                             -------    -------
Net cash provided by operating activities................      7,219     17,994
                                                             -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment.........     (1,009)    (2,212)
    Proceeds from disposal of property, plant
       and equipment.....................................         43         11
                                                             -------    -------
Net cash used by investing activities....................       (966)    (2,201)
                                                             -------    -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................    (18,750)   (14,012)
    Proceeds from new borrowings.........................      9,350        300
    Proceeds from issuance of common stock, net..........        108        313
    Purchase of treasury stock...........................     (1,510)    (2,660)
    Payment of common stock dividends....................       (353)      (358)
                                                             -------    -------
Net cash used by financing activities.............           (11,155)   (16,417)
                                                             -------    -------
Effect of exchange rate changes on cash...........                37         68
                                                             -------    -------
Decrease in cash and cash equivalents.............            (4,865)      (556)

Cash and cash equivalents at beginning
   of period......................................            12,966      8,781
                                                             -------    -------
Cash and cash equivalents at end of period........          $  8,101   $  8,225
                                                             =======    =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................          $   (317)  $   (789)
                                                             =======    =======
Fair market value of treasury stock
   issued to pension plans........................          $    -     $     93
                                                             =======    =======

  *Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                             Three months ended
                                                                  April 30,
                                                             2003         2002
                                                             ----         ----

Net income...............................................   $2,822       $4,124

Other comprehensive (expense) income, net of tax:

  Net unrealized (loss) gain on derivative instruments...      (29)         219

  Foreign currency translation adjustments...............     (874)         915
                                                             -----        -----
Total comprehensive income...............................   $1,919       $5,258
                                                             =====        =====









        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2003. The January 31, 2003 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 2003 and the related consolidated statements of income and comprehensive income for the three-month periods ended April 30, 2003 and 2002 and the related consolidated statements of cash flow for the three-month periods ended April 30, 2003 and 2002. However, interim results of operations may not be indicative of results for the full fiscal year.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively.

     The provisions of SFAS No. 149 relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS No. 149 will have on its financial position and results of operations, if any.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   INVENTORIES

     Inventories consisted of the following:
                                                   April 30,     January 31,
                                                      2003           2003
                                                      ----           ----

         Raw materials............................  $18,530        $17,833
         Work-in-progress.........................    9,641         10,379
         Finished goods...........................   20,807         19,693
                                                     ------         ------
                                                    $48,978        $47,905
                                                     ======         ======


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Three months ended
                                                            April 30,
                                                        2003         2002
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    0.4          1.7
     Foreign sales corporation.......................      -         (0.4)
     Tax effect of foreign operations................    0.5         (0.3)
     Research and development credit.................      -         (0.1)
     Other...........................................    1.1          1.1
                                                        ----         ----
                                                        37.0%        37.0%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended
                                                            April 30,
                                                        2003         2002
                                                        ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,649,652   25,971,219
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       110,794      302,201
                                                     ----------   ----------
Weighted average common
   shares - diluted..............................    25,760,446   26,273,420
                                                     ==========   ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


6.   CONTINGENT LIABILITIES

Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials found in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

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

     In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. The Company is currently in negotiations with the other potentially responsible parties at this site regarding its share of the allocated liability, which the Company expects to be de minimis.

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

     The  Dynasty  Division   manufactures  and  markets  industrial   batteries
primarily for the uninterruptible power supply, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during a utility power outage.

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

     Summarized financial information related to the Company's business segments for the three months ended April 30, 2003 and 2002 is shown below:

                                                                            Power         Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended April 30, 2003:

Net sales................................     $31,860        $23,592       $ 9,036       $12,880       $77,368
Operating income (loss)..................     $ 4,078        $ 3,471       $  (594)      $(1,544)      $ 5,411

Three months ended April 30, 2002:

Net sales................................     $36,488        $21,056       $12,843       $13,675       $84,062
Operating income (loss)..................     $ 6,004        $ 2,392       $   136       $(1,057)      $ 7,475



                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

8.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of April 30, 2003 and January 31, 2003. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive income (loss).


                                        Fixed     Variable      Fair      Fair
                                       Interest   Interest     Value     Value
Notional      Origination   Maturity     Rate       Rate         At        At
 Amount           Date        Date       Paid     Received     4/30/03   1/31/03
--------      -----------   --------   --------   --------    --------   -------

 $20,000      02/05/01      03/01/03    5.24%     LIBOR       $   -     $   (66)

  20,000      04/11/01      04/11/06    5.56%     LIBOR        (1,946)   (1,832)
                                                              -------   -------
                                                              $(1,946)  $(1,898)
                                                              =======   =======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(424)and $(258) as of April 30, 2003 and January 31, 2003. Changes in the fair value of these currency forward contracts are recorded in other expense (income), net.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

9.   STOCK-BASED COMPENSATION PLANS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of Accounting Principle Board's Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.


                                                          Three months ended
                                                               April 30,
                                                          2003          2002
                                                        ---------     ---------

Net income - as reported................................   $2,822        $4,124
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects............    1,018         1,095
                                                            -----         -----
Net income - pro forma..................................   $1,804        $3,029
                                                            =====         =====
Net income per common share - basic - as reported.......     0.11          0.16
Net income per common share - basic - pro forma.........     0.07          0.11
Net income per common share - diluted - as reported.....     0.11          0.16
Net income per common share - diluted - pro forma.......     0.07          0.11
Weighted average fair value of options
  granted during the period.............................     7.80          9.26

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

     The value of options  granted  was  estimated  at the date of grant using a
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                        Three months ended
                                                             April 30,
                                                        2003         2002
                                                      ---------    ---------

Risk free interest rate.........................        2.82%        4.42%
Expected dividend yield.........................        0.33%        0.27%
Expected volatility factor......................        0.532        0.477
Weighted average expected life..................      5.00 years   5.00 years

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

10. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

      Balance at February 1, 2003 .......................... $10,599
      Current year provisions ..............................     899
      Expenditures .........................................  (2,237)
                                                              ------

      Balance at April 30, 2003 ............................ $ 9,261
                                                              ======

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of April 30, 2003, and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 2003 and 2002, and the consolidated statements of cash flows for the three-month periods ended April 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for the year then ended (not presented herein), and in our report dated March 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Philadelphia, PA
May 27, 2003

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


     Within the following discussion, unless otherwise stated, "quarter" and "three-month period", refer to the first quarter of fiscal 2004. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

     Net sales for the first quarter of fiscal 2004 decreased $6,694 or 8% to $77,368 from $84,062 in the first quarter of fiscal 2003. This decrease resulted from lower sales in the Powercom, Power Electronics and Motive Power divisions, partially offset by higher sales in the Dynasty Division. Sales by the Powercom Division declined $4,628 or 13%, primarily due to lower sales to the telecommunications market. This business continues to be affected by the lower spending levels of telecommunications and uninterruptible power supply ("UPS") customers, especially for major new projects. Power Electronics divisional sales decreased $3,807 or 30%, mainly due to a decline in DC to DC converter sales. During the quarter, the Power Electronics Division received a $1,700 contract manufacturing order from a new customer. Also in the quarter, the Power Electronics Division had numerous new product releases, and expects approximately $4,400 in sales, in addition to the $1,700 above, from new products this fiscal year. Sales of the Motive Power Division fell $795 or 6%, primarily due to both lower battery and charger sales. Sales in the Dynasty Division increased $2,536 or 12%, primarily due to an increase in UPS sales, partially offset by lower sales to the cable market. The higher sales were the result of increased demand for sealed products in the North American market. Although the OEM markets are down, we have been able to hold our overall share due to the continued strength of our aftermarket channel partners.

     Gross profit for the first quarter of fiscal 2004 decreased $1,654 or 9% to $16,992 from $18,646 in the prior year, resulting in a decrease in gross margin from 22.2% to 22.0%. Gross profit declined in the Powercom, Power Electronics and Motive Power divisions, primarily as a result of lower sales volumes. Gross profit in the Dynasty Division increased primarily as a result of higher sales.Raw material prices remained relatively stable. However, the price of lead, a primary component of our cost, increased modestly through the just concluded quarter.

     Selling, general and administrative expenses for the first quarter of fiscal 2004 increased $361 or 4%. This increase was primarily due to higher payroll-related expenses and higher warranty expenses, partially offset by lower variable selling costs associated with the decreased sales volumes.

     Research and development expenses in the first quarter of fiscal 2004 increased $49 or 2%, primarily due to higher spending in the Powercom and Motive Power divisions, partially offset by lower spending in the Power Electronics and Dynasty divisions. As a percentage of sales, research and development expenses increased from 2.8% of sales in the first quarter of fiscal 2003 to 3.1% of sales in the first quarter of fiscal 2004 mainly as a result of lower sales volumes.

     Operating income for the first quarter of fiscal 2004 decreased $2,064 or 28% to $5,411 from $7,475 in the comparable quarter of the prior year. This decrease was the result of (i) lower operating income generated by the Powercom Division; (ii) an operating loss generated by the Power Electronics Division in the current quarter compared with operating income in the first quarter of fiscal 2003; (iii) a higher operating loss in the Motive Power Division in the current quarter; partially offset by (iv) higher operating income in the Dynasty Division.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     We continue to make significant changes in the divisions that have operating losses. In the Power Electronics Division, the move of certain manufacturing processes from Nogales, Mexico to Guangzhou, China is proceeding on schedule. In addition, the closure of our Shannon, Ireland facility was completed. The Motive Power Division continues to fall short of expectations. Unlike the other businesses, we have thus far been unable to make meaningful progress in reducing our fixed cost structure. In addition, the warranty issue from production four to five years ago has continued to impact us during the first quarter of fiscal 2004. We expect to see this problem trend down as we move through the year. Further, during the quarter, we decided not to invest meaningful capital dollars to upgrade the physical plant in the Huguenot, New York Motive Power facility ("Huguenot") and are in the final stages of moving warehousing and finishing, and anticipate moving the formation processes to space available in other facilities. We expect that this transition may potentially produce a related quarterly cost savings of approximately $200. The warranty problem noted above has offset some of the positive things recently accomplished, such as; (i) implementing steps to reduce warranty reimbursement costs; (ii) modestly increasing pricing on a product segment effective June 2003; (iii) closing one branch office; (iv) hiring a new Vice-President, Sales;
(v) appointing a new Huguenot plant manager; and (vi) instituting a four-day, ten-hour work week in Huguenot, thereby saving some plant operating costs.

     Interest expense, net, decreased $738 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, primarily due to lower average debt balances outstanding during the quarter, coupled with lower effective interest rates.

     Income tax expense for the first quarter of fiscal 2004 decreased $593 from the comparable period of the prior fiscal year as the result of lower income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impact of foreign operations. The effective tax rate for both the first quarter of fiscal 2004 and the first quarter of fiscal 2003 was 37.0%.

     Minority interest of $136 in the first quarter of fiscal 2004 and $(157) in the first quarter of fiscal 2003 reflects the 33% ownership interest in the battery business located in Shanghai, China that is not owned by C&D. The increase in minority interest was due to the recording of a profit in the current quarter by the Shanghai battery business compared to a loss in the first quarter of the prior year.

     As a result of the above, for the first quarter of fiscal 2004, net income decreased $1,302 or 32% to $2,822 or $0.11 per share - basic and diluted. We feel confident that the current order level, backlog and general operating tempo will enable us to generate a second quarter net income which is expected to exceed that of the first quarter by a double digit percentage.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


Liquidity and Capital Resources


     Net cash provided by operating activities decreased $10,775 or 60% to $7,219 for the three-month period ended April 30, 2003 compared to $17,994 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) an increase in inventory in the three months ended April 30, 2003 versus a decrease in the three months ended April 30, 2002; (ii) a larger increase in accounts receivable in the first quarter of fiscal year 2004 versus the comparable period of the prior year; and
(iii) a smaller increase in current taxes payable in the first three months of the current year versus the first three months on the prior year (primarily due to the receipt of income tax refunds of approximately $2,300 in the first three months of fiscal 2004 versus $4,500 in the comparable period of the prior year).

     Net cash used by investing activities decreased $1,235 or 56% to $966 in the first quarter of fiscal 2004 compared to $2,201 in the first quarter of fiscal 2003 primarily due to lower capital spending.

     Net cash used by financing activities decreased $5,262 or 32% to $11,155 in the three-month period ended April 30, 2003 compared to $16,417 in the same period of the prior year. This decrease was primarily due to a higher proceeds from new borrowings (as a result of increasing our revolver to pay off our term loan in full), coupled with lower purchases of treasury stock, partially offset by a greater reduction of long-term debt. During the first quarter of fiscal 2004, C&D made net debt payments of $9,400, compared to $13,712 in the comparable quarter of the prior year.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. This loan agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at April 30, 2003. Our current loan agreement expires on March 1, 2004. Therefore, as of April 30, 2003, all of our debt is classified as current. We expect to enter into a new loan agreement prior to March 1, 2004. Capital expenditures during fiscal 2003 were incurred to fund a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2004 capital expenditures are expected to be less than $10,000 for similar purposes.

     We intend to continue making prudent purchases of our Company stock, paying down debt and selectively pursuing complementary accretive acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

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

     The local Chinese government has notified our Shanghai C&D Battery Co. Ltd, that it will be required to relocate its Shanghai plant during fiscal 2005 to permit the Pudong authorities to develop the region into a cultural center. Negotiations are in the final stages regarding the details surrounding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant. Currently, a location had been selected for the relocation of the plant. This relocation is not expected to have a material adverse effect on our financial condition or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS

See footnote number 2.



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

     Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, product development, market position, market conditions, expenditures, sales and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

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

o Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, CATV, switchgear and control and material handling.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

o We are exposed to the credit risk of our customers including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks or risks associated with potential bankruptcy of our customers.

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

o The outbreak of severe acute respiratory syndrome ("SARS") could cause direct disruption to our manufacturing operations located in China and our Asian suppliers, as well as indirect disruption to our other manufacturing facilities located throughout the rest of the world due to possible negative impacts on our supply chain.

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

o Our overall profitability may not meet expectations if our product, customer and geographic mix is substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our earnings could be less than expected.

o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a computer virus, intentional disruption of IT systems by a third party, manufacturing failure or telephone system failure, the resulting disruptions could impede C&D's ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause us to lose significant customers or revenue and could require C&D to incur significant expense to eliminate these problems and address related security concerns.


The foregoing list of important factors is not all-inclusive, or necessarily in order of importance.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for speculative purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments (see footnote number 8). Additional disclosure regarding our various market risks are set forth in our fiscal 2003 Form 10-K filed with the Securities and Exchange Commission.

Item 4.    Controls and Procedures

     Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, C&D carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including C&D's Chief Executive Officer and Chief Financial Officer.

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

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders of C&D on May 28, 2003 the stockholders voted on one proposal: the election of nine directors for one-year terms.

     Election of Directors

     Nominee                    Votes For               Votes Withheld
     -------                    ---------               --------------
     William Harral, III        21,408,283                   24,294
     Wade H. Roberts, Jr.       21,402,171                   30,406
     Peter R. Dachowski         21,329,554                  103,023
     Kevin P.Dowd               21,408,319                   24,258
     Robert I. Harries          21,408,554                   24,023
     Pamela S. Lewis            21,329,179                  103,398
     George  MacKenzie          21,329,252                  103,325
     John A. H. Shober          21,328,239                  104,338
     Stanley W. Silverman       21,407,665                   24,912


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Indemnification Agreement dated as of February 24, 2003 by and between C&D Technologies, Inc. and Stanley W. Silverman (incorp-orated by reference to Exhibit 10.33 to C&D's Annual Report on Form 10-K for the year ended January 31, 2003).

          10.2 C&D Technologies, Inc. Management Incentive Bonus Plan Policy (filed herewith).

          10.3 First Amendment dated June 12, 2002 to our Pension Plan for Salaried Employees (filed herewith).

          10.4 Second Amendment dated September 25, 2002 to our Pension Plan for Salaried Employees (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.

 June 12, 2003                           BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

 June 12, 2003                           BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

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

     Date: June 12, 2003                           /s/ Wade H. Roberts, Jr.
           -------------                           -----------------------------
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


     Date: June 12, 2003                           /s/ Stephen E. Markert, Jr.
           -------------                           -----------------------------
                                                   Stephen E. Markert, Jr.
                                                   Vice President Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX


          10.2 C&D Technologies, Inc. Management Incentive Bonus Plan Policy.

          10.3 First Amendment dated June 12, 2002 to our Pension Plan for Salaried Employees.

          10.4 Second Amendment dated September 25, 2002 to our Pension Plan for Salaried Employees.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.