Form 10-Q/A
period 2003-04-30
C&D TECHNOLOGIES INC
filed 2003-06-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

Explanatory Statement

This amendment to the Registrant's Form 10-Q for the quarterly period ended April 30, 2003 is being filed in order to submit Exhibit 10.2, which was inadvertantly omitted from the initial filing.





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

          10.2 C&D Technologies, Inc. Management Incentive Bonus Plan Policy (filed herewith).

          10.3 First Amendment dated June 12, 2002 to our Pension Plan for Salaried Employees (filed with initial filing of Form 10-Q on June 12, 2003).

          10.4 Second Amendment dated September 25, 2002 to our Pension Plan for Salaried Employees (filed with initial filing of Form 10-Q on June 12, 2003).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed with initial filing of Form 10-Q on June 12, 2003).

          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with initial filing of Form 10-Q on June 12, 2003).

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with initial filing of Form 10-Q on June 12, 2003).

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

                                  EXHIBIT INDEX


          10.2 C&D Technologies, Inc. Management Incentive Bonus Plan Policy.

          10.3 First Amendment dated June 12, 2002 to our Pension Plan for Salaried Employees (filed with initial filing of Form 10-Q on June 12, 2003).

          10.4 Second Amendment dated September 25, 2002 to our Pension Plan for Salaried Employees (filed with initial filing of Form 10-Q on June 12, 2003).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed with initial filing of Form 10-Q on June 12, 2003).

          99.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with initial filing of Form 10-Q on June 12, 2003).

          99.2 Certification of the Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with initial filing of Form 10-Q on June 12, 2003).