Form 10-Q
period 2003-07-31
C&D TECHNOLOGIES INC
filed 2003-09-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). YES X NO ___

     Number of shares of the Registrant's Common Stock outstanding on August 29, 2003: 25,494,484

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 2003 and January 31, 2003...................      3

          Consolidated Statements of Income - Three
           and Six Months Ended July 31, 2003 and 2002..........      5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 2003 and 2002..............      6

          Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended July 31, 2003 and 2002....      7

          Notes to Consolidated Financial Statements............      8

          Report of Independent Accountants.....................     16

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     17

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     23

      Item 4 - Controls and Procedures..........................     23

   PART II. OTHER INFORMATION...................................     24

   SIGNATURES...................................................     25

   EXHIBIT INDEX................................................     26

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                        July 31,     January 31,
                                                         2003           2003
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  6,769       $ 12,966
      Accounts receivable, less allowance for
           doubtful accounts of $1,635 and $1,906,
           respectively...........................      48,593         44,890
      Inventories.................................      46,144         47,905
      Deferred income taxes.......................       8,107          8,234
      Other current assets........................         910          2,304
                                                       -------        -------
                 Total current assets.............     110,523        116,299

Property, plant and equipment, net................     102,975        112,158
Intangible and other assets, net..................      36,917         38,724
Goodwill..........................................     113,904        114,975
                                                       -------        -------
                 Total assets.....................    $364,319       $382,156
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 22,500       $ 14,062
      Accounts payable............................      19,079         21,841
      Accrued liabilities.........................      19,075         18,961
      Income taxes................................       1,641            -
      Other current liabilities...................       6,142          7,659
                                                       -------        -------
                 Total current liabilities........      68,437         62,523

Deferred income taxes ............................      11,513         10,579
Long-term debt....................................         -           25,857
Other liabilities.................................      15,494         16,613
                                                       -------        -------
                 Total liabilities................      95,444        115,572





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                        July 31,    January 31,
                                                         2003          2003
                                                         ----          ----
Commitments and contingencies

Minority interest.................................       8,190         8,310

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,547,713 and
          28,509,803 shares issued, respectively..         285           285
      Additional paid-in capital..................      69,635        69,152
      Treasury stock, at cost, 3,042,095 and
          2,810,280 shares, respectively..........     (41,590)      (38,409)
      Accumulated other comprehensive income......         292           881
      Retained earnings...........................     232,063       226,365
                                                       -------       -------
                 Total stockholders' equity.......     260,685       258,274
                                                       -------       -------
                 Total liabilities and
                   stockholders' equity...........    $364,319      $382,156
                                                       =======       =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                               Three months ended        Six months ended
                                                   July 31,                  July 31,
                                               2003        2002          2003         2002
                                               ----        ----          ----         ----
Net sales............................        $ 81,364    $ 84,292      $ 158,732    $ 168,354
Cost of sales........................          62,286      64,090        122,662      129,506
                                              -------     -------        -------      -------
    Gross profit.....................          19,078      20,202         36,070       38,848

Selling, general and
    administrative expenses..........          10,524       9,044         19,694       17,853
Research and development
    expenses.........................           2,335       2,532          4,746        4,894
                                              -------     -------        -------      -------
    Operating income.................           6,219       8,626         11,630       16,101

Interest expense, net................             302         822            748        2,006
Other expense, net...................             312         116            582          110
                                              -------     -------        -------      -------
    Income before income taxes and
       minority interest.............           5,605       7,688         10,300       13,985

Provision for income taxes...........           2,074       2,844          3,811        5,174
                                              -------     -------        -------      -------
    Net income before minority
       interest......................           3,531       4,844          6,489        8,811

Minority interest....................             (49)        140             87          (17)
                                              -------     -------        -------      -------
    Net income.......................        $  3,580    $  4,704       $  6,402     $  8,828
                                              =======     =======        =======      =======

Net income per share - basic.........        $    .14    $    .18       $    .25     $    .34
                                              =======     =======        =======      =======

Net income per share - diluted.......        $    .14    $    .18       $    .25     $    .34
                                              =======     =======        =======      =======

Dividends per share..................        $ .01375    $ .02750       $ .02750     $ .04125
                                              =======     =======        =======      =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                              Six months ended
                                                                  July 31,
                                                              2003       2002*
                                                              ----       ----
Cash flows provided (used) by operating activities:
    Net income...........................................   $  6,402   $  8,828
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................         87        (17)
          Depreciation and amortization..................     11,440     12,250
          Deferred income taxes..........................      1,061        557
          Loss on disposal of assets.....................         47        320
          Changes in:
                Accounts receivable......................     (3,539)      (393)
                Inventories..............................      1,775      8,829
                Other current assets.....................         66         38
                Accounts payable.........................     (2,381)      (680)
                Accrued liabilities......................        226     (1,914)
                Income taxes payable.....................      3,030      7,857
                Other current liabilities................     (1,519)       (13)
                Other liabilities........................     (1,118)       891
                Other assets.............................        870        160
          Other, net.....................................        362     (2,796)
                                                             -------    -------
Net cash provided by operating activities................     16,809     33,917
                                                             -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment.........     (1,821)    (3,551)
    Proceeds from disposal of property, plant
       and equipment.....................................         64        602
                                                             -------    -------
Net cash used by investing activities....................     (1,757)    (2,949)
                                                             -------    -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................    (18,750)   (24,411)
    Proceeds from new borrowings.........................      1,250         -
    Financing cost of long-term debt.....................         -        (118)
    Proceeds from issuance of common stock, net..........        255        419
    Purchase of treasury stock...........................     (3,181)    (6,402)
    Payment of common stock dividends....................       (704)    (1,073)
    Payment of minority interest dividends...............       (207)        -
                                                             -------    -------
Net cash used by financing activities.............           (21,337)   (31,585)
                                                             -------    -------
Effect of exchange rate changes on cash...........                88        132
                                                             -------    -------
Decrease in cash and cash equivalents.............            (6,197)      (485)

Cash and cash equivalents at beginning
   of period......................................            12,966      8,781
                                                             -------    -------
Cash and cash equivalents at end of period........          $  6,769   $  8,296
                                                             =======    =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Decrease in property, plant, and
   equipment acquisitions in
   accounts payable...............................          $   (396)  $   (957)
                                                             =======    =======



  *Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                             Three months ended        Six months ended
                                                                  July 31,                 July 31,
                                                             2003         2002        2003          2002
                                                             ----         ----        ----          ----
Net income...............................................   $3,580       $4,704      $6,402        $ 8,828

Other comprehensive income (expense), net of tax:

  Net unrealized gain (loss) on derivative instruments...      150         (286)        121            (67)

  Foreign currency translation adjustments...............      164        1,981        (710)         2,896
                                                             -----        -----       -----         ------
Total comprehensive income...............................   $3,894       $6,399      $5,813        $11,657
                                                             =====        =====       =====         ======









        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2003. The January 31, 2003 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 2003 and the related consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2003 and 2002 and the related consolidated statements of cash flow for the six-month periods ended July 31, 2003 and 2002. However, interim results of operations may not be indicative of results for the full fiscal year.


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

     The provisions of SFAS No. 149 relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. SFAS No. 149 had no significant impact at the point of adoption on the Company's consolidated statements of income or financial position.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


3.   INVENTORIES

     Inventories consisted of the following:
                                                    July 31,     January 31,
                                                      2003           2003
                                                      ----           ----

         Raw materials............................  $18,166        $17,833
         Work-in-progress.........................    9,346         10,379
         Finished goods...........................   18,632         19,693
                                                     ------         ------
                                                    $46,144        $47,905
                                                     ======         ======


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Six months ended
                                                            July 31,
                                                        2003         2002
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.0          1.8
     Foreign sales corporation.......................      -         (0.4)
     Tax effect of foreign operations................    0.6         (0.1)
     Research and development credit.................      -         (0.1)
     Other...........................................    0.4          0.8
                                                        ----         ----
                                                        37.0%        37.0%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended           Six months ended
                                                            July 31,                     July 31,
                                                        2003         2002           2003         2002
                                                        ----         ----           ----         ----
Weighted average shares
   of common stock
   outstanding...................................    25,554,863   25,915,083     25,601,418   25,943,416
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       101,355      225,323        106,077      263,766
                                                     ----------   ----------     ----------   ----------
Weighted average common
   shares - diluted..............................    25,656,218   26,140,406     25,707,495   26,207,182
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

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company.

     The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

     In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. The Company is currently in negotiations with the other PRPs at this site regarding its share of the allocated liability, which the Company expects to be de minimis.

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

     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 2003 and 2002 is shown below:

                                                                            Power        Motive
                                               Powercom      Dynasty      Electronics     Power
                                               Division      Division      Division      Division    Consolidated
                                               --------      --------     -----------    --------    ------------
Three months ended July 31, 2003:

Net sales................................     $33,354        $26,010       $10,042       $11,958      $ 81,364
Operating income (loss)..................     $ 4,257        $ 4,002       $  (391)      $(1,649)     $  6,219

Three months ended July 31, 2002:

Net sales................................     $35,668        $23,054       $12,493       $13,077      $ 84,292
Operating income (loss)..................     $ 5,306        $ 4,018       $   440       $(1,138)     $  8,626

Six months ended July 31, 2003:

Net sales................................     $65,214        $49,602       $19,078       $24,838      $158,732
Operating income (loss)..................     $ 8,335        $ 7,473       $  (985)      $(3,193)     $ 11,630

Six months ended July 31, 2002:

Net sales................................     $72,156        $44,110       $25,336       $26,752      $168,354
Operating income (loss)..................     $11,310        $ 6,410       $   576       $(2,195)     $ 16,101

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

8.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of July 31, 2003 and January 31, 2003. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive income (loss).


                                        Fixed     Variable      Fair      Fair
                                       Interest   Interest     Value     Value
Notional      Origination   Maturity     Rate       Rate         At        At
 Amount           Date        Date       Paid     Received     7/31/03   1/31/03
--------      -----------   --------   --------   --------    --------   -------

 $20,000      02/05/01      03/01/03    5.24%     LIBOR       $   -     $   (66)

  20,000      04/11/01      04/11/06    5.56%     LIBOR        (1,695)   (1,832)
                                                              -------   -------
                                                              $(1,695)  $(1,898)
                                                              =======   =======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $970 and $(258) as of July 31, 2003 and January 31, 2003. Changes in the fair value of these currency forward contracts are recorded in other expense (income), net.

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


                                                             Three months ended         Six months ended
                                                                  July 31,                  July 31,
                                                             2003          2002        2003          2002
                                                             ----          ----        ----          ----
Net income - as reported................................   $3,580        $4,704      $6,402        $8,828
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects............    1,052         1,334       2,070         2,429
                                                            -----         -----       -----         -----
Net income - pro forma..................................   $2,528        $3,370      $4,332        $6,399
                                                            =====         =====       =====         =====
Net income per common share - basic - as reported.......     0.14          0.18        0.25          0.34
Net income per common share - basic - pro forma.........     0.10          0.13        0.17          0.25
Net income per common share - diluted - as reported.....     0.14          0.18        0.25          0.34
Net income per common share - diluted - pro forma.......     0.10          0.13        0.17          0.24
Weighted average fair value of options
  granted during the period.............................     6.96         10.19        7.74          9.32

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

     The value of options  granted  was  estimated  at the date of grant using a
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                        Three months ended            Six months ended
                                                             July 31,                      July 31,
                                                        2003         2002             2003         2002
                                                        ----         ----             ----         ----
Risk free interest rate.........................        2.53%        4.42%            2.80%        4.42%
Expected dividend yield.........................        0.38%        0.27%            0.34%        0.27%
Expected volatility factor......................        0.551        0.477            0.533        0.477
Weighted average expected life..................      5.00 years   5.00 years       5.00 years   5.00 years

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

10. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

      Balance at February 1, 2003 .......................... $10,599
      Current year provisions ..............................   2,280
      Expenditures .........................................  (4,382)
                                                              ------

      Balance at July 31, 2003 ............................. $ 8,497
                                                              ======

11. SUBSEQUENT EVENT

     On September 9, 2003, the Company announced that it had signed an agreement to purchase certain assets of Matsushita Battery Industrial Corporation of America and Matsushita Battery Industrial de Mexico, S.A. de C.V. for manufacturing certain industrial lead acid stationary batteries. The transaction is expected to close in late September 2003. In conjunction with the acquisition, the Company entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of July 31, 2003, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended July 31, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended July 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Philadelphia, PA
August 28, 2003

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Within the following discussion, unless otherwise stated, "quarter" and "six-month period", refer to the second quarter of fiscal 2004 and the six months ended July 31, 2003. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

     Net sales for the second quarter of fiscal 2004 decreased $2,928 or 3% to $81,364 from $84,292 in the second quarter of fiscal 2003. This decrease resulted from lower sales in the Power Electronics, Powercom and Motive Power divisions, partially offset by higher sales in the Dynasty Division. Sales by the Power Electronics Division declined $2,451 during the quarter, or 20%, primarily due to a decline in DC to DC converter sales, although second quarter sales were 11% higher than the first quarter of fiscal 2004. Powercom divisional sales decreased $2,314 in the three months ended July 31, 2003, or 6%, primarily due to lower sales to the telecommunications market. Powercom sales continue to be affected by the lower spending levels of the telecommunications industry, especially for major new projects. We are beginning to see a modest increase in sales related to the UPS market. Sales of the Motive Power Division fell $1,119 during the quarter, or 9%, primarily due to lower charger and battery sales. Sales in the Dynasty Division increased $2,956 or 13% in the three months ended July 31, 2003. Contributing to the higher sales was an increased demand for sealed products in the North American UPS market, partially offset by lower sales from our China location as well as sales to the cable market. We have seen an increase in the UPS OEM market, beginning in the first quarter of fiscal 2004, which has continued through the second quarter. In addition, the Dynasty division has benefited from the continued strength of its aftermarket channel partners. Sales for the six-month period decreased $9,622 or 6% to $158,732 from $168,354 in the six months ended July 31, 2002. This decrease resulted from lower sales in the Powercom, Power Electronics and Motive Power divisions, partially offset by higher sales in the Dynasty Division. Sales by the Powercom Division fell $6,942 or 10% during the six-month period, primarily due to lower sales to the telecommunications market. Power Electronics divisional sales declined $6,258 or 25%, primarily due to a decline in DC to DC converter sales. Sales of the Motive Power Division fell $1,914 or 7%, primarily due to lower battery and charger sales. Dynasty Division sales increased by $5,492 or 12%, primarily due to an increase in sales to the UPS market, partially offset by lower sales to the cable market.

     Gross profit for the second quarter of fiscal 2004 decreased $1,124 or 6% to $19,078 from $20,202 in the second quarter of the prior year, resulting in a decrease in gross margin from 24.0% to 23.4%. Gross profit declined in the Power Electronics, Powercom and Motive Power divisions, primarily as a result of lower sales volumes. Gross profit in the Dynasty Division increased, primarily as a result of higher sales volumes. Gross profit for the six months ended July 31, 2003 declined $2,778 or 7% to $36,070 from 36,848, resulting in a decrease in gross margin from 23.1% to 22.7%. Gross profit declined in the Powercom, Power Electronics, and Motive Power divisions, primarily as a result of lower sales volumes. Gross profit in the Dynasty Division increased, primarily as a result of higher sales volumes. Material prices increased modestly in the quarter, with the price of lead, a primary component of our cost, increasing through the second quarter of fiscal 2004.

     Selling, general and administrative expenses for the second quarter of fiscal 2004 increased $1,480 or 16%. This increase was primarily due to higher warranty expenses, coupled with higher expenses related to potential acquisitions and business related legal expenses. For the six-month period, selling, general and administrative expenses increased $1,841 or 10%. This increase was the result of higher warranty expenses, payroll-related costs and potential acquisition-related costs, partially offset by lower variable selling costs associated with the decreased sales volumes.

     Research and development expenses in the second quarter of fiscal 2004 decreased $197 or 8%, primarily due to reduced spending in the Power Electronics and Dynasty divisions, partially offset by higher spending in the Powercom and Motive Power divisions. As a percentage of sales, research and development expenses decreased from 3.0% of sales in the second quarter of fiscal 2003 to 2.9% of sales in the second quarter of fiscal 2004. For the six-month period, research and development expenses decreased $148 or 3%. This decrease was also a result of reduced spending in the Power Electronics and Dynasty divisions, partially offset by higher spending in the Powercom and Motive Power divisions. As a percentage of sales, research and development expenses increased from 2.9% in the first half of fiscal 2003 to 3.0% during the first half of fiscal 2004.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     Operating income for the second quarter of fiscal 2004 decreased $2,407 or 28% to $6,219 from $8,626 in the comparable quarter of the prior fiscal year. This decrease was the result of lower operating income generated by the Powercom and Dynasty Divisions during the quarter, a higher operating loss in the Motive Power Division in the three months ended July 31, 2003 and an operating loss generated by the Power Electronics Division during the quarter compared with operating income in the second quarter of fiscal 2003. Operating income for the six-month period fell $4,471 or 28% to $11,630 from $16,101 in the comparable period of the prior fiscal year. This decrease was the result of lower operating income generated by the Powercom Division during the six months ended July 31, 2003, an operating loss in the Power Electronics Division during the six-month period compared with operating income during the comparable period of the prior year, a higher operating loss in the Motive Power Division in the six months ended July 31, 2003, partially offset by higher operating income in the Dynasty Division.

     As reported in the first quarter of fiscal 2004, we continue to make significant changes in the divisions that have operating losses. In the Power Electronics Division, the move of certain manufacturing processes to Guangzhou, China continues with approximately 80 positions transferred to date. This transition was delayed for approximately two months due to the SARS outbreak in China, which did not directly affect employees at the Company's facility. The Motive Power Division continues to fall short of expectations, although the previously reported warranty issue appears to be declining. We implemented administrative changes at the beginning of the quarter and have begun to see a trend down in both the number of claims relating to the period four years ago as well as the total costs. The project to move warehousing and finishing from our Huguenot, New York facility to space available in our Leola, Pennsylvania facility has been concluded. In addition, there has been a dramatic improvement in the division's on-time delivery.

     Interest expense, net, decreased $520 for the quarter and $1,258 for the six-month period, primarily due to lower average debt balances outstanding, coupled with lower effective interest rates.

     Income tax expense decreased $770 for the quarter and $1,363 for the six-month period as the result of lower income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impact of foreign operations. The effective tax rate was 37% for both the quarter and the six-month period as well as the comparable periods of the prior fiscal year.

     Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. During the quarter, the Shanghai joint venture generated a net loss as opposed to net income in the comparable period of the prior fiscal year. For the six-month period, the joint venture had net income as compared to a net loss in the prior fiscal year.

     As a result of the above, for the second quarter of fiscal 2004, net income decreased $1,124 or 24% to $3,580 or $0.14 per share - basic and $0.14 per share
- diluted. For the six-month period, net income decreased $2,426 or 27% to $6,402 or $0.25 per share - basic and $0.25 per share - diluted. The recent power problem in the United States and Canada has increased awareness of our nation's power grid vulnerabilities and complexities which may result in more companies investing in back-up power. We believe that the response to this awareness, combined with the aforementioned increase in our UPS business and the increased level of quotation activity in the telecommunications sector, could enable C&D to generate earnings per share during the third quarter of fiscal 2004 which exceeds that of the second quarter of fiscal 2004 by a double digit percentage.

     On September 9, 2003, we announced that we had signed an agreement to purchase certain assets of Matsushita Battery Industrial Corporation of America and Matsushita Battery Industrial de Mexico, S.A. de C.V. for manufacturing certain industrial lead acid stationary batteries. The transaction is expected to close in late September 2003. In conjunction with the acquisition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


Liquidity and Capital Resources

     Net cash provided by operating activities decreased $17,108 or 50% to $16,809 for the six-month period ended July 31, 2003 compared to $33,917 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a smaller decrease in inventory in the six months ended July 31, 2003 versus the six months ended July 31, 2002; (ii) a smaller increase in income taxes payable in the first half of fiscal 2004 versus the first half of fiscal 2003; (iii) a larger decrease in accounts payable and other current liabilities in the six-month period ended July 31, 2003 versus the comparable period of the prior fiscal year; (iv) a larger increase in accounts receivable in the six months ended July 31, 2003 versus the six months ended July 31, 2002; (v) lower net income in the first half of fiscal 2004 versus the first half of fiscal 2003; and (vi) a decrease in other liabilities in the six-month period ended July 31, 2003 versus an increase during the comparable period of the prior fiscal year. These changes, resulting in lower net cash provided by operating activities, were partially offset by an increase in accrued liabilities in the six-month period of the current fiscal year versus a decrease during the comparable period of the prior fiscal year.

     Net cash used by investing activities decreased $1,192 or 40% to $1,757 in the first six months of fiscal 2004 compared to $2,949 in the first six months of fiscal 2003 due to lower capital spending, partially offset by lower proceeds from the disposal of property, plant and equipment.

     Net cash used by financing activities decreased $10,248 or 32% to $21,337 in the six-month period ended July 31, 2003 compared to $31,585 in the same period of the prior year. This decrease was primarily due to a smaller decrease in long-term debt, lower purchases of treasury stock and higher proceeds from new borrowings.

     The availability under our current loan agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. This loan agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at July 31, 2003. Our current loan agreement expires on March 1, 2004. Therefore, as of July 31, 2003, all of our debt is classified as current. We expect to enter into a new loan agreement prior to March 1, 2004. Capital expenditures during fiscal 2003 were incurred to fund a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2004 capital expenditures are expected to be less than $7,000 for similar purposes.

     We intend to continue making prudent purchases of our Company stock, paying down debt and selectively pursuing complementary accretive acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

     Our bank loan agreement permits dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

     The local Chinese government has notified our Shanghai C&D Battery Co. Ltd, that it will be required to relocate its Shanghai plant during fiscal 2005 to permit the Pudong authorities to develop the region into a cultural center. Negotiations are in the final stages regarding the details surrounding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant. A location in the vicinity of our existing plant has been selected for the relocation of the plant. This relocation is not expected to have a material adverse effect on our financial condition or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW ACCOUNTING PRONOUNCEMENTS

See footnote number 2.


FORWARD-LOOKING STATEMENTS

     Statements and information contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking" statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, goals, trends, product development, market position, market conditions, expenditures, sales and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and involve a number of risks and uncertainties. We cannot guarantee that these assumptions and expectations are accurate or will occur. We caution readers not to place undue reliance on these forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

     The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in our other filings with the Securities and Exchange Commission, those referenced with the forward-looking statement, including factors discussed in this Quarterly Report on Form 10-Q, as well as the following factors:

o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate could affect our business in these countries and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition or business combinations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States and other countries in which we conduct business could affect our results of operations.

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

o We have undertaken and may continue to undertake productivity initiatives, including re-organizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of C&D's operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any relocation or consolidation. Further, there can be no assurance that any of these initiatives will be completed or beneficial to C&D.

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

o Our business, results of operations and financial condition could be affected by significant pending and future litigation or claims adverse to us. These could potentially include, but are not limited to the following: products liability, contract, employment-related, labor relations, personal or property damage or stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor, to the extent we are not indemnified for those liabilities).

o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract or retain qualified personnel.

o Our current loan agreement expires on March 1, 2004. We expect to enter into a new loan agreement prior to this date. We cannot assure, however, that we will be successful in securing a new loan agreement.

o Our bank loan agreement permits dividends to be paid on our Common Stock so long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

o Our overall profitability may not meet expectations if our product, customer and geographic mix is substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our earnings could be lower than expected.

o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a power outage, computer virus, intentional disruption of IT systems by a third party, manufacturing failure or telephone system failure, the resulting disruptions could impede C&D's ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause us to lose significant customers or revenue and could require C&D to incur significant expense to eliminate these problems and address related security concerns.


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

Item 4.    Controls and Procedures

Disclosure   Controls   and   Procedures:

     C&D's management, with the participation of C&D's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of C&D's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, C&D's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, C&D's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by C&D in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting:

     There have not been any changes in C&D's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, C&D's internal control over financial reporting.

                           PART II. OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders.

          This item 4 is incorporated by reference to C&D's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Third Amendment dated June 18, 2003 to our Savings Plan (filed herewith).

          10.2 Employment Agreement dated July 28, 2003 between Stan Wreford and C&D (filed herewith).

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information (filed herewith).

          31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          31.2 Certification of the Vice President Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.2 Certification of the Vice President Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)       Reports on Form 8-K

          1. On May 20, 2003, C&D furnished a report on Form 8-K relating to its May 14, 2003 Press Release and its May 15, 2003 Conference Call Script discussing the May 14, 2003 Press Release.

          2. On May 27, 2003, C&D furnished a report on Form 8-K relating to its May 27, 2003 Press Release.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.

 September 12, 2003                           BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

 September 12, 2003                           BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


          10.1 Third Amendment dated June 18, 2003 to our Savings Plan.

          10.2 Employment Agreement dated July 28, 2003 between Stan Wreford and C&D.

          15. Letter from PricewaterhouseCoopers LLP, independent accountants for C&D, regarding unaudited interim financial information.

          31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Vice President Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the Vice President Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.