Form 10-Q
period 2003-10-31
C&D TECHNOLOGIES INC
filed 2003-12-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

     Number of shares of the Registrant's Common Stock outstanding on November 28, 2003: 25,504,265

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           October 31, 2003 and January 31, 2003...................      3

          Consolidated Statements of Income - Three
           and Nine Months Ended October 31, 2003 and 2002.........      5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 2003 and 2002.............      6

          Consolidated Statements of Comprehensive Income -
           Three and Nine Months Ended October 31, 2003 and 2002...      7

          Notes to Consolidated Financial Statements...............      8

          Report of Independent Auditors...........................     16

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations......     17

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk..................................     24

      Item 4 - Controls and Procedures.............................     24

   PART II. OTHER INFORMATION......................................     25

   SIGNATURES......................................................     26

   EXHIBIT INDEX...................................................     27

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                     October 31,     January 31,
                                                         2003           2003
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $  7,248       $ 12,966
      Accounts receivable, less allowance for
           doubtful accounts of $1,588 and $1,906,
           respectively...........................      52,167         44,890
      Inventories.................................      44,861         47,905
      Deferred income taxes.......................       8,035          8,234
      Other current assets........................       1,202          2,304
                                                       -------        -------
                 Total current assets.............     113,513        116,299

Property, plant and equipment, net................     108,796        112,158
Intangible and other assets, net..................      39,913         38,724
Goodwill..........................................     116,450        114,975
                                                       -------        -------
                 Total assets.....................    $378,672       $382,156
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $ 20,000       $ 14,062
      Accounts payable............................      21,430         21,841
      Accrued liabilities.........................      23,787         18,961
      Income taxes................................       3,782            -
      Other current liabilities...................       8,520          7,659
                                                       -------        -------
                 Total current liabilities........      77,519         62,523

Deferred income taxes ............................      11,957         10,579
Long-term debt....................................         -           25,857
Other liabilities.................................      14,841         16,613
                                                       -------        -------
                 Total liabilities................     104,317        115,572





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                      October 31,    January 31,
                                                         2003          2003
                                                         ----          ----
Commitments and contingencies

Minority interest.................................       8,134         8,310

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,564,747 and
          28,509,803 shares issued, respectively..         286           285
      Additional paid-in capital..................      69,904        69,152
      Treasury stock, at cost, 3,063,582 and
          2,810,280 shares, respectively..........     (41,912)      (38,409)
      Accumulated other comprehensive income......       2,029           881
      Retained earnings...........................     235,914       226,365
                                                       -------       -------
                 Total stockholders' equity.......     266,221       258,274
                                                       -------       -------
                 Total liabilities and
                   stockholders' equity...........    $378,672      $382,156
                                                       =======       =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                Three months ended        Nine months ended
                                                   October 31,                October 31,
                                               2003          2002        2003            2002
                                               ----          ----        ----            ----
Net sales............................         $84,870     $87,637       $243,602     $255,991
Cost of sales........................          65,214      66,829        187,876      196,335
                                               ------      ------        -------      -------
    Gross profit.....................          19,656      20,808         55,726       59,656
Selling, general and
    administrative expenses..........          10,097       8,955         29,791       26,808
Research and development
    expenses.........................           2,358       2,461          7,104        7,355
                                               ------      ------        -------      -------
    Operating income.................           7,201       9,392         18,831       25,493

Interest expense, net................             254         974          1,002        2,980
Other expense, net...................             365         258            947          368
                                               ------      ------        -------      -------
    Income before income taxes and
       minority interest.............           6,582       8,160         16,882       22,145

Provision for income taxes...........           2,435       2,953          6,246        8,127
                                               ------      ------        -------      -------
    Net income before minority
       interest......................           4,147       5,207         10,636       14,018

Minority interest....................             (56)         79             31           62
                                               ------      ------        -------      -------
    Net income.......................         $ 4,203     $ 5,128       $ 10,605     $ 13,956
                                               ======      ======        =======      =======

Net income per share - basic.........         $   .16     $   .20       $    .41     $    .54
                                               ======      ======        =======      =======

Net income per share - diluted.......         $   .16     $   .20       $    .41     $    .54
                                               ======      ======        =======      =======

Dividends per share..................         $.01375     $   -         $ .04125     $ .04125
                                               ======      ======        =======      =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                              Nine months ended
                                                                 October 31,
                                                              2003       2002
                                                              ----       ----
Cash flows provided (used) by operating activities:
    Net income...........................................   $ 10,605   $ 13,956
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................         31         62
          Depreciation and amortization..................     17,033     18,322
          Deferred income taxes..........................      1,577        480
          Loss on disposal of assets.....................         59        386
          Changes in:
                Accounts receivable......................     (5,896)    (2,761)
                Inventories..............................      3,332     11,613
                Other current assets.....................       (134)      (225)
                Accounts payable.........................       (106)     4,948
                Accrued liabilities......................      2,072       (808)
                Income taxes payable.....................      5,190     10,069
                Other current liabilities................        867       (427)
                Other liabilities........................     (1,771)      (919)
                Other assets.............................      1,432     (3,892)
          Other, net.....................................     (1,119)    (2,629)
                                                             -------    -------
Net cash provided by operating activities................     33,172     48,175
                                                             -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of business..............................    (11,984)       -
    Acquisition of property, plant and equipment.........     (2,792)    (5,267)
    Proceeds from disposal of property, plant
       and equipment.....................................         64        648
                                                             -------    -------
Net cash used by investing activities....................    (14,712)    (4,619)
                                                             -------    -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................    (20,000)   (34,611)
    Financing cost of long-term debt.....................        (75)      (118)
    Proceeds from issuance of common stock, net..........        479        524
    Purchase of treasury stock...........................     (3,503)    (8,393)
    Payment of common stock dividends....................     (1,056)    (1,426)
    Payment of minority interest dividends...............       (207)       (94)
                                                             -------    -------
Net cash used by financing activities....................    (24,362)   (44,118)
                                                             -------    -------
Effect of exchange rate changes on cash..................        184        159
                                                             -------    -------
Decrease in cash and cash equivalents....................     (5,718)      (403)

Cash and cash equivalents at beginning
   of period.............................................     12,966      8,781
                                                             -------    -------
Cash and cash equivalents at end of period...............   $  7,248   $  8,378
                                                             =======    =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Acquired business:
   Estimated fair value of assets acquired...............   $ 10,886   $    -
   Identifiable intangible assets........................      3,898        -
   Cash paid.............................................    (11,984)       -
                                                             -------    -------
   Liabilities assumed...................................   $  2,800        -
                                                             =======    =======
Decrease in property, plant, and
   equipment acquisitions in accounts payable............   $   (371)  $   (917)
                                                             =======    =======
Fair market value of treasury stock
 issued to pension plans.................................   $     -    $  1,625
                                                             =======    =======

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                             Three months ended        Nine months ended
                                                                 October 31,              October 31,
                                                             2003         2002        2003          2002
                                                             ----         ----        ----          ----
Net income...............................................   $4,203       $5,128     $10,605       $13,956

Other comprehensive income (expense), net of tax:

  Net unrealized gain (loss) on derivative instruments...      108         (121)        229          (188)

  Foreign currency translation adjustments...............    1,629           92         919         2,988
                                                             -----        -----      ------        ------
Total comprehensive income...............................   $5,940       $5,099     $11,753       $16,756
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2003. The January 31, 2003 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 2003 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2003 and 2002 and the related consolidated statements of cash flows for the nine-month periods ended October 31, 2003 and 2002. However, interim results of operations may not be indicative of results for the full fiscal year.


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


3.   INVENTORIES

     Inventories consisted of the following:
                                                   October 31,     January 31,
                                                      2003           2003
                                                      ----           ----

         Raw materials............................  $17,560        $17,833
         Work-in-progress.........................    9,593         10,379
         Finished goods...........................   17,708         19,693
                                                     ------         ------
                                                    $44,861        $47,905
                                                     ======         ======


4.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Nine months ended
                                                           October 31,
                                                        2003         2002
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.2          1.7
     Tax effect of foreign operations................      -         (0.3)
     Other...........................................    0.8          0.3
                                                        ----         ----
                                                        37.0%        36.7%
                                                        ====         ====

5.   NET INCOME PER COMMON SHARE

     Net income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended           Nine months ended
                                                            October 31,                 October 31,
                                                        2003         2002           2003         2002
                                                        ----         ----           ----         ----
Weighted average shares
   of common stock
   outstanding...................................    25,495,740   25,670,645     25,565,778   25,851,493
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       261,032      128,409        157,729      218,644
                                                     ----------   ----------     ----------   ----------
Weighted average common
   shares - diluted..............................    25,756,772   25,799,054     25,723,507   26,070,137
                                                     ==========   ==========     ==========   ==========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


6.   CONTINGENT LIABILITIES

Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace, and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

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

     The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of this site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc., which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties are attempting to resolve the matter through mediation, failing which C&D intends to aggressively pursue all available legal remedies. Should the parties fail to reach a mediated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Dynasty Division facility in Milwaukee, Wisconsin. The majority of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation.

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

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of October 31, 2003 accrued environmental reserves totaled $2,242, consisting of $1,940 in other current liabilities and $302 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


7.   OPERATIONS BY INDUSTRY SEGMENT

     The Company has the following four reportable business segments:

     The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply ("UPS"), telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network back-up for use during a utility power outage.

     The Powercom Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Powercom Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers.

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

     Summarized financial information related to the Company's business segments for the three and nine months ended October 31, 2003 and 2002 is shown below:

                                                                            Power        Motive
                                              Dynasty       Powercom     Electronics     Power
                                              Division      Division      Division      Division    Consolidated
                                              --------      --------     -----------    --------    ------------
Three months ended October 31, 2003:

Net sales................................     $29,165       $30,910       $ 9,450       $15,345       $ 84,870
Operating income (loss)..................     $ 4,676       $ 3,119       $   401       $  (995)      $  7,201

Three months ended October 31, 2002:

Net sales................................     $23,460       $38,009       $12,265       $13,903       $ 87,637
Operating income (loss)..................     $ 3,929       $ 6,340       $   181       $(1,058)      $  9,392

Nine months ended October 31, 2003:

Net sales................................     $78,767       $96,124       $28,528       $40,183       $243,602
Operating income (loss)..................     $12,149       $11,454       $  (584)      $(4,188)      $ 18,831

Nine months ended October 31, 2002:

Net sales................................     $67,570       $110,165      $37,601       $40,655       $255,991
Operating income (loss)..................     $10,339       $ 17,650      $   757       $(3,253)      $ 25,493

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

8.   DERIVATIVE INSTRUMENTS

     The following table includes all interest rate swaps as of October 31, 2003 and January 31, 2003. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive income (loss).


                                      Fixed     Variable    Fair       Fair
                                      Interest  Interest    Value      Value
Notional    Origination   Maturity    Rate      Rate        At         At
 Amount         Date        Date      Paid      Received    10/31/03   1/31/03
--------    -----------   --------   --------   --------    --------   -------

$20,000       02/05/01    03/01/03     5.24%     LIBOR      $   -     $   (66)
 20,000       04/11/01    04/11/06     5.56%     LIBOR       (1,515)   (1,832)
                                                             -------   -------
                                                            $(1,515)  $(1,898)
                                                             =======   =======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment
("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(1,256) and $(258) as of October 31, 2003 and January 31, 2003. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

9.   STOCK-BASED COMPENSATION PLANS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of Accounting Principle Board's Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

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


                                                             Three months ended        Nine months ended
                                                                 October 31,               October 31,
                                                             2003          2002        2003          2002
                                                             ----          ----        ----          ----
Net income - as reported................................   $4,203        $5,128     $10,605       $13,956
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects............      876         1,061       2,946         3,490
                                                            -----         -----       -----        ------
Net income - pro forma..................................   $3,327        $4,067      $7,659       $10,466
                                                            =====         =====       =====        ======
Net income per common share - basic - as reported.......     0.16          0.20        0.41          0.54
Net income per common share - basic - pro forma.........     0.13          0.16        0.30          0.40
Net income per common share - diluted - as reported.....     0.16          0.20        0.41          0.54
Net income per common share - diluted - pro forma.......     0.13          0.16        0.30          0.40
Weighted average fair value of options
  granted during the period.............................      *            6.14        7.79          9.30

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

     The value of options  granted  was  estimated  at the date of grant using a
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                        Three months ended            Nine months ended
                                                           October 31,                   October 31,
                                                        2003         2002             2003         2002
                                                        ----         ----             ----         ----
Risk free interest rate.........................          *          4.42%            2.80%        4.42%
Expected dividend yield.........................          *          0.27%            0.34%        0.27%
Expected volatility factor......................          *          0.477            0.537        0.477
Weighted average expected life..................          *       5.00 years       5.00 years   5.00 years

* There were no options granted during the third quarter of fiscal year 2004.

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

10. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

      Balance at February 1, 2003 .......................... $10,599
      Current year provisions ..............................   3,909
      Expenditures .........................................  (6,682)
                                                              ------

      Balance at October 31, 2003 .......................... $ 7,826
                                                              ======

11. ACQUISITION

     On September 25, 2003, the Company and its wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico and the equipment in that facility historically used for the manufacture of large, valve regulated lead acid batteries ("VRLA Batteries") for standby power applications. In addition, the Company has entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. The cost of this acquisition, including the technology agreement, was approximately $14,000, plus additional acquisition related costs. The Company intends to use the facility for the manufacture of batteries. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

     The Company funded the foregoing transaction with the Company's working capital funds, and its existing credit agreement. Additionally, $2,800 of the cost of the technology agreement is due in October 2004.

     The preliminary allocation of the purchase price resulted in identifiable intangible assets of $3,898, which are being amortized on a straight-line basis over ten years. For reporting purposes, this acquisition is included in the Powercom Division.

     Pro forma amounts are not presented as the acquisition did not have any material effect on the Company's results of operations or financial condition due to the insignificant level of operations during the nine months ended September 30, 2003 at the Reynosa facility.


12. Goodwill:

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. During the nine months ended October 31, 2003, no goodwill was acquired. Goodwill by operating segment was adjusted as follows:

                                                             Power
                                  Dynasty      Powercom   Electronics     Total

Goodwill, January 31, 2003.....   $58,131       $1,383      $55,461     $114,975
Effect of exchange rates
   on goodwill.................        71          -          1,404        1,475
                                   ------        -----       ------      -------
Goodwill, October 31, 2003.....   $58,202       $1,383      $56,865     $116,450
                                   ======        =====       ======      =======

                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2003, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended October 31, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended October 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Philadelphia, PA
November 20, 2003

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period", refer to the third quarter of fiscal 2004 and the nine months ended October 31, 2003. All comparisons are with the corresponding periods in the prior year, unless otherwise stated.

     Net sales for the third quarter of fiscal 2004 decreased $2,767 or 3% to $84,870 from $87,637 in the third quarter of fiscal 2003. This decrease resulted from lower sales in the Powercom and Power Electronics divisions, partially offset by higher sales in the Dynasty and Motive Power divisions. Sales by the Powercom Division declined $7,099 during the quarter, or 19%, primarily due to a decline in sales to the telecommunications market. Power Electronics divisional sales decreased $2,815 in the three months ended October 31, 2003, or 23%, with most of the reduction in DC to DC converters and custom power supplies. Sales of the Dynasty Division increased $5,705 during the quarter, or 24%, primarily due to continued increased demand for sealed products in the North American UPS market. Dynasty UPS sales increased by $3,613. Sales in the Motive Power Division increased $1,442 or 10% in the three months ended October 31, 2003.
This increase was primarily due to an increase in battery sales during the quarter. Sales for the nine-month period decreased $12,389 or 5% to $243,602 from $255,991 in the nine months ended October 31, 2002. This decrease resulted from lower sales in the Powercom, Power Electronics and Motive Power divisions, partially offset by higher sales in the Dynasty Division. Sales by the Powercom Division fell $14,041 or 13% during the nine-month period, primarily due to a decline in sales to the telecommunications market. Power Electronics divisional sales declined $9,073 or 24%, primarily due to a decline in DC to DC converter sales. Sales of the Motive Power Division fell $472 or 1%. Dynasty Division sales increased by $11,197 or 17%, primarily due to an increase in sales to the UPS market.

     Gross profit for the third quarter of fiscal 2004 decreased $1,152 or 6% to $19,656 from $20,808 in the third quarter of the prior year, resulting in a decrease in gross margin from 23.7% to 23.2%. Contributing to this decline was approximately $1,500 in higher lead costs. Gross profit declined in the Powercom Division due to lower sales volumes, coupled with higher material costs (primarily lead) as a percentage of sales. Gross profit increased in the Dynasty, Power Electronics and Motive Power divisions. The increases in the Dynasty and Motive Power divisions were primarily the result of higher sales volumes, partially offset by higher material costs (primarily lead) as a percentage of sales. Additionally, in the comparable quarter of the prior year, we experienced plant operational difficulties in the Motive Power Division, which have since been corrected. Gross profit increased in the Power Electronics Division on lower sales as a result of favorable product mix and an improved cost position due to the recently completed move of considerable production from Nogales, Mexico to Guangzhou, China. Gross profit for the nine months ended October 31, 2003 declined $3,930 or 7% to $55,726 from $59,656, resulting in a decrease in gross margin from 23.3% to 22.9%. Contributing to this decline was approximately $1,500 (primarily in the third quarter) in higher lead costs. Gross profit declined in the Powercom, Power Electronics and Motive Power divisions primarily as a result of lower sales volumes, coupled with higher material costs (primarily lead) in the Powercom and Motive Power divisions as a percentage of sales. Material costs in the Power Electronics Division decreased as a percentage of sales due to product mix. Gross profit in the Dynasty Division increased, primarily as a result of higher sales volumes, partially offset by higher material costs (primarily lead) as a percentage of sales.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Selling, general and administrative expenses for the third quarter of fiscal 2004 increased $1,142 or 13%. This increase was primarily due to higher payroll-related costs of $631 and warranty expense of $456, primarily related to our Dynasty Division. For the nine-month period, selling, general and administrative expenses increased $2,983 or 11%. This increase was primarily the result of higher warranty expense of $1,401 (primarily related to our Dynasty Division), higher payroll-related costs of $1,277, as well as an increase in legal costs and other outside services. These increases were partially offset by lower variable selling costs associated with the decreased sales volumes.

     Research and development expenses in the third quarter of fiscal 2004 decreased $103 or 4%, primarily due to reduced spending in the Power Electronics and Dynasty divisions, partially offset by higher spending in the Powercom and Motive Power divisions. As a percentage of sales, research and development expenses were 2.8% in the third quarter of fiscal 2004 and the third quarter of fiscal 2003. For the nine-month period, research and development expenses decreased $251 or 3%. This decrease was also a result of reduced spending in the Power Electronics and Dynasty divisions, partially offset by higher spending in the Powercom and Motive Power divisions. As a percentage of sales, research and development expenses were 2.9% in each of the nine-month periods ended October 31, 2003 and 2002.

     Operating income for the third quarter of fiscal 2004 decreased $2,191 or 23% to $7,201 from $9,392 in the comparable quarter of the prior fiscal year. This decrease was the result of lower operating income generated by the Powercom Division in the three months ended October 31, 2003, partially offset by higher operating income in the Dynasty and Power Electronics divisions during the quarter, and a lower operating loss in the Motive Power Division during the three-month period. Operating income for the nine-month period decreased $6,622 or 26% to $18,831 from $25,493 in the comparable period of the prior fiscal year. This decrease was the result of lower operating income generated by the Powercom Division during the nine months ended October 31, 2003, an operating loss in the Power Electronics Division during the nine-month period compared with operating income during the comparable period of the prior year, a higher operating loss in the Motive Power Division in the nine months ended October 31, 2003, partially offset by higher operating income in the Dynasty Division during the nine months ended October 31, 2003.

     Interest expense, net, decreased $720 for the quarter and $1,978 for the nine-month period, primarily due to lower average debt balances outstanding, coupled with lower effective interest rates.

     Income tax expense decreased $518 for the quarter and $1,881 for the nine-month period as the result of lower income before income taxes, partially offset by a higher effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impact of foreign operations. The effective tax rate was 37.0% for both the quarter and the nine-month period as compared to 36.2% and 36.7% in the comparable periods of the prior fiscal year.

     Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. During the quarter, the Shanghai joint venture generated a net loss as opposed to net income in the comparable period of the prior fiscal year. For the nine-month period, the joint venture had lower net income compared to the same period of the prior fiscal year. For both those periods, net income was negatively affected by higher warranty expense, partially offset by higher sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     As a result of the above, for the third quarter of fiscal 2004, net income decreased $925 or 18% to $4,203 or $0.16 per share - basic and $0.16 per share-diluted. For the nine-month period, net income decreased $3,351 or 24% to $10,605 or $0.41 per share - basic and $0.41 per share - diluted.

Future Outlook

     We continue to focus on cost effective operations. Additionally, we were encouraged by the modest sequential improvement in aggregate sales over the second quarter, particularly as a result of stronger UPS sales in the Dynasty Division.

     The Power Electronics Division had its first operating profit since the quarter ended October 31, 2002 driven by previously implemented cost reduction initiatives, and modification to sales channels.

     Although the Motive Power business continues to fall short of profit expectations, sales were up and operating losses down during the quarter compared with last year's third quarter and sequentially, compared with the second quarter of this year.

     Total Company backlog on October 31, 2003 was approximately $52,000, up from the July 31, 2003 backlog of approximately $47,000.

     As a result of the acquisition of the Reynosa, Mexico manufacturing facility, we are analyzing cost rationalization opportunities across the company.

     All of the above result in our expectation that we will generate a fourth quarter (which has historically been our weakest quarter) earnings per share, comparable to the third quarter's 16 cents per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

     Net cash provided by operating activities decreased $15,003 or 31% to $33,172 for the nine-month period ended October 31, 2003 compared to $48,175 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a smaller decrease in inventory in the nine months ended October 31, 2003 versus the nine months ended October 31, 2002; (ii) an increase in accounts payable in the first nine months of fiscal 2004 versus a decrease in the first nine months of fiscal 2003; (iii) a smaller increase in income taxes payable in the nine-month period ended October 31, 2003 versus the comparable period of the prior fiscal year; (iv) lower net income in the nine months ended October 31, 2003 versus the nine months ended October 31, 2002; and (v) a larger increase in accounts receivable in the first nine months of fiscal 2004 versus the first nine months of fiscal 2003. These changes, resulting in lower net cash provided by operating activities, were partially offset by an decrease in other long-term assets in the first nine months of fiscal 2004 versus an increase in the first nine months of fiscal 2003 and an increase in accrued liabilities in the nine-month period of the current fiscal year versus a decrease during the comparable period of the prior fiscal year.

     Net cash used by investing activities increased $10,093 or 219% to $14,712 in the first nine months of fiscal 2004 compared to $4,619 in the first nine months of fiscal 2003 primarily due to a use of cash in the amount of $11,984 for the acquisition of the Reynosa, Mexico facility. Capital spending, which was $5,267 during the nine-month period ended October 31, 2002 declined to $2,792 during the nine-month period ended October 31, 2003.

     Net cash used by financing activities decreased $19,756 or 45% to $24,362 in the nine months ended October 31, 2003 compared to $44,118 in the nine months ended October 31, 2002. This decrease was primarily due to a smaller decrease in long-term debt, coupled with lower expenditures for the purchase of treasury stock.

     On November 20, 2003 the Company refinanced its existing five-year credit facility, which was due to expire on March 1, 2004. The refinancing was arranged by Bank of America and includes nine other lenders. The new agreement is a $100,000 revolving credit facility, which has a termination date of November 20, 2006. The interest rates are determined by the Company's leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.00% or Prime, to Prime plus .50%. Based on the Company's current leverage, the loans under the revolving credit facility are priced at LIBOR plus 1.00%. The agreement requires the Company to pay a fee of .25% to .50% per annum on any unused portion of the revolver. The revolving credit facility includes a letter of credit facility not to exceed $15,000 and swingline loans not to exceed $10,000.

     The credit agreement contains restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under these credit agreements. We were in compliance with our loan agreement covenants at October 31, 2003. The availability under this agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 2003 were incurred to fund a continuing series of cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2004 capital expenditures are expected to be less than $5,000 for similar purposes.

     We intend to continue making prudent purchases of our Company stock and selectively pursuing complementary accretive acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

     The local Chinese government has notified our Shanghai C&D Battery Co. Ltd, that it will be required to relocate its Shanghai plant to permit the Pudong authorities to develop the region into a cultural center. Negotiations are ongoing regarding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant. A location in the vicinity of our existing plant has been selected for the relocation of the plant; however, this location may not be suitable. We are reviewing our options for other properties. This relocation is not expected to have a material adverse effect on our financial condition or results of operations.

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

     The factors that could cause actual results to differ materially from anticipated results expressed or implied in any forward-looking statement include those referenced in our other filings with the Securities and Exchange Commission, those referenced with the forward-looking statement, including factors discussed in this Quarterly Report on Form 10-Q, as well as the following factors:

o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate (including the United States) could affect our business and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition or business combinations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States and other countries in which we conduct business could affect our results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

o Our ability to grow earnings could be affected by increases in the costs of raw materials, particularly lead, the primary constituent of our battery products, or other product parts or components. We may not be able to fully offset the effects of higher costs of raw material through price increases or productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on our operations.

o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, which is the primary constituent of our battery products or other parts and components from our suppliers and internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, there can be no assurance that we will not encounter them in the future. The cessation, reduction or interruption of supply of raw materials (including lead), parts or components, could have a material adverse effect on our operations.

o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: introduce viable new products;
     successfully complete research and development projects or integrate purchased or licensed technology; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth could also be affected by new competitive products and technologies.

o As part of our strategy for growth, we have made and may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to us.

o We have undertaken and may continue to undertake productivity initiatives, including reorganizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of C&D's operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any relocation or consolidation. Further, there can be no assurance that any of these initiatives will be completed or beneficial to C&D.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

o We are exposed to the credit risk of our customers including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risks, there can be no assurance that such programs will be effective in reducing our credit risks or risks associated with potential bankruptcy of our customers.

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

o Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our earnings could be lower than anticipated.

o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our systems infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a power outage, computer virus, intentional disruption of information technology systems by a third party, manufacturing failure or telephone system failure, the resulting disruptions could impede C&D's ability to book or process orders, manufacture and ship in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause C&D to lose significant customers or revenue and could require C&D to incur significant expense to eliminate these problems and address related security concerns.


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

PART II. OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Amended and Restated Credit Agreement dated as of November 20, 2003 among C&D Technologies, Inc. as the borrower, the Subsidiaries of the Borrower identified herein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank as Co-Agent, and the other Lenders Party Hereto arranged by Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (filed herewith).

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

          31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          31.2 Certification of the Vice President Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.2 Certification of the Vice President Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)       Reports on Form 8-K

          1. On August 28, 2003, C&D furnished a report on Form 8-K, Item 12 relating to its August 28,2003 Press Release.

          2. On September 9, 2003, C&D filed a report on Form 8-K, Item 5 relating to its September 9, 2003 Press Release.

          3. On September 25, 2003, C&D filed a report on Form 8-K, Item 5 relating to its September 25, 2003 Press Release.

          4. On October 10, 2003, C&D filed a report on Form 8-K, Item 2 relating to its acquisition of a 240,000 square foot facility in Reynosa, Mexico.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C&D TECHNOLOGIES, INC.

 December 12, 2003                        BY: /s/ Wade H. Roberts, Jr.
                                          ----------------------------------
                                                  Wade H. Roberts, Jr.
                                                  President, Chief Executive
                                                  Officer and Director
                                                 (Principal Executive Officer)

 December 12, 2003                        BY: /s/ Stephen E. Markert, Jr.
                                           ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                  Vice President Finance
                                                 (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


          10.1 Amended and Restated Credit Agreement dated as of November 20, 2003 among C&D Technologies, Inc. as the borrower, the Subsidiaries of the Borrower identified herein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank as Co-Agent, and the other Lenders Party Hereto arranged by Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.


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