Form 10-K
period 2004-01-31
C&D TECHNOLOGIES INC
filed 2004-04-15
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

      Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2003:
$380,896,402

      Number of shares outstanding of each of the Registrant's classes of common stock as of April 7, 2004: 25,403,472 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Portions of Registrant's Proxy Statement                        Part III
to be filed pursuant to Regulation 14A                  (Part of Form 10-K into which
within 120 days after the end of Registrant's           Document is incorporated)
fiscal year covered by this Form 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I

    Item   1    Business ...............................................     1
    Item   2    Properties .............................................    14
    Item   3    Legal Proceedings ......................................    15
    Item   4    Submission of Matters to a Vote of
                    Security Holders ...................................    15

Part II

    Item   5    Market for Registrant's Common Equity
                    and Related Stockholder Matters ....................    16
    Item   6    Selected Financial Data ................................    17
    Item   7    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................    19
    Item   7A   Quantitative and Qualitative Disclosure
                    About Market Risk ..................................    28
    Item   8    Financial Statements and Supplementary Data ............    29
    Item   9    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure .............    29
    Item   9A   Controls and Procedures ................................    29

Part III

    Item   10   Directors and Executive Officers of the Registrant .....    30
    Item   11   Executive Compensation .................................    30
    Item   12   Security Ownership of Certain Beneficial
                    Owners and Management and Related
                    Stockholder Matters ................................    30
    Item   13   Certain Relationships and Related Transactions .........    30
    Item   14   Principal Auditor Fees and Services ....................    30

Part IV

    Item   15   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K ................................    31

Signatures .............................................................    36

Index to Financial Statements and Financial Statement Schedule..........   F-1


                                        I

                             C&D TECHNOLOGIES, INC.

                                     PART I

Item 1. Business

About Our Company

      C&D Technologies, Inc. (together with its operating subsidiaries, "we," "our" or "C&D") is a technology company that produces and markets systems for the conversion and storage of electrical power, including reserve power systems and embedded, high frequency switching power supplies. Our integrated reserve power systems are comprised of the following:

      o     industrial lead acid batteries;

      o     power rectifiers;

      o     power control equipment;

      o     power distribution equipment; and

      o     related accessories.

      Our power supplies are comprised of the following:

      o     DC to DC converters;

      o     AC to DC and DC to DC power supplies;

      o     Magnetics (transformers and inductors); and

      o     custom architectures.

      Common applications for our power supply product and system portfolio include:

      o telecommunications equipment, including optical switches, remote switches, Voice Over Internet Protocol (VOIP), central office backup;

      o     data centers and networked (LAN and WAN) computing architecture;

      o     high availability industrial computing;

      o     industrial temperature control systems;

      o     industrial imaging equipment;

      o     displays (signs, scanning equipment);

      o     broadband cable television ("CATV") powering;

      o     advanced office electronic machines, such as digital copiers; and

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

      In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a Milwaukee, Wisconsin-based designer, manufacturer, marketer and distributor of industrial batteries. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, in August 1999, we acquired JCI's 67% ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures and markets industrial batteries. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67% ownership interest in the joint venture battery business in Shanghai, China, the Dynasty Division.

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

      In September 2003, we acquired certain assets from Matsushita Battery Industrial Corporation of America and Matsushita Battery Industrial de Mexico, S.A. de C.V. Acquired assets included a 240,000 square foot facility, in Reynosa, Mexico and the equipment in the facility historically used for the manufacture of large, valve regulated lead acid batteries for standby power applications. In addition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in the Powercom Division.

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

      Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "may," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, product development, market position, market conditions, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events. We cannot guarantee that these assumptions and expectations are accurate or will be realized. Following are some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements:

      o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate (including the United States) could affect our business and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition and business combinations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States and other countries in which we conduct business could affect our results of operations. (See Item 1. Business - International Operations, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Economy and Shift in Customer Demand, and Item 7A. Quantitative and Qualitative Disclosure About Market Risk - Market Risk Factors.)

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

      o Our ability to grow earnings could be affected by increases in the cost of raw materials, particularly lead, the primary constituent of our battery products, or other product parts or components. We may not be able to fully offset the effects of higher costs of raw materials through price increases or productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on our operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Raw Material Pricing and Productivity; and Inflation.)

      o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, which is the primary constituent of our battery products or other product parts or components from our suppliers and internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, there can be no assurance that we will not encounter them in the future. The cessation, reduction or interruption of supply of raw materials (including lead), product parts or components, could have a material adverse effect on our operations.

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

      o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other potentially responsible parties ("PRPs") at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation. (See Business - Environmental Regulations.)

      o We are exposed to the credit risk of our customers, including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks or risks associated with potential bankruptcy of our customers. (See
            Item 7A. Quantitative and Qualitative Disclosure About Market Risk.)

      o Our business, results of operations and financial condition could be affected by significant pending and future litigation or claims adverse to us. These could potentially include, but are not limited to, the following: product liability, contract, employment-related, labor relations, personal or property damage or stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities). (See
            Item 3. Legal Proceedings.)

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

      o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our systems infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a power outage, computer virus, intentional disruption of information technology systems by a third party, equipment failure or telephone system failure, the resulting disruptions could impede our ability to book or process orders, manufacture and ship products in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause C&D to lose significant customers or revenue and could require C&D to incur significant expense to eliminate these problems and address related security concerns.

The foregoing list of important factors is not all inclusive, or necessarily in order of importance.

Reportable Segments

      Our operations are classified into the following reportable business segments:

      o     Dynasty Division

      o     Powercom Division

      o     Power Electronics Division

      o     Motive Power Division

      Segments are determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Effective February 1, 2004, we combined the Dynasty and Powercom divisions into the newly created Standby Power Division.

      The financial information regarding our four business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2004, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

The Market for Our Products

      We manufacture and market products in the following general categories by business segment:

      o Dynasty Division - industrial batteries used in uninterruptible power supplies ("UPS") applications for computer systems and corporate data networks, telecommunications reserve power systems and CATV signal powering;

      o Powercom Division - fully integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS, utilities and solar;

      o Power Electronics Division - custom, standard and modified standard DC to DC converters, embedded high frequency AC to DC and DC to DC switching power supplies and magnetics (transformers and inductors); and

      o Motive Power Division - motive power systems for the material handling equipment market.

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

      Uninterruptible Power Supplies. The Dynasty Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. Our Dynasty(R) High Rate Series batteries have been engineered specifically for UPS applications and deliver extended life while complying with rigorous industry standards. In addition, during fiscal 2004, the Dynasty Division introduced a new line of premium replacement 10 year life VRLA batteries for UPS applications called the MAXRATE(TM), which we believe provides a longer life and improved runtime in the same space as that of original equipment batteries currently supplied by UPS manufacturers. As a critical component to overall power backup solutions, our Dynasty Division has worked closely with major global UPS OEMs to design a cost-effective, reliable product to meet customer expectations.

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

      Telecommunications Customers. Our customers use the majority of our standby power products in telecommunications applications, such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

      Modular Power Plants. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty(R) AGM Series Power Plant and the Liberty(R) ACM Series Power Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries. The Powercom Division introduced the Sageon(TM) power system in fiscal 2004. The Sageon(TM) family of power systems products is designed to fit virtually any application that demands stable, reliable and easily expandable DC power.

      Uninterruptible Power Supplies. Similar to our Dynasty Division, we produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. Large UPS systems are used principally for mainframe computers, minicomputers, networks and computer-controlled equipment.

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

      Power Electronics Division - DC to DC Converters, Power Supplies and Magnetics

      Through our Power Electronics Division we design, manufacture and market custom, standard and modified-standard electronic power supplies. Our Power Electronics Division services several major market segments including telecommunications, networking equipment, office equipment, industrial automation and test instrumentation. In addition, our Power Electronics Division manufactures rectifiers for reserve power applications that are sold by our Powercom Division and provides electronic contract manufacturing services for key clients in the Southwest United States.

      We sell the majority of our power supply products to OEMs of electronic products on either a custom, standard or modified-standard basis. Power supplies are embedded in almost all electronic products and are used to convert available AC or DC voltage to the required level and quality of DC voltage to power the associated equipment.

      Our power supplies incorporate advanced technology and are designed for reliable operation of the host equipment. These products include DC to DC converters, AC to DC and DC to DC power supplies and magnetics (transformers and inductors) for use in a wide variety of applications, with outputs ranging from sub one watt to several kilowatts. DC to DC products are circuit board mounted devices used to convert available system power to required component voltages. DC to DC converters are widely used in distributed power and intermediate bus architecture where system voltages require conversion to a higher or lower voltage to power components such as microprocessors and arrays. AC to DC power supplies convert alternating current, the form in which virtually all power is delivered by electric utilities to end users, into precisely controlled direct current that is required by sensitive electronic application architecture.

      In the telecommunications industry, our power supplies are broadly used in central office and transmission equipment. We also produce power supplies for networking equipment (switches, routers, hubs, etc.), office equipment (mass storage, digital printing, etc.), and industrial equipment (computing, automation and test instrumentation).

      Motive Power Division - Motive Power Systems

      Our customers use the majority of our motive power products to provide power for material handling vehicles. A significant portion of our motive power sales includes products and systems to recharge motive power batteries.

      We produce complete systems and individual components (including power electronics and batteries) to monitor, charge, test and manage the batteries used in powering electric industrial vehicles, including fork-lift trucks and automated guided vehicles. Our customers include end users in a broad array of industries, dealers of material handling equipment and, to a lesser extent, OEMs.

      We offer a broad line of motive power equipment including the C-Line(TM) battery, which we believe is the industry standard for long life and the V-Line(R) battery for general material handling applications. We also offer a broad line of battery charging and associated specialty equipment and parts.

Sales, Installation and Servicing

      The sales, installation and servicing of our Powercom and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout North America. Most of our independent manufacturer's representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchased for resale. Dynasty and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located throughout the world.

      In addition to these networks of independent manufacturer's representatives and distributors, we employ internal sales management consisting of regional sales managers, account specific sales persons and product/market specialists. The regional sales managers are each responsible for managing a number of independent manufacturer's representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales organization that works with the independent manufacturer's representative network and directly with certain large customers.

      We have internal product management and marketing personnel in each of our divisions to manage the development of new products from the initial concept definition and management approval stages through the engineering, production and sales processes. They are also responsible for applications engineering, technical training of sales representatives and the marketing communications function.

      We maintain branch sales and service facilities in North America, Europe and Asia, with the support of our headquarters and service personnel, and have business relationships with sales representatives and distributors throughout the world.

      No single customer of C&D accounted for 10% or more of our net sales for the year ended January 31, 2004. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products on a full and/or pro-rata basis, to perform as rated for specified periods of time, ranging from 1 to 25 years, depending on the type of product and its application. The longest warranties generally are applicable to flooded standby power batteries sold by our Powercom Division. Power supply products from our Power Electronics Division are generally sold with a full one year warranty.

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

      Our order backlog at March 31, 2004 was $50,034,000 and at March 31, 2003 was $43,253,000. We expect to fill virtually all of the March 31, 2004 backlog during fiscal 2005.

Manufacturing and Raw Materials

      We manufacture our products at seven domestic plants, two plants in China, two plants in Mexico and one plant in the United Kingdom. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

      Consolidation. No manufacturing facilities were closed during fiscal 2004. In fiscal 2003, we closed the metal fabrication operations at our Conshohocken, Pennsylvania facility and now purchase products previously manufactured at this location from third parties. We also closed our Shannon, Ireland facility in fiscal 2003, shifting its manufacturing and design capabilities to other Power Electronics Division facilities. In fiscal 2002, we closed our Workington, United Kingdom facility and transferred production to our other Power Electronics Division facilities.

      Raw Materials. The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics, printed circuit boards and electronic components, all of which are generally available from multiple suppliers. Other than the required use of one supplier of lead and one supplier of lead oxide for the production of Round Cell batteries for one customer, we use a number of suppliers to satisfy our raw materials needs.

      ISO 9000 Recognition. ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001:2000 standard certified at the following domestic locations: Conyers, Georgia; Dunlap, Tennessee; Milwaukee, Wisconsin and Tucson, Arizona. Internationally, our operations in Guangzhou, China; Milton Keynes and Romsey, United Kingdom; Nogales, Mexico and Shanghai, China are also ISO 9001:2000 standard certified.

Competition

      Our products compete on the basis of:

      o     product quality and reliability;

      o     reputation;

      o     customer service;

      o     delivery capability; and

      o     technology.

      We also offer competitive pricing and highly value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

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

      When lead prices rise, certain of our battery competitors that own smelting operations may have lower lead costs than we have. However, when lead prices decline, the high fixed costs associated with these operations may provide C&D with a cost advantage.

Research and Development

      We maintain extensive technology departments concentrating on electrochemical and electronics technologies. We focus on:

      o     the design and development of new products;

      o     the ongoing development and improvement of existing products;

      o     sustaining engineering;

      o production engineering (including quality testing and managing the changes in production capacity); and

      o     the evaluation of competitive products.

      Our research and development facilities in the United States and Europe feature advanced computer-aided design and testing equipment. Technology and engineering personnel coordinate all activities closely with operations, sales and marketing in order to better meet the needs of customers. We continue to develop new products in our businesses. During fiscal 2004, the Dynasty Division introduced a new line of premium replacement 10 year life VRLA batteries for UPS applications called the MAXRATE(TM), which we believe provides a longer life and improved runtime in the same space as that of original equipment batteries currently supplied by UPS manufacturers. The Powercom Division introduced the Sageon(TM) power system in fiscal 2004. The Sageon(TM) family of power systems products is designed to fit virtually in any application that demands stable, reliable and easily expandable DC power. The Power Electronics Division introduced a significant number of new products during fiscal 2004 year including the WPA60, sixty-watt, dual output voltage, DC to DC converter to meet the ever-increasing power and voltage needs of today's semiconductor technologies. In addition, the NTH series, isolated, two watt, dual output, surface mount device was introduced with leadframe technology and transfer molding techniques to bring all of the benefits of IC style packaging to hybrid circuitry. In our Motive Power Division, we introduced the IFR charger line which extends our ability to provide chargers not only for our own line of Motive batteries, but also those of our competition.

International Operations

      Along with our domestic manufacturing facilities, we have international manufacturing facilities in China, Mexico and the United Kingdom. Our 67% joint venture facility in Shanghai, China manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in China and the United Kingdom manufacture electronics that are sold primarily in Europe, North America, and the Far East. International sales accounted for 17.4%, 18.0% and 20.4% of net sales for the years ended January 31, 2004, 2003 and 2002, respectively.

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

      We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), DYNASTY(R), LIBERTY(R), LIBERTY SERIES(R), LIBERTY SERIES 2000 MAX(R) and MAXIMIZER(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our trademarks also include C-LINE(TM), COMPUCHARGE(R), FERRO FIVE(R), FERRO 1500(R), HYPERON(R), MAXRATE(TM), POSITION PERFECT(R), RANGER(R), SAGEON(TM), SMARTBATTERY(R) and V-LINE(R).

Employees

      On February 29, 2004 we employed 2,345 people. Of these employees, 1,861 were employed in manufacturing and 484 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at five North American plants are represented by five different unions under collective bargaining agreements. Of these agreements, only the collective bargaining agreement associated with our Attica, Indiana facility is scheduled to expire in fiscal 2005.

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

      o     conduct employee training;

      o     develop and implement waste minimization initiatives;

      o undertake periodic internal and oversee external audits of our operations and environmental and health and safety programs;

      o practice and engage in routine sampling and monitoring of employee chemical and physical exposure levels;

      o engage in sampling and monitoring of potential points of environmental emissions; and

      o prepare and/or review internal reports to regulatory bodies and interface with them regarding environmental, safety and other issues.

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

      Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefor), we may be held liable for certain damages, the costs of the investigation and remediation, and potential fines and penalties, which could have a material adverse effect on our business, financial condition or results of operations. However, under the terms of the purchase agreement with Allied for the acquisition of C&D (the "Acquisition Agreement"), Allied was obligated to indemnify C&D for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to C&D in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      C&D, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at three lead smelting facilities (the "Third Party Facilities") to which C&D had made scrap lead shipments for reclamation prior to the date of the acquisition.

      C&D and four other PRPs agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including C&D.

      We also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

      In August 2002, we were notified of our involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. We are currently in negotiations with the other PRPs at this site regarding our share of the allocated liability, which we expect to be de minimis.

      We are also aware of the existence of contamination at our Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, we filed suit against the prior owner of the site, Avnet, Inc., which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties are attempting to resolve the matter through mediation, failing which we intend to aggressively pursue all available legal remedies. Should the parties fail to reach a mediated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

      Together with JCI, we are conducting an assessment and remediation of contamination at our Dynasty Division facility in Milwaukee, Wisconsin. The majority of the on-site portion of this project was completed as of October 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. In March 2004, C&D entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement.

      In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and Department of Justice through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 for alleged violations of the Clean Water Act. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. We anticipate that the matter will result in a penalty assessment and compliance obligations. We continue to seek a negotiated or mediated resolution, failing which we intend to vigorously defend the action.

      We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of January 31, 2004 accrued environmental reserves totaled $2,525,000 consisting of $2,223,000 in other current liabilities and $302,000 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Available Information

      C&D maintains an Internet web site (www.cdtechno.com) and makes available free of charge on or through the web site its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. C&D also makes available on its website and in printed form upon request, C&D's Code of Business Conduct, Code of Ethics for C&D's Chief Executive Officer and Financial Employees and C&D's Corporate Governance Guidelines.

Item 2. Properties

      Set forth below is certain information, as of April 1, 2004, with respect to our principal properties.

                                                       Square                 Products Manufactured
                     Location                          Footage                at or Use of Facility
                     --------                          -------                ---------------------
United States Properties:

Milwaukee, Wisconsin (1).........................      370,000    Small standby power batteries
Attica, Indiana (1)..............................      295,000    Large standby power batteries
Leola, Pennsylvania (1)..........................      240,000    Large standby power batteries, Round Cell,
                                                                  distribution center and battery R&D
                                                                  laboratory
Conyers, Georgia (1).............................      161,000    Small standby power batteries
Huguenot, New York (1)...........................      148,000    Motive power batteries
Dunlap, Tennessee (2)............................       72,000    Standby power and motive power electronics
                                                                  products
Blue Bell, Pennsylvania (2)......................       63,000    Corporate headquarters, Standby Power and
                                                                  Motive Power divisional headquarters and
                                                                  electronics R&D laboratory
Tucson, Arizona (2)..............................       55,000    DC to DC converters, power supplies,
                                                                  headquarters of Power Electronics Division
                                                                  and electronics R&D laboratory

International Properties:

Shanghai, China  (3).............................      315,000    Small standby power batteries
Reynosa, Mexico (1)..............................      240,000    Large standby power batteries
Nogales, Mexico (2)..............................       97,000    DC to DC converters and AC to DC power
                                                                  supplies
Guangzhou, China (2).............................       35,000    DC to DC converters and wound magnetics
Milton Keynes, United Kingdom (2)................       33,000    DC to DC converters, wound magnetics and
                                                                  electronics R&D laboratory
Romsey, United Kingdom (2).......................       21,000    Distribution center
Mississauga, Canada (2)..........................       20,000    Canadian headquarters, sales office and
                                                                  distribution center

(1)   Property is owned by C&D.

(2)   Property is leased by C&D.

(3) Building is owned by the joint venture; however, the land is leased under a 50-year agreement, of which 41 years remain. The Chinese government has notified our joint venture that it will be required to relocate the Shanghai plant. Negotiations are in process between the joint venture and the Chinese government regarding the details surrounding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant. Our joint venture has tentatively agreed to an arrangement with the Chinese government whereby we will relocate our Shanghai facility to a site elsewhere in the Pudong Development Zone. We anticipate that the new factory will be complete by the end of fiscal year 2006.

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

      On March 24, 2003, C&D was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act by virtue of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 7, 2004 was 4,400.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                                  Year Ended
                                      -----------------------------------

                                      January 31, 2004   January 31, 2003
                                      ----------------   ----------------

             Fiscal Quarter            High     Low      High      Low
             --------------            ----     ---      ----      ---

      First Quarter ..............    $17.82   $11.30   $23.04   $19.00
      Second Quarter .............     15.55    11.20    24.27    13.25
      Third Quarter ..............     21.80    14.43    17.50    12.50
      Fourth Quarter .............     23.43    17.70    21.25    15.40

      Dividends. We began paying cash dividends on our Common Stock in April 1987. For the years ended January 31, 2004 and 2003 we declared dividends per share as follows:

                            1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
                            -----------  -----------  -----------   -----------

      2004 ............       $0.01375     $0.01375     $0.01375     $0.01375
      2003 ............       $0.01375     $0.02750           --     $0.01375

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

Item 6. Selected Financial Data

      The following selected historical financial data for the periods indicated have been derived from C&D's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent auditors. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and C&D's consolidated financial statements, which appear in Items 7 and 15 of this Form 10-K.

                                                                     Fiscal Year
                                    ------------------------------------------------------------------
(In thousands, except share and
        per share data)
                                    2004 (1)         2003           2002        2001 (2)      2000 (3)
                                    --------         ----           ----        --------      --------
Statement of Income Data:

Net sales ....................      $ 324,824      $ 335,745      $ 471,641    $ 615,678     $ 482,182
Cost of sales ................        248,145        257,046        343,370      439,135       357,802
                                    ---------      ---------      ---------    ---------     ---------
Gross profit .................         76,679         78,699        128,271      176,543       124,380
Selling, general and
 administrative expenses .....         40,459         35,136         50,406       66,243        59,315
Research and development
 expenses ....................          9,542          9,509         10,291       10,281         8,941
                                    ---------      ---------      ---------    ---------     ---------
Operating income .............         26,678         34,054         67,574      100,019        56,124

Interest expense, net ........          1,268          3,800          6,700        6,315         7,946
Other expense (income), net ..          1,641          1,457          1,239         (725)          (20)
                                    ---------      ---------      ---------    ---------     ---------
Income before income taxes and
 minority interest ...........         23,769         28,797         59,635       94,429        48,198
Provision for income taxes ...          8,795          9,414         22,244       35,883        17,737
                                    ---------      ---------      ---------    ---------     ---------
Net income before minority
 interest ....................         14,974         19,383         37,391       58,546        30,461
Minority interest ............             83             91          1,317        2,651           619
                                    ---------      ---------      ---------    ---------     ---------
Net income ...................      $  14,891      $  19,292      $  36,074    $  55,895     $  29,842
                                    =========      =========      =========    =========     =========

Net income per common
 share - basic (4) ...........      $    0.58      $    0.75      $    1.38    $    2.13     $    1.17
                                    =========      =========      =========    =========     =========
Net income per common
 share - diluted (5) .........      $    0.58      $    0.74      $    1.35    $    2.05     $    1.14
                                    =========      =========      =========    =========     =========

Dividends per common share ...      $   0.055      $   0.055      $   0.055    $   0.055     $   0.055
                                    =========      =========      =========    =========     =========

Balance Sheet Data:

Working capital ..............      $  64,005      $  53,776      $  55,014    $  75,895     $  65,079
Total assets .................        385,950        382,156        395,558      455,519       354,115
Short-term debt ..............             --         14,062         27,255       18,172        20,393
Long-term debt ...............         19,620         25,857         46,892       98,849        76,459
Stockholders' equity .........        269,533        258,274        241,858      218,054       162,066

                                         (footnotes begin on the following page)

      (1) On September 25, 2003, C&D and its wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico and the equipment in that facility historically used for the manufacture of large, valve regulated lead acid batteries ("VRLA Batteries") for standby power applications. In addition, C&D has entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in the Powercom Division. We continue to use the assets acquired for the manufacture of large, VRLA batteries for standby power applications.

      (2) In December 2000 (effective as of November 26, 2000), we acquired NCL, a producer of electronic power conversion products (primarily DC to DC converters) based in the United Kingdom. For reporting purposes, the acquisition of NCL is included in the Power Electronics Division. We continue to use the assets acquired in such business.

      (3) Effective March 1, 1999, we acquired substantially all of the assets of the Specialty Battery Division of JCI including, without limitation, certain assets of Johnson Controls Technology Company, a wholly owned subsidiary of JCI, and 100% of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, C&D assumed certain liabilities of the seller. The Specialty Battery Division was engaged in the business of designing, manufacturing, marketing and distributing industrial batteries. We continue to use the assets acquired in such business. On August 2, 1999, we completed the acquisition of JCI's 67% ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures, markets and distributes industrial batteries. We continue the joint venture operations in such business. For reporting purposes, we have re-named the Specialty Battery Division and JCI's 67% ownership interest of the joint venture battery business in Shanghai, China the Dynasty Division.

      (4) Based on 25,536,628, 25,818,024, 26,153,715, 26,223,684 and 25,529,778
weighted average shares outstanding - basic.

      (5) Based on 25,731,961, 26,025,179, 26,688,011, 27,264,528 and 26,088,402
weighted average shares outstanding - diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

Impact of Economy and Shift in Customer Demand

      During fiscal 2004, primarily due to continuing weak economic conditions, particularly in the telecommunications market, there was a softening in demand for our products, with the exception of products sold to the UPS market.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal 2004, 2003 and 2002, the average London Metals Exchange ("LME") price per pound of lead was as follows:

                                                                    Fiscal year
                                                            2004       2003        2002
                                                            ----       ----        ----
Average annual LME price per pound of lead                 $0.25       $0.20      $0.22
Lowest average monthly LME price per pound of lead         $0.20       $0.19      $0.20
Highest average monthly LME price per pound of lead        $0.34       $0.22      $0.23

      We have a long-term cost containment program to minimize manufacturing costs. Under the program, we continue to allocate a significant amount of our normal annual capital expenditures to cost containment and productivity improvement projects.

Inflation

      The cost to C&D of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Our ability to pass along inflationary cost increases to our customers through higher prices may be limited during periods of stable or declining lead prices because of industry pricing practices that tend to link product prices and lead prices. During the recent increase of lead prices in the second half of fiscal 2004, we have not been able to fully offset the higher lead prices through selective price increases. We believe that, over recent years, we have been able to offset inflationary cost increases on items other than lead by:

      o     effective raw materials purchasing programs;

      o     increases in labor productivity;

      o     improvements in overall manufacturing efficiencies; and

      o     selective price increases of our products.

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of income as a percentage of sales for the periods indicated.

                                                                     Fiscal Year
                                                            -------------------------
                                                            2004      2003      2002
                                                            ----      ----      ----
      Net sales ........................................    100.0%    100.0%    100.0%
      Cost of sales ....................................     76.4      76.6      72.8
                                                            -----     -----     -----

        Gross profit ...................................     23.6      23.4      27.2

      Selling, general and administrative expenses .....     12.5      10.5      10.7
      Research and development expenses ................      2.9       2.8       2.2
                                                            -----     -----     -----

        Operating income ...............................      8.2      10.1      14.3

      Interest expense, net ............................      0.4       1.1       1.4
      Other expense, net ...............................      0.5       0.4       0.3
                                                            -----     -----     -----

        Income before income taxes and minority interest      7.3       8.6      12.6

      Provision for income taxes .......................      2.7       2.8       4.7
                                                            -----     -----     -----

        Net income before minority interest ............      4.6       5.8       7.9

      Minority interest ................................      0.0       0.1       0.3
                                                            -----     -----     -----

        Net income .....................................      4.6%      5.7%      7.6%
                                                            =====     =====     =====

Critical Accounting Policies

      We have identified the critical accounting policies that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      Litigation and Environmental Reserves

      C&D is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with Generally Accepted Accounting Principles ("GAAP"), specifically SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

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

      Revenue Recognition

      C&D recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past.

      Impairment of Goodwill

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS No. 142, "Goodwill and Other Intangible Assets," which C&D adopted on February 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. C&D determines the fair market value of its reporting units using quoted market rates and cash flow techniques. The fair market value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. In the fiscal year ended January 31, 2003, we recorded an impairment of goodwill in our Motive Power Division, resulting in the complete write-off of all goodwill related to the Motive Power Division. No impairment to goodwill existed in any of our other divisions as of January 31, 2003. No impairment to goodwill in any division existed as of January 31, 2004.

      Research and Development

      Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects. The cost of materials (whether from our normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs.

Fiscal 2004 Compared to Fiscal 2003

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal 2004 decreased $10,921 or 3% to $324,824 from $335,745 in fiscal 2003. This decrease resulted from lower customer demand for products of the Powercom, Power Electronics and Motive Power divisions, partially offset by higher customer demand for products of the Dynasty Division. Sales by the Powercom Division declined $18,750, or 13%, primarily due to lower sales to the telecommunications market. The Powercom Division derives approximately 60% of its sales from telecommunications infrastructure spending, and we continue to be adversely affected by the decreased spending in this industry. However, we understand from our major customers that they plan to increase capital spending. Sales of the Power Electronics Division fell $7,760, or 17%, mainly due to lower DC to DC converter sales. Power Electronics had a solid fourth quarter, with revenue increasing across the division. End markets, including networking and office automation, appear to be strengthening. This division introduced over 30 new products in fiscal year 2004, accounting for approximately 7% of the division's revenue. Motive Power divisional sales dropped $1,487, or 3% due to lower sales of batteries and chargers. Dynasty Division sales increased $17,076, or 19%, primarily due to an increase in demand in the UPS market. The Dynasty Division generates approximately 70% of its sales from this market.

      Gross profit for fiscal 2004 decreased $2,020 or 3% to $76,679 from $78,699 in the prior year. Gross margin increased slightly from 23.4% in fiscal year 2003 to 23.6% in fiscal year 2004. Gross profit declined in the Powercom Division, primarily as a result of lower sales volumes, startup costs of approximately $1,300 at our new Reynosa, Mexico facility and higher lead costs, partially offset by a favorable year-end LIFO inventory adjustment of $2,745. Gross profit in the Motive Power Division increased on lower sales, primarily due to the improvement in plant operational effectiveness in fiscal 2004, partially offset by higher lead costs. Gross profit in the Power Electronics Division increased on lower sales primarily due to the re-organization charges of $1,263 recorded in the fourth quarter of fiscal 2003 related to the closure of our Shannon, Ireland facility and the benefits of relocating certain Mexican manufacturing activities to our Guangzhou, China facility, which has lower manufacturing costs.

      Selling, general and administrative expenses for fiscal 2004 increased $5,323 or 15%. This increase was primarily due to $2,897 of higher warranty costs, higher payroll related costs of $1,932 and the prior year gain of $1,610 recognized on the sale of our Conshohocken, Pennsylvania facility, partially offset by lower variable selling costs of $803 associated with the decreased sales volumes.

      Research and development expenses for fiscal 2004 increased $33 or less than 1%. As a percentage of sales, research and development expenses increased from 2.8% of sales in fiscal 2003 to 2.9% of sales in fiscal 2004.

      Operating income decreased $7,376 or 22% to $26,678 from $34,054 in the prior year. This decrease was the result of lower operating income generated by the Powercom Division, partially offset by a lower operating loss in the Motive Power Division, operating income in the Power Electronics Division in fiscal 2004 compared to an operating loss in fiscal 2003 and higher operating income in the Dynasty Division.

      Interest expense, net, decreased $2,532 in fiscal 2004 compared to the prior year, primarily due to lower average debt balances outstanding during the year, coupled with a lower effective interest rate.

      Income tax expense for fiscal 2004 decreased $619 from fiscal 2003, primarily as the result of lower income before income taxes, partially offset by an increase in our effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations. The effective tax rate for fiscal 2004 increased to 37.0% from 32.7% in the prior year, primarily as a result of the favorable resolution of state tax audits in the fourth quarter of fiscal 2003.

      Minority interest of $83 in fiscal 2004 reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The decrease in minority interest was due to lower profitability of the Shanghai joint venture.

      As a result of the above, for fiscal 2004, net income decreased $4,401 or 23% to $14,891 or $0.58 per share - basic and $0.58 per share - diluted.

Future Outlook

      The escalating price of lead negatively affects our business. In the fourth quarter of fiscal 2004, the negative effect of higher lead prices over the prior year's fourth quarter was approximately $0.06 cents per share. We anticipate that high lead pricing will continue to adversely affect our profitability in the near term. We have launched pricing initiatives to at least partially offset rising lead prices. In the first quarter of fiscal 2005, we expect revenues to increase modestly and to generate diluted earnings per share of between $0.05 to $0.08 per share.

      In addition, as we continue to assimilate the Reynosa facility, we expect to record integration charges, including expenses of approximately $2,000 to $2,500 for rigging and transporting equipment as well as severance. There may also be asset impairment charges related to our Huguenot, New York and/or Leola, Pennsylvania facilities in fiscal 2005, although we cannot with certainty predict the magnitude or timing of such outcomes.

      The Chinese government has notified our joint venture battery business that it will be required to relocate the Shanghai plant. Negotiations are in process between the joint venture and the Chinese government regarding the details surrounding the specific location, timing and cost responsibilities related to the relocation of the Shanghai plant. Our joint venture has tentatively agreed to an arrangement with the Chinese government whereby we will relocate our Shanghai facility to a site elsewhere in the Pudong Development Zone. The tentative agreement calls for a payout of approximately $20,000 to C&D, which will be supplemented by approximately $5,000 from the joint venture to build a new facility. We anticipate that the new factory will be complete by the end of fiscal year 2006.

Fiscal 2003 Compared to Fiscal 2002

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal 2003 decreased $135,896 or 29% to $335,745 from $471,641 in fiscal 2002. This decrease resulted from lower customer demand for products of all divisions. Sales by the Powercom Division declined $90,324, or 38%, primarily due to lower sales to the telecommunications and UPS markets. This business continued to be affected by the lower spending levels in the telecommunications sector. However, the division had more than $17,000 in sales from products introduced during fiscal 2003. Dynasty Division sales decreased $22,911, or 20%, also due to a decline in sales to the telecommunications and UPS markets, partially offset by an increase in sales to the mobility market. The lower market demand for sealed product continued to affect this division. New products contributed approximated $4,000 of sales to this division. Sales of the Power Electronics Division fell $16,315, or 26%, mainly due to lower DC to DC converter sales, standard power supply sales and custom power supply sales. The division was negatively impacted by a substantial reduction in the requirements of a single customer. Although the overall pace of the Power Electronics Division remained sluggish due to the continuing state of the telecommunications market, we were encouraged by the number of new products we brought to market. Over 15% of fiscal 2003 sales by the Power Electronics Division came from products introduced since fiscal 2002. Additionally, we overhauled the distribution channels of this division. Distributors were replaced and upgraded during fiscal 2003, while the manufacturing representative network was strengthened. Our web-based initiatives came on line in the latter part of fiscal 2003 and we began to see positive results. Motive Power divisional sales dropped $6,346, or 10% due to lower sales of batteries and chargers. Motive Power sales increased modestly in the fourth quarter of fiscal 2003, based upon recent changes in sales channels. Additionally, we launched a private branding program for batteries and chargers to customers with whom we had not previously done business.

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

      Selling, general and administrative expenses for fiscal 2003 decreased $15,270 or 30%. This decrease was primarily due to: (i) lower variable selling costs of $5,876 associated with the decreased sales volumes; (ii) the implementation of SFAS No. 142 in fiscal 2002, which discontinued the amortization of goodwill of $6,372 (iii) costs recorded in fiscal 2002 of $2,793 related to a potential acquisition that did not close; (iv) lower payroll-related expenses of $2,023; (v) the gain of $1,610 recognized on the sale of our Conshohocken, Pennsylvania facility; and (vi) lower advertising expenses of $512. Partially offsetting this decrease were: (i) higher warranty expenses of $2,208; and (ii) the positive effect of the full recovery of certain litigation and settlement costs of $2,036 from one of our insurance carriers during the first quarter of fiscal 2002.

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

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $13,772 or 25% to $41,378 for the fiscal year ended January 31, 2004 compared to $55,150 in the prior fiscal year. This decrease in net cash provided by operating activities was primarily due to: (i) a smaller decrease in inventory in fiscal 2004 versus fiscal 2003; (ii) a smaller increase in net deferred tax liabilities; (iii) a decrease in net income; and (iv) a smaller increase in accounts payable in fiscal 2004 versus fiscal 2003. These changes, resulting in lower net cash provided by operating activities, were partially offset by a smaller increase in other long-term assets in fiscal 2004 versus fiscal 2003, primarily due to significantly lower pension contributions in fiscal 2004 and an increase in other current liabilities in the current year (primarily due to warranty accruals) versus a decrease in the prior year.

      Net cash used by investing activities increased $12,137 or 346% to $15,648 in fiscal 2004 compared to $3,511 in fiscal 2003, due to the acquisition of the Reynosa business, coupled with lower proceeds from the disposal of property, plant and equipment. Fiscal 2003 proceeds included $3,000 from the sale of our Conshohocken, Pennsylvania facility. The property was sold for $5,000, including a $2,000 note receivable. Acquisition of property, plant and equipment (excluding the purchase of the Reynosa business) decreased from $7,163 in fiscal 2003 to $3,697 in fiscal 2004.

      Net cash used by financing activities decreased $20,981 or 44% to $26,667 in fiscal 2004 compared to $47,648 in the prior year. This decrease was primarily due to a lower repayment of long-term debt, coupled with lower purchases of treasury stock.

      On November 20, 2003, we refinanced our existing five-year credit facility, which was due to expire on March 1, 2004. The refinancing was arranged by Bank of America and includes nine other lenders. The new agreement is a $100,000 revolving credit facility, which has a termination date of November 20, 2006. The interest rates are determined by our leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.00% or Prime to Prime plus .50%. Based on our current leverage, the loans under the revolving credit facility are priced at LIBOR plus 1.00%. The agreement requires C&D to pay a fee of .25% to .50% per annum, depending on our leverage ratio, on any unused portion of the revolver. The revolving credit facility includes a letter of credit facility not to exceed $15,000 and swingline loans not to exceed $10,000.

      The credit agreement contains restrictive covenants that require C&D to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at January 31, 2004. The availability under this agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 2004 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2005 capital expenditures are expected to be in the range of $10,000 to $15,000, primarily to fund investment in our Reynosa, Mexico and Shanghai, China facilities, as well as cost reduction programs, normal maintenance and regulatory compliance.

      We intend to continue making prudent purchases of our stock, paying down debt and selectively pursuing complementary acquisitions. Strategic acquisition opportunities will be expected to enhance C&D's long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

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

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2004:

                                                                       Payments Due by Period
                                                       -------------------------------------------------------
                                                                 Less than      1 - 3       4 - 5      After 5
Contractual Obligations ..........................      Total      1 year       years       years       years
                                                        -----      ------       -----       -----       -----
Operating leases .................................     $19,799     $ 3,299     $ 5,374     $ 4,458     $ 6,668
                                                       -------     -------     -------     -------     -------
Total contractual cash obligations ...............     $19,799     $ 3,299     $ 5,374     $ 4,458     $ 6,668
                                                       =======     =======     =======     =======     =======


                                                              Amount of Commitment Expiration Per Period
                                                       -------------------------------------------------------
                                                        Total
Other Commercial Commitments .....................     Amounts   Less than      1 - 3       4 - 5      After 5
                                                      Committed    1 year       years       years       years
                                                      ---------    ------       -----       -----       -----
Lines of credit ..................................     $19,620          --     $19,620          --          --
Standby letters of credit ........................       3,659          --       3,659          --          --
                                                       -------     -------     -------     -------     -------
Total commercial commitments .....................     $23,279          --     $23,279          --          --
                                                       =======     =======     =======     =======     =======

New Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively.

      The provisions of SFAS No. 149 relate to SFAS No. 133 implementation issues that have been effective for fiscal year quarters that began prior to June 15, 2003 and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. SFAS No. 149 had no significant impact at the point of adoption on our consolidated statements of income or financial position.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003),"Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS No. 132 are intended to improve financial statement disclosures for defined benefit plans and were initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular, the standard requires that companies provide more detail about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. C&D has complied with these revised disclosure requirements.

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

      Our financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments was $19,620 and $39,919 at January 31, 2004 and 2003, respectively. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements.

      Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also eliminating possible risk related to refinancing in the fixed rate market.

      The net market value of our interest rate swaps was $(1,486) and $(1,898) at January 31, 2004 and 2003, respectively. A 100-basis point increase in rates at January 31, 2004 and 2003 would result in a $405 and a $525 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2004 and 2003 would result in a $404 and a $693 decrease in the market value, respectively.

      The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their year-end levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, the Euro, the Mexican Peso and Canadian Dollar. These financial instruments represent a net market value of $(923) and $(258) at January 31, 2004 and 2003, respectively.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates.

      The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2004 and 2003, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $2,522 and $2,695, respectively. At January 31, 2004 and 2003, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $3,092 and $2,739, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2004 and 2003, respectively.

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

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

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

      Internal Control over Financial Reporting:

      There have not been any changes in C&D's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, C&D's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934" included in C&D's proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders," "Beneficial Ownership of Management" and "Equity Compensation Plan Information" included in C&D's proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Auditor Fees and Services

      The information required by this Item 14 is incorporated by reference to the information under the captions "Report of the Audit Committee -- Fees of Independent Auditors" included in C&D's proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Report of Independent Auditors

            Consolidated Balance Sheets as of January 31, 2004 and 2003

            Consolidated Statements of Income for the years ended January 31, 2004, 2003 and 2002

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002

            Consolidated Statements of Comprehensive Income for the years ended January 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2004, 2003 and 2002

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

            10.3 Lease Agreement dated February 15, 1994 by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D) (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999); Extension and Modification Agreement effective December 19, 2003 (filed herewith).

            10.4 Purchase and Sale Agreement, dated as of November 23, 1998 among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser (incorporated by reference to Exhibit 2.1 to C&D's Current Report on Form 8-K dated March 1, 1999).

            10.5 Amended and Restated Credit Agreement dated as of November 20, 2003 among C&D Technologies, Inc. as the borrower, the Subsidiaries of the Borrower identified herein as the Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank as Co-Agent, and the other Lenders Party Hereto arranged by Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003).

            10.6 Uncommitted loan facility dated June 5, 2001 between C&D Holdings Limited and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended April 30, 2001).

            10.7 Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003 (incorporated by reference to C&D's Current Report on Form 8-K dated September 25, 2003).

            Management Contracts or Plans

            10.8 Charter Power Systems, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996), First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

            10.9 C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.7 to C&D's Annual Report on Form 10-K for fiscal year ended January 31,
                  2001).

            10.10 C&D Technologies, Inc. Savings Plan as restated and amended
                  (incorporated by reference to Exhibit 10.9 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002), First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.10 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002), Second Amendment thereto dated November 20, 2002 (incorporated by reference to Exhibit 10.11 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002); Third Amendment thereto dated June 18, 2003 (incorporated by reference to

                  Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

            10.11 C&D Technologies, Inc. Pension Plan for Salaried Employees as
                  restated and amended (incorporated by reference to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002); First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30,
                  2003); Second Amendment thereto dated September 25, 2002 (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003); Third Amendment thereto dated March 19, 2004 (filed herewith).

            10.12 Supplemental Executive Retirement Plan compiled as of February
                  27, 2004 to reflect all amendments (filed herewith).

            10.13 C&D Technologies, Inc. Management Incentive Bonus Plan Policy
                  (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003).

            10.14 Employment Agreement dated November 28, 2000 between Wade H.
                  Roberts, Jr. and C&D (incorporated by reference to Exhibit
                  10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

            10.15 Employment Agreement dated March 31, 2000 between Stephen E.
                  Markert, Jr. and C&D (incorporated by reference to Exhibit
                  10.14 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.16 Employment Agreement dated March 31, 2000 between Linda R.
                  Hansen and C&D (incorporated by reference to Exhibit 10.15 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.17 Employment Agreement dated March 31, 2000 between Charles R.
                  Giesige, Sr. and C&D (incorporated by reference to Exhibit
                  10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000); Letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000 (filed herewith).

            10.18 Employment Agreement dated February 27, 2001 between John A.
                  Velker and C&D (incorporated by reference to Exhibit 10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

            10.19 Employment Agreement dated March 1, 2001 between David A. Fix and C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001); Letter dated January 29, 2004 to David A. Fix amending Employment Agreement dated March 1, 2001 (filed herewith).

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

            10.22 Employment Agreement dated July 28, 2003 between Stan Wreford and C&D (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31,
                  2003).

            10.23 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and William Harral, III (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.24 Indemnification Agreement dated as of November 19, 2002 by and between C&D Technologies, Inc. and Wade H. Roberts, Jr. (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

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

            10.31 Indemnification Agreement dated as of February 24, 2003 by and between C&D Technologies, Inc. and Stanley W. Silverman (incorporated by reference to Exhibit 10.33 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2003).

            10.32 C&D Technologies, Inc. Nonqualified Deferred Compensation Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-42054).

            10.33 C&D Technologies, Inc. Approved Share Option Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-69266).

            14    Code of Ethics (filed herewith).

            21    Subsidiaries of C&D (filed herewith).

            23    Consent of Independent Accountants (filed herewith).

            31.1 Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            31.2 Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            32.1 Section 1350 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            32.2 Section 1350 Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (b) Reports on Form 8-K

                  a. On November 20, 2003, C&D furnished a report on Form 8-K, Item 12 relating to its November 20, 2003 Press Release.

                  b. On December 9, 2003, C&D furnished a report on Form 8-K/A, Item 7 relating to its acquisition of a 240,000 square foot facility in Reynosa, Mexico.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           C&D TECHNOLOGIES, INC.

     April 14, 2004                         By: /s/  Wade H. Roberts, Jr.
                                                 ------------------------------
                                                  Wade H. Roberts, Jr.
                                                  President, Chief Executive
                                                  Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                               Title                             Date
         ---------                               -----                             ----
/s/ Wade H. Roberts, Jr.               President, Chief Executive              April 14, 2004
----------------------------           Officer and Director
    Wade H. Roberts, Jr.               (Principal Executive Officer)


/s/ Stephen E. Markert, Jr.            Vice President and Chief                April 14, 2004
----------------------------           Financial Officer
    Stephen E. Markert, Jr.            (Principal Financial and
                                       Accounting Officer)


/s/ William Harral, III                Director, Chairman                      April 14, 2004
----------------------------
    William Harral, III


/s/ Peter R. Dachowski                 Director                                April 14, 2004
----------------------------
    Peter R. Dachowski


/s/ Kevin P. Dowd                      Director                                April 14, 2004
----------------------------
    Kevin P. Dowd


/s/ Robert I. Harries                  Director                                April 14, 2004
----------------------------
    Robert I. Harries


/s/ Pamela S. Lewis                    Director                                April 14, 2004
----------------------------
    Pamela S. Lewis


/s/ George MacKenzie                   Director                                April 14, 2004
---------------------------
    George MacKenzie


/s/ John A. H. Shober                  Director                                April 14, 2004
----------------------------
    John A. H. Shober


/s/ Stanley W. Silverman               Director                                April 14, 2004
---------------------------
    Stanley W. Silverman

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

      Report of Independent Auditors .................................      F-2

      Consolidated Balance Sheets as of
        January 31, 2004 and 2003 ....................................      F-3

      Consolidated Statements of Income
        for the years ended January 31, 2004, 2003
        and 2002 .....................................................      F-4

      Consolidated Statements of
        Stockholders' Equity for the years
        ended January 31, 2004, 2003 and 2002 ........................      F-5

      Consolidated Statements of Cash Flows
        for the years ended January 31, 2004, 2003
        and 2002 .....................................................      F-6

      Consolidated Statements of Comprehensive
        Income for the years ended January 31, 2004,
        2003 and 2002 ................................................      F-8

      Notes to Consolidated Financial Statements .....................      F-9

FINANCIAL STATEMENT SCHEDULE
     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

     For the years ended January 31, 2004, 2003 and 2002

           Schedule II.  Valuation and Qualifying Accounts ...........      S-1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of C&D Technologies, Inc. and subsidiaries (the "Company") at January 31, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on February 1, 2002.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 12, 2004

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                    (Dollars in thousands, except par value)

                                                                2004         2003
                                                                ----         ----
ASSETS

Current assets:
     Cash and cash equivalents ...........................   $  12,306    $  12,966
     Accounts receivable, less allowance for doubtful
           accounts of $1,476 in 2004 and $1,906 in 2003 .      49,838       44,890
     Inventories .........................................      47,175       47,905
     Deferred income taxes ...............................      10,356        8,234
     Other current assets ................................       1,262        2,304
                                                             ---------    ---------
           Total current assets ..........................     120,937      116,299
Property, plant and equipment, net .......................     104,799      112,158
Intangible and other assets, net .........................      39,799       38,724
Goodwill .................................................     120,415      114,975
                                                             ---------    ---------
           Total assets ..................................   $ 385,950    $ 382,156
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt .....................................   $      --    $  14,062
     Accounts payable ....................................      22,246       21,841
     Accrued liabilities .................................      19,495       18,961
     Income taxes ........................................       3,791           --
     Other current liabilities ...........................      11,400        7,659
                                                             ---------    ---------
           Total current liabilities .....................      56,932       62,523
Deferred income taxes ....................................      17,369       10,579
Long-term debt ...........................................      19,620       25,857
Other liabilities ........................................      14,310       16,613
                                                             ---------    ---------
           Total liabilities .............................     108,231      115,572

Commitments and contingencies

Minority interest ........................................       8,186        8,310

Stockholders' equity:
     Common stock, $.01 par value, 75,000,000
           shares authorized; 28,605,747 and 28,509,803
           shares issued in 2004 and 2003, respectively ..         286          285
     Additional paid-in capital ..........................      70,619       69,152
     Treasury stock, at cost, 3,196,508 and
           2,810,280 shares in 2004 and 2003, respectively     (44,481)     (38,409)
     Accumulated other comprehensive income ..............       3,259          881
     Retained earnings ...................................     239,850      226,365
                                                             ---------    ---------
           Total stockholders' equity ....................     269,533      258,274
                                                             ---------    ---------
           Total liabilities and stockholders' equity ....   $ 385,950    $ 382,156
                                                             =========    =========

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)

                                                 2004       2003       2002
                                                 ----       ----       ----

Net sales ..................................   $324,824   $335,745   $471,641
Cost of sales ..............................    248,145    257,046    343,370
                                               --------   --------   --------
           Gross profit ....................     76,679     78,699    128,271

Selling, general and administrative expenses     40,459     35,136     50,406
Research and development expenses ..........      9,542      9,509     10,291
                                               --------   --------   --------
           Operating income ................     26,678     34,054     67,574

Interest expense, net ......................      1,268      3,800      6,700
Other expense, net .........................      1,641      1,457      1,239
                                               --------   --------   --------
           Income before income taxes
             and minority interest .........     23,769     28,797     59,635

Provision for income taxes .................      8,795      9,414     22,244
                                               --------   --------   --------
           Net income before minority
             interest ......................     14,974     19,383     37,391

Minority interest ..........................         83         91      1,317
                                               --------   --------   --------
           Net income ......................   $ 14,891   $ 19,292   $ 36,074
                                               ========   ========   ========

Net income per common share - basic ........   $   0.58   $   0.75   $   1.38

Net income per common share - diluted ......   $   0.58   $   0.74   $   1.35

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2004, 2003 and 2002
                  (Dollars in thousands, except per share data)

                                                Common Stock                       Treasury Stock          Accumulated
                                           ---------------------  Additional   ----------------------        Other
                                                                   Paid-In                                Comprehensive  Retained
                                             Shares      Amount    Capital      Shares          Amount    Income (Loss)  Earnings
                                             ------      ------    -------      ------          ------    -------------  --------
Balance as of
  January 31, 2001 .........               28,276,917   $    283   $ 62,908    (1,986,038)  $   (17,750)   $ (1,231)     $173,844
Net income .................                                                                                               36,074
Dividends to stockholders,
  $.055 per share ..........                                                                                               (1,437)
Tax effect relating to stock
  options exercised ........                                            755
Cumulative effect of
  accounting change ........                                                                                   (103)

Foreign currency translation
  adjustment ...............                                                                                   (676)
Unrealized loss on
  derivative instruments ...                                                                                 (1,047)
Purchase of common stock ...                                                     (414,563)      (11,634)
Deferred compensation plan .                                                      (13,560)         (359)
Issuance of common stock ...                    6,911                   185
Stock options exercised ....                  147,900          1      2,045
                                          -----------   --------   --------   -----------   -----------    --------      --------
Balance as of
  January 31, 2002 .........               28,431,728        284     65,893    (2,414,161)      (29,743)     (3,057)      208,481
Net income .................                                                                                               19,292
Dividends to stockholders,
  $.055 per share ..........                                                                                               (1,408)
Tax effect relating to stock
  options exercised ........                                            179
Foreign currency translation
  adjustment ...............                                                                                  3,926
Unrealized gain on
  derivative instruments ...                                                                                     12
Purchase of common stock ...                                                     (585,800)       (9,792)
Deferred compensation plan .                                            (50)       (3,319)          (16)
Issuance of common stock ...                    7,741                 2,247       193,000         1,142
Stock options exercised ....                   70,334          1        883
                                          -----------   --------   --------   -----------   -----------    --------      --------
Balance as of
  January 31, 2003 .........               28,509,803        285     69,152    (2,810,280)      (38,409)        881       226,365
Net income .................                                                                                               14,891
Dividends to stockholders,
  $.055 per share ..........                                                                                               (1,406)
Tax effect relating to stock
  options exercised ........                                            162
Foreign currency translation
  adjustment ...............                                                                                  2,132
Unrealized gain on
  derivative instruments ...                                                                                    246
Purchase of common stock ...                                                     (374,000)       (5,887)
Deferred compensation plan .                                             (1)      (12,228)         (185)
Issuance of common stock ...                   12,842                   183
Stock options exercised ....                   83,102          1      1,123
                                          -----------   --------   --------   -----------   -----------    --------      --------
Balance as of
  January 31, 2004 .........               28,605,747   $    286   $ 70,619    (3,196,508)  $   (44,481)   $  3,259      $239,850
                                          ===========   ========   ========   ===========   ===========    ========      ========

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                            2004        2003        2002
                                                            ----        ----        ----
Cash flows provided (used) by operating activities:
 Net income ...........................................   $ 14,891    $ 19,292    $ 36,074
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Minority interest ....................................         83          91       1,317
 Depreciation and amortization ........................     22,534      23,740      30,049
 Impairment of goodwill ...............................         --         489          --
 Deferred income taxes ................................      4,668       9,900       2,301
 Loss/(gain) on disposal of assets ....................        208        (955)        346
 Changes in assets and liabilities, net of effects from
    business acquired:
            Accounts receivable .......................     (1,096)        780      43,065
            Inventories ...............................      1,249      14,713      15,375
            Other current assets ......................       (251)        185         305
            Accounts payable ..........................        325       3,760     (22,665)
            Accrued liabilities .......................     (2,321)     (2,915)    (12,097)
            Income taxes payable ......................      5,237       4,414      (7,392)
            Other current liabilities .................      3,750        (560)       (579)
            Other liabilities .........................     (2,302)     (1,673)     (4,870)
            Other long-term assets ....................     (1,128)    (11,649)       (239)
            Other, net ................................     (4,469)     (4,462)        780
                                                          --------    --------    --------
Net cash provided by operating activities .............     41,378      55,150      81,770
                                                          --------    --------    --------

Cash flows provided (used) by investing activities:
 Acquisition of business, net of cash acquired ........    (12,116)         --          --
 Acquisition of property, plant and equipment .........     (3,697)     (7,163)    (26,826)
 Proceeds from disposal of property,
   plant and equipment ................................        165       3,652          39
                                                          --------    --------    --------
Net cash used by investing activities .................    (15,648)     (3,511)    (26,787)
                                                          --------    --------    --------

Cash flows provided (used) by financing activities:
 Repayment of debt ....................................    (20,000)    (35,655)    (52,131)
 Proceeds from new borrowings .........................         --          --       8,662
 Financing cost of long term debt .....................       (407)       (118)         --
 Proceeds from issuance of common stock, net ..........      1,123         884       1,927
 Purchase of treasury stock ...........................     (5,770)    (10,899)    (10,841)
 Payment of common stock dividends ....................     (1,406)     (1,766)     (1,441)
 Payment of minority interest dividends ...............       (207)        (94)         --
                                                          --------    --------    --------
Net cash used by financing activities .................    (26,667)    (47,648)    (53,824)
                                                          --------    --------    --------

Effect of exchange rate changes on cash ...............        277         194         (87)
                                                          --------    --------    --------

(Decrease)/increase in cash and cash equivalents ......       (660)      4,185       1,072
                                                          --------    --------    --------

Cash and cash equivalents at beginning of year ........     12,966       8,781       7,709
                                                          --------    --------    --------

Cash and cash equivalents at end of year ..............   $ 12,306    $ 12,966    $  8,781
                                                          ========    ========    ========

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)

                                               2004        2003        2002
                                               ----        ----        ----

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid (received) during the year for:

   Interest paid, net ....................   $  1,405    $  4,478    $  7,277

   Income taxes paid (refunded), net .....   $    623    $ (3,737)   $ 26,650

SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquired business:
   Estimated fair value of assets acquired   $ 10,980    $     --    $     --
   Identifiable intangible assets ........      3,936          --          --
   Cash paid, net of cash acquired .......    (12,116)         --          --
                                             --------    --------    --------
   Liabilities ...........................   $  2,800    $     --    $     --
                                             ========    ========    ========

Dividends declared but not paid ..........   $     --    $     --    $    358

Annual retainer to Board of Directors paid
  by the issuance of common stock ........   $    183    $    171    $    185

Decrease in property, plant and equipment
  acquisitions in accounts payable .......   $   (368)   $   (789)   $ (4,539)

Note received as part of fixed asset sale    $     --    $  2,000    $     --

Fair market value of treasury stock issued
  to pension plans .......................   $     --    $  3,218    $     --


                See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         for the years ended January 31,
                             (Dollars in thousands)

                                                            2004      2003      2002
                                                            ----      ----      ----
Net income ............................................   $14,891   $19,292   $ 36,074

Other comprehensive income (loss), net of tax:

   Cumulative effect of accounting change .............        --        --       (103)

   Net unrealized gain (loss) on derivative instruments       246        12     (1,047)

   Foreign currency translation adjustments ...........     2,132     3,926       (676)
                                                          -------   -------   --------

Total comprehensive income ............................   $17,269   $23,230   $ 34,248
                                                          =======   =======   ========

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

      The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied") (the "Acquisition"). The Company's reportable business segments consist of the Dynasty Division, the Powercom Division, the Power Electronics Division and the Motive Power Division. Effective February 1, 2004, the Company combined the Dynasty and Powercom divisions into the Standby Power Division. (See Note 15.)

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

      Foreign Currency Translation:

      Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in other expenses, net. Gains and losses on foreign currency translation are included in Other Comprehensive Income.

      Derivative Financial Instruments:

      On February 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity as accumulated other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of February 1, 2001, the adoption of the standard resulted in a net-of-tax cumulative effect decrease of $103 recorded in accumulated other comprehensive income.

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

      Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $4,921 and $4,501 at January 31, 2004 and 2003, respectively.

      Revenue Recognition:

      The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Amounts charged to customers for shipping and handling are classified as revenue. The Company accounts for sales rebates as a reduction in revenue at the time revenue is recorded.

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

      Goodwill:

      On February 1, 2002, the Company completed the adoption of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. Through January 31, 2002, goodwill had been amortized over 20 to 40 years. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. The

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company completed the initial goodwill impairment review as of the beginning of fiscal 2003 and concluded that no impairment of goodwill existed at that time. The Company completed the annual impairment review during the fourth quarter of fiscal 2003 and recorded an impairment of $496 included in selling, general and administrative expenses, which represented all of the goodwill in the Motive Power Division. No impairment to goodwill existed in any of the other divisions as of January 31, 2003. The Company completed the annual impairment review during the fourth quarter of fiscal 2004 and found that no impairment existed as of January 31, 2004.

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

      A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce-in-place amortization, net of the related income tax effect, is as follows:

                                            Year ended January 31,
                                         ----------------------------
                                          2004       2003       2002
                                          ----       ----       ----

Reported net income .................    $14,891    $19,292    $36,074
Goodwill amortization, net of tax ...         --         --      3,995
                                         -------    -------    -------
Adjusted net income .................    $14,891    $19,292    $40,069
                                         =======    =======    =======

Reported net income per
  common share - basic ..............    $  0.58    $  0.75    $  1.38
Goodwill amortization, net of tax ...         --         --       0.15
                                         -------    -------    -------
Adjusted net income per
  common share - basic ..............    $  0.58    $  0.75    $  1.53
                                         =======    =======    =======

Reported net income per
  common share - diluted ............    $  0.58    $  0.74    $  1.35
Goodwill amortization, net of tax ...         --         --       0.15
                                         -------    -------    -------
Adjusted net income per
  common share - diluted ............    $  0.58    $  0.74    $  1.50
                                         =======    =======    =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Other Current Liabilities:

      Accrued worker's compensation insurance of $3,266 and $3,126 is included in other current liabilities as of January 31, 2004 and 2003, respectively.

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

      Net Income Per Share:

      Net income per common share for the fiscal years ended January 31, 2004, 2003 and 2002 is based on the weighted average number of shares of Common Stock outstanding. Net income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:

                                             January 31,
                                   ------------------------------
                                   2004         2003         2002
                                   ----         ----         ----
Weighted average
 shares of common stock
 outstanding ................   25,536,628   25,818,024   26,153,715
Assumed conversion of
 stock options, net of shares
 assumed reacquired .........      195,333      207,155      534,296
                                ----------   ----------   ----------
Weighted average common
 shares - diluted ...........   25,731,961   26,025,179   26,688,011
                                ==========   ==========   ==========

      During the years ended January 31, 2004, 2003 and 2002, the Company had 1,001,762, 1,176,034, and 112,308, respectively, outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These stock options could be dilutive in the future.

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

      If the Company had elected to recognize compensation cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and net income per common share would have approximated the pro forma amounts shown below:

                                                                2004        2003        2002
                                                                ----        ----        ----
Net income - as reported .................................    $ 14,891    $ 19,292    $ 36,074
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .............................       3,382       4,259       4,489
                                                              --------    --------    --------
Net income - pro forma ...................................    $ 11,509    $ 15,033    $ 31,585
                                                              ========    ========    ========
Net income per common share - basic - as reported ........    $   0.58    $   0.75    $   1.38
Net income per common share - basic - pro forma ..........    $   0.45    $   0.58    $   1.21
Net income per common share - diluted - as reported ......    $   0.58    $   0.74    $   1.35
Net income per common share - diluted - pro forma ........    $   0.45    $   0.58    $   1.18
Weighted average fair value of options
  granted during the year ................................    $   7.79    $   9.30    $  15.06

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

                                       2004           2003           2002
                                       ----           ----           ----

Risk-free interest rate .........      2.80%          4.42%          4.84%
Expected dividend yield .........      0.34%          0.27%          0.17%
Expected volatility factor ......      0.537          0.477          0.448
Weighted average expected life...      5.00 years     5.00 years     5.00 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

      New Accounting Pronouncements:

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively.

      The provisions of SFAS No. 149 relate to SFAS No. 133 implementation issues that have been effective for fiscal year quarters that began prior to June 15, 2003 and should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. SFAS No. 149 had no significant impact at the point of adoption on the Company's consolidated statements of income or financial position.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003),"Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. The Company has complied with these revised disclosure requirements. (See Note 13)

2. ACQUISITION

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

      The Company funded the foregoing transaction with the Company's working capital funds, and its existing credit agreement. Additionally, $2,800 of the cost of the technology agreement is due in October 2004 and is recorded in other current liabilities in the consolidated balance sheet as of January 31, 2004.

      The allocation of the purchase price resulted in identifiable intangible assets of $3,936, which are being amortized on a straight-line basis over ten years. For reporting purposes, this acquisition is included in the Powercom Division.

      The following unaudited pro forma financial information combines the consolidated results of operations as if the foregoing transaction had occurred as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable. The pro forma adjustments contained in the table below include amortization of intangibles, depreciation adjustments due to the write-down of property, plant and equipment to estimated fair value, interest expense on the acquisition debt and related income tax effects.

                                                               (Unaudited)
                                                               January 31,
                                                                   2003
                                                                   ----
    Net Sales .............................................    $   337,326
    Net Income ............................................    $     8,529
    Net Income per common share - basic ...................    $      0.33
    Net Income per common share - diluted .................    $      0.33

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

2. ACQUISITION (continued)

      The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of February 1, 2002, nor is such information indicative of future operating results.

      Pro forma amounts are not presented for the year ended January 31, 2004 as the acquisition did not have any material effect on the Company's results of operations or financial condition due to the insignificant level of operations during the approximately eight month period ended September 25, 2003 at the Reynosa facility.

3. GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

      Goodwill:

      During the years ended January 31, 2004 and 2003, no goodwill was acquired. Goodwill by operating segment was adjusted as follows:

                                                                   Power       Motive
                                        Dynasty     Powercom    Electronics     Power          Total
                                        -------     --------    -----------     -----          -----
Goodwill, January 31, 2002 .......      $57,939      $ 1,376      $47,551      $   493       $ 107,359
Assembled workforce reclassified .           --           --          879           --             879
Effect of exchange rate changes on
 goodwill ........................          192            7        7,031            3           7,233
Impairment of goodwill ...........           --           --           --         (496)           (496)
                                        -------      -------      -------      -------       ---------
Goodwill, January 31, 2003 .......      $58,131      $ 1,383      $55,461           --       $ 114,975
Effect of exchange rate changes on
 goodwill ........................          148           --        5,292           --           5,440
                                        -------      -------      -------      -------       ---------
Goodwill, January 31, 2004 .......      $58,279      $ 1,383      $60,753      $    --       $ 120,415
                                        =======      =======      =======      =======       =========

      Identified Intangible Assets:

      During the year ended January 31, 2004, no acquisition-related intangibles were impaired. The Company acquired $3,936 of intellectual property in the Reynosa acquisition. Identified intangible assets as of January 31, 2004 consisted of the following:

                                 Gross     Accumulated
                                 Assets    Amortization      Net
                                 ------    ------------      ---

Trade names ..............      $17,840      $(4,386)      $13,454
Intellectual property ....       10,269       (4,737)        5,532
Other ....................        2,045         (797)        1,248
                                -------      -------       -------

Total intangible assets ..      $30,154      $(9,920)      $20,234
                                =======      =======       =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

3. GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (continued)

      During the year ended January 31, 2003, no acquisition-related intangible assets were acquired or impaired. Identified intangible assets as of January 31, 2003 consisted of the following:

                                 Gross      Accumulated
                                 Assets    Amortization      Net
                                 ------    ------------      ---

Trade names ..............      $17,840      $(3,494)      $14,346
Intellectual property ....        7,805       (5,516)        2,289
Other ....................        2,405         (989)        1,416
                                -------      -------       -------

Total intangible assets ..      $28,050      $(9,999)      $18,051
                                =======      =======       =======

      Based on intangibles recorded at January 31, 2004, the annual amortization expense is expected to be as follows (assuming current exchange rates):

                              2005       2006        2007      2008       2009
                              ----       ----        ----      ----       ----

Trade names ...........      $  892     $  892      $  892    $  892     $  892
Intellectual property .         647        595         419       358        306
Other .................          77         74          33        27         27
                             ------     ------      ------    ------     ------

Total intangible assets      $1,616     $1,561      $1,344    $1,277     $1,225
                             ======     ======      ======    ======     ======

      Amortization of identified intangibles was $2,031, $1,922 and $1,867 for the years ended January 31, 2004, 2003 and 2002.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

4. INVENTORIES

      Inventories consisted of the following:

                                         January 31,
                                      -----------------
                                      2004         2003
                                      ----         ----

Raw materials ................      $17,961      $17,833
Work-in-process ..............       10,667       10,379
Finished goods ...............       18,547       19,693
                                    -------      -------
                                    $47,175      $47,905
                                    =======      =======

      If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $51,214 and $49,957 as of January 31, 2004 and 2003, respectively. During the years ended January 31, 2004 and 2003, inventory quantities were reduced resulting in the liquidation of certain LIFO inventory layers carried at cost, which were lower than the cost of current purchases. The effect of these reductions in 2004 and 2003 was to decrease the cost of sales by approximately $32 and $564, and to increase net income by $20 and $355 or less than $0.01 and $0.01 per share, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

                                                January 31,
                                            ------------------
                                             2004        2003
                                             ----        ----

Land ..................................    $  3,637    $  1,970
Buildings and improvements ............      49,657      41,988
Furniture, fixtures and equipment .....     193,313     192,440
Construction in progress ..............       5,892       7,404
                                           --------    --------
                                            252,499     243,802

Less:
    Accumulated depreciation ..........     147,700     131,644
                                           --------    --------
                                           $104,799    $112,158
                                           ========    ========

      For the years ended January 31, 2004, 2003 and 2002, depreciation charged to operations amounted to $20,395, $21,050 and $20,962; maintenance and repair costs expensed totaled $10,367, $10,075 and $13,256; and capitalized interest amounted to $82, $135 and $404, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6. DEBT

            Debt consisted of the following:

                                                                                                  January 31,
                                                                                             ----------------------
                                                                                               2004         2003
                                                                                               ----         ----
Term loan, $100,000 facility; bearing interest at Prime or LIBOR plus .75% on January
31, 2003 (effective rate on a weighted average basis, 2.10% as of January 31, 2003)
net of unamortized debt acquisition costs of $81 .......................................      $    --      $18,669

Revolving credit facility; maximum commitment of $100,000 and $120,000 at
January 31, 2004 and 2003 bearing interest of Prime or LIBOR plus 1% and Prime or LIBOR plus .75%, respectively (effective rate on a weighted average basis,
2.14% as of January
31, 2004 and 2.12% as of January 31, 2003) .............................................       19,620       21,250
                                                                                              -------      -------
                                                                                               19,620       39,919
        Less current portion ...........................................................           --       14,062
                                                                                              -------      -------
                                                                                              $19,620      $25,857
                                                                                              =======      =======

      On March 1, 1999, the Company obtained a fully syndicated senior unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The term loan was paid in full on April 29, 2003. The revolving credit agreement, which had a termination date of March 1, 2004, was replaced and fully substituted by an amended and restated credit agreement on November 20, 2003. At the Company's request, the amended credit agreement extended the maturity date to November 20, 2006 and the total availability under the revolver was reduced from $120,000 to $100,000. The available interest rates were changed to Prime to Prime plus .50%, or LIBOR plus 1.00% to LIBOR plus 2.00%, depending on a certain leverage ratio. The previous agreement provided available interest rates between Prime to Prime plus .25%, or LIBOR plus .75% to LIBOR plus 1.50%, depending on a certain leverage ratio. The amended agreement requires the Company to pay a fee of .25% to .50% per annum on any unused portion of the revolver, depending on the Company's leverage ratio. Prior to the amendment, this fee was between .20% and .30%. During the years ended January 31, 2004 and January 31, 2003, the average fee paid was .21% and .20%, respectively.

      The amended and restated revolving credit agreement includes a letter of credit facility, which was reduced to $15,000 from $30,000 and of which $11,842 and $26,479 were available as of January 31, 2004 and 2003, respectively. The revolver includes a swingline loan facility not to exceed $10,000.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6. DEBT (continued)

      These credit agreements contain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios, as well as minimum consolidated net worth. These restrictive covenants permit the Company to pay dividends so long as there are no defaults under these credit agreements. The purpose of the facility is to provide for normal working capital and fund possible strategic acquisitions. The Company was in compliance with its loan agreement covenants at January 31, 2004 and 2003, respectively.

      The maximum aggregate amounts of loans outstanding under the term loan and revolving credit facility, were $43,500, $72,650, and $141,100 during the years ended January 31, 2004, 2003 and 2002, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $28,737, $53,425, and $95,980 at a weighted average interest rate of 2.00%, 2.60%, and 4.97% respectively.

      The Company has a $500 letter of credit facility with another financial institution that does not reduce the Company's availability under its revolving credit agreement.

      The Company also has an uncommitted multi-currency overdraft facility. This is a senior unsecured demand loan facility, which was originally in the amount of 22 million British Pounds. This senior facility was reduced to 750 thousand British Pounds at the request of the Company in September 2002. There was no balance on this facility during fiscal 2004 and the maximum amount outstanding under this facility was 6.1 million British Pounds and 19.5 million British Pounds during the years ended 2003 and 2002, respectively. The outstanding loans under this agreement computed on a monthly average basis averaged 3.4 million British Pounds and 13.6 million British Pounds at a weighted average interest rate of 5.05% and 5.81% for the years ended 2003 and 2002, respectively.

      As of January 31, 2004, the required minimum annual principal reduction of long-term debt for each of the next five fiscal years is as follows:

            2005 ...................................     $    --
            2006 ...................................      19,620
            2007 ...................................          --
            2008 ...................................          --
            2009 and thereafter.....................          --
                                                         -------
                                                         $19,620
                                                         =======

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

      A summary of stock option activity related to the Company's plans is as follows:

                                  Beginning       Granted       Exercised      Canceled        Ending
                                   Balance        During         During         During         Balance
                                 Outstanding       Year           Year           Year        Outstanding    Exercisable
                                 -----------       ----           ----           ----        -----------    -----------
Year ended
  January 31, 2004
  Number of shares ..........      2,501,374        616,297         83,102        293,063      2,741,506      1,703,513
Weighted average option
  price per share ...........         $23.02         $16.32         $13.52         $26.10         $21.47         $22.29

Year ended
  January 31, 2003
  Number of shares ..........      2,155,288        597,725         70,334        181,305      2,501,374      1,461,838
Weighted average option
   price per share ..........         $23.84         $20.20         $12.56         $27.49         $23.02         $21.24

Year ended
  January 31, 2002
  Number of shares ..........      1,712,815        689,680        147,900         99,307      2,155,288      1,005,149
Weighted average option
   price per share ..........         $19.62         $33.42         $13.84         $32.55         $23.84         $17.81

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

7. STOCKHOLDERS' EQUITY (continued)

      There were 2,004,642 and 2,340,718 shares available for future grants of options under the Company's stock option plans as of January 31, 2004 and 2003, respectively. The following table summarizes information about the stock options outstanding at January 31, 2004:

                              Options Outstanding                  Options Exercisable
                   -----------------------------------------    --------------------------

                                    Weighted-
                                    Average       Weighted-                    Weighted-
                                   Remaining       Average                      Average
    Range of         Number       Contractual     Exercise       Number        Exercise
Exercise Prices    Outstanding       Life           Price      Exercisable       Price
---------------    -----------    -----------    -----------   -----------    -----------
 $6.00 -  $8.63        102,000     2.8 years        $ 6.26        102,000         $ 6.26

$11.47 - $17.16        865,994     7.7 years        $15.13        308,260         $12.77

$18.34 - $26.76      1,297,246     6.9 years        $20.90        945,488         $21.02

$35.00 - $37.28        407,650     7.1 years        $35.06        279,149         $35.08

$48.44 - $55.94         68,616     6.5 years        $54.26         68,616         $54.26
                    ----------                                -----------

 $6.00 - $55.94      2,741,506     7.0 years        $21.47      1,703,513         $22.29
                    ==========                                ===========

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8. INCOME TAXES

      The provisions for income taxes as shown in the accompanying consolidated statements of income consisted of the following:

                                                    January 31,
                                          -----------------------------
                                          2004         2003        2002
                                          ----         ----        ----

Current:
         Federal ...................    $  6,261     $    330     $15,974
         State .....................         308         (982)      1,492
         Foreign ...................         574        1,901       1,137
         Foreign sales corporation .          --           --         137
                                        --------     --------     -------
                                        $  7,143     $  1,249     $18,740
                                        ========     ========     =======

Deferred:
         Federal ...................    $  1,701     $  7,983     $ 3,160
         State .....................          79          182         344
         Foreign ...................        (128)          --          --
                                        --------     --------     -------
                                           1,652        8,165       3,504
                                        --------     --------     -------
                                        $  8,795     $  9,414     $22,244
                                        ========     ========     =======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8. INCOME TAXES (continued)

      The components of the deferred tax asset and liability as of January 31, 2004 and 2003 were as follows:

                                                        2004         2003
                                                        ----         ----
Deferred tax asset:
         Vacation and compensation accruals ......    $  4,044     $  4,080
         Bad debt, inventory and return allowances       3,752        4,039
         Warranty reserves .......................       3,668        3,995
         Postretirement benefits .................       1,282        1,151
         State net operating losses ..............         754          778
         Derivatives .............................         594          759
         Foreign tax credits .....................         802          716
         Environmental reserves ..................         994          714
         Other accruals ..........................         873        1,410
                                                      --------     --------
         Total deferred tax asset ................      16,763       17,642
                                                      --------     --------
Deferred tax liability:
         Depreciation and amortization ...........     (13,246)     (12,735)
         Pension obligation ......................      (5,893)      (5,754)
         Cumulative translation adjustment .......      (2,715)      (1,275)
         Unrepatriated earnings ..................        (825)        (223)
                                                      --------     --------
         Total deferred tax liability ............     (22,679)     (19,987)
                                                      --------     --------
         Valuation allowance* ....................      (1,097)          --
                                                      --------     --------
         Net deferred tax liability ..............    $ (7,013)    $ (2,345)
                                                      ========     ========

* The balance in the deferred tax liability for unrepatriated earnings is net of a deferred tax asset of $683 related to U.S. foreign tax credits for unremitted earnings of a controlled foreign subsidiary, and $414 that represents the Company's remaining tax basis in a wholly owned foreign subsidiary whose operations have ceased. The Company believes that these assets will not be realized and, therefore, a valuation allowance of $1,097 has been recorded related to those items.

      Realization of the Company's other deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8. INCOME TAXES (continued)

      Reconciliations of the provisions for income taxes at the U.S. statutory rate to the effective tax rates for the years ended January 31, 2004, 2003 and 2002, respectively, are as follows:

                                                           January 31,
                                                 -----------------------------
                                                  2004        2003       2002
                                                  ----        ----       ----

U.S. statutory income tax ....................   $8,319     $10,079    $20,872
State tax, net of federal income tax benefit .      317         258      1,314
Resolution of state tax audits ...............       --      (1,100)        --
Tax effect of foreign operations .............       69         256         26
Research and development tax credit benefit ..       --          --        (61)
Foreign sales corporation ....................       --          --       (257)
Other ........................................       90         (79)       350
                                                 ------     -------    -------
                                                 $8,795     $ 9,414    $22,244
                                                 ======     =======    =======

9. COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2004, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

                2005..........................               $ 3,299
                2006..........................                 2,804
                2007..........................                 2,570
                2008..........................                 2,420
                2009..........................                 2,038
                Thereafter...................                  6,668
                                                             -------
                                                             $19,799
                                                             =======

      Total rent expense for all operating leases for the years ended January 31, 2004, 2003 and 2002 was $3,700, $3,903 and $4,496, respectively.

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

      In March 2003, the Company was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act by virtue of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986 that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

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

      The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc., which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties are attempting to resolve the matter through mediation, failing which C&D intends to aggressively pursue all available legal remedies. Should the parties fail to reach a mediated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

      The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Dynasty Division facility in Milwaukee, Wisconsin. The majority of the on-site portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement.

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

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of January 31, 2004, accrued environmental reserves totaled $2,525, consisting of $2,223 in other current liabilities and $302 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

      (C) Purchase Commitments:

      Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. No significant purchase commitments existed at January 31, 2004 and none are expected to exceed usage requirements.

10. MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2004, 2003 and 2002.

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

      The estimated fair values of the Company's financial instruments at January 31, 2004 and 2003 were as follows:

                                              2004                      2003
                                      -----------------------   -----------------------
                                      Carrying                  Carrying
                                       Amount      Fair Value    Amount      Fair Value
                                       ------      ----------    ------      ----------
      Cash and cash equivalents ..      $12,306      $12,306      $12,966      $12,966

      Debt (excluding capital
        lease obligations) .......      $19,620      $19,620      $39,919      $39,919

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The Company applies hedge accounting in accordance with SFAS No. 133, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(923) and $(258) as of January 31, 2004 and 2003. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive income. When earnings are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to earnings. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in earnings each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in other expense, net each period.

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

      The Company does not use derivatives for speculative purposes, nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The following table includes all interest rate swaps as of January 31, 2004 and 2003. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive income.

                                                         Fixed         Variable            Fair               Fair
                                                       Interest        Interest            Value             Value
  Notional          Origination         Maturity         Rate            Rate               at                 at
   Amount              Date               Date           Paid          Received          01/31/04           01/31/03
--------------   ------------------   -------------   ------------   --------------   ----------------   ---------------
    20,000           02/05/01           03/01/03         5.24%           LIBOR            $    --            $   (66)
    20,000           04/11/01           04/11/06         5.56%           LIBOR             (1,486)            (1,832)
                                                                                          -------            -------
                                                                                          $(1,486)           $(1,898)
                                                                                          =======            =======

      Based on the fair value of the interest rate swap as of January 31, 2004 and the maturity dates of this swap, the Company expects to reclassify a net of tax loss of approximately $526 of the amount from accumulated other comprehensive income to interest expense in the next 12 months.

      The Company had foreign exchange contracts on hand for delivery of Canadian Dollars in the amount of $2,248 and $2,629 as of January 31, 2004 and January 31, 2003, respectively.

      The Company had foreign exchange contracts on hand for delivery of Euros in the amount of $735 and $646 as of January 31, 2004 and January 31, 2003, respectively.

      The Company had foreign exchange contracts on hand for the delivery of British Pounds in the amount of $22,751 and $23,884 as of January 31, 2004 and January 31, 2003, respectively.

      The Company had a foreign exchange contract on hand for the delivery of Mexican Pesos in the amount of $806 as of January 31, 2004.

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

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

13. EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2004 and 2003 and a statement of the funded status as of January 31, 2004 and 2003. The measurement dates are December 31, 2003 and 2002.

                                                        Pension                Postretirement
                                                        Benefits                  Benefits
                                                  ---------------------     ---------------------
                                                    2004         2003         2004         2003
                                                    ----         ----         ----         ----
Change in benefit obligation:
  Benefit obligation at beginning of year ....    $ 57,460     $ 49,532     $  4,067     $  3,486
    Service cost .............................       1,513        1,573          172          152
    Interest cost ............................       3,823        3,750          252          269
    Plan amendments ..........................          --           50           --           --
    Settlement loss ..........................          --          115           --           --
    Actuarial loss ...........................       6,297        5,328           36          405
    Benefits paid ............................      (2,719)      (2,888)        (205)        (245)
                                                  --------     --------     --------     --------
 Benefit obligation at end of year ...........    $ 66,374     $ 57,460     $  4,322     $  4,067
                                                  ========     ========     ========     ========

Change in plan assets:
Fair value of plan assets at beginning of year    $ 49,694     $ 41,300           --           --
    Actual return on plan assets .............       8,725       (5,889)          --           --
    Employer contributions ...................       2,976       17,171          205          245
    Benefits paid ............................      (2,719)      (2,888)        (205)        (245)
                                                  --------     --------     --------     --------
 Fair value of plan assets at end of year ....    $ 58,676     $ 49,694     $     --     $     --
                                                  ========     ========     ========     ========

Reconciliation of funded status:
 Funded status ...............................    $ (7,698)    $ (7,766)    $ (4,322)    $ (4,067)
 Unrecognized actuarial loss .................      22,523       22,237          410          371
 Unrecognized prior service cost .............         143          162          655          770
                                                  --------     --------     --------     --------
 Net amount recognized
    at measurement date and end of fiscal year    $ 14,968     $ 14,633     $ (3,257)    $ (2,926)
                                                  ========     ========     ========     ========

Amounts recognized in the statement of
financial position consist of:
Prepaid pension cost .........................    $ 18,583     $ 18,051           --           --
Accrued benefit liability ....................    $ (3,615)    $ (3,418)    $ (3,257)    $ (2,926)
                                                  --------     --------     --------     --------
Net amount recognized at end of fiscal year* .    $ 14,968     $ 14,633     $ (3,257)    $ (2,926)
                                                  ========     ========     ========     ========

* Prepaid pension cost is included in intangible and other assets, net and the accrued benefit liability is included in other liabilities.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

13. EMPLOYEE BENEFIT PLANS (continued)

                                                                                            Postretirement
                                                     Pension Benefits                           Benefits
                                             ---------------------------------      --------------------------------
                                              2004         2003         2002         2004         2003        2002
                                              ----         ----         ----         ----         ----        ----
Components of net periodic
    benefit cost:
 Service cost ...........................    $ 1,513      $ 1,573      $ 2,404      $   172      $   152     $   149
 Interest cost ..........................      3,823        3,750        3,565          252          269         255
 Expected return on plan assets .........     (4,122)      (3,618)      (3,624)          --           --          --
 Amortization of prior service costs ....         19           20           15          115          115         115
 Recognized actuarial loss/(gain) .......      1,409          443           79           (3)          --          --
 Settlement loss ........................         --          241           --           --           --          --
                                             -------      -------      -------      -------      -------     -------
     Net periodic benefit cost ..........    $ 2,642      $ 2,409      $ 2,439      $   536      $   536     $   519
                                             =======      =======      =======      =======      =======     =======

Weighted-average assumptions
     used to determine benefit obligation
       as of January 31*:
 Discount rate ..........................       6.00%        7.00%        7.50%        6.00%        7.00%       7.50%
 Rate of compensation increase*** .......  4.00-4.95%   4.00-4.95%   4.00-5.03%         N/A          N/A         N/A

Weighted-average assumptions used
     to determine net cost for the
       periods ended January 31**:
 Discount rate ..........................       7.00%        7.50%        7.75%        7.00%        7.50%       7.75%
 Expected long-term rate of
     return on plan assets ..............       8.50%        9.00%        9.00%         N/A          N/A         N/A
 Rate of compensation increase*** .......  4.00-4.95%   4.00-5.03%   4.00-5.03%         N/A          N/A         N/A

*     Determined as of the end of the year.

**    Determined as of the beginning of the year.

*** Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

      To develop the expected long-term rate of return on plan assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 8.5% expected long-term rate of return on plan assets assumption.

      The Company sponsors two postretirement benefit plans for certain employees; the Company contributions to one of them are fixed so there is no material trend rate assumption. The other plan has a cap on benefits in place. The impact of a change in the assumed health care cost trend rate is immaterial as the per capita claims cost is nearing the cap as of the measurement date of December 31, 2003.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

13. EMPLOYEE BENEFIT PLANS (continued)

      The accumulated benefit obligation of the pension plans was $60,056 and $50,698 for fiscal 2004 and 2003, respectively.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6,442, $4,815 and $2,863, respectively, for fiscal 2004 and $4,660, $3,515 and $2,178, respectively for fiscal 2003.

      The pension plans have the following asset allocations, as of their measurement dates:

                                             Actual Percentage of
                                               Plan Assets at
                                                December 31,
   Asset Category                             2003         2002
                                              ----         ----
   Equity Securities - Domestic .........     61.50%     47.60%
   Equity Securities - International ....     11.20%      6.50%
                                             ------     ------
        Total ...........................     72.70%     54.10%

   Debt Securities ......................     22.20%     16.90%
   Other ................................      5.10%     29.00%
                                             ------     ------
       Total ............................    100.00%    100.00%
                                             ======     ======

The Pension Plans' investment policy includes the following asset guidelines:

   Asset Allocation Policy Guidelines

   Asset Class                                                  Policy Target
   -----------                                                  -------------
   Fixed Income........................................            30.00%
   Domestic Equity.....................................            60.00%
   International Equity................................            10.00%

      The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets. Equity securities - Domestic include Company common stock in the amounts of $5,089 (8.7% of total plan assets) and $4,691 (9.5% of total plan assets) at December 31, 2003 and 2002, respectively.

      Assuming that the actual return on plan assets is consistent with the expected rate of 8.5% in fiscal 2005, and that interest rates remain constant, the Company would not be required to make any contributions to its pension plans for fiscal 2005. The Company expects to make a discretionary contribution of approximately $1,100 to one of its pension plans. The Company also expects to make contributions totaling approximately $215 to the two Company sponsored postretirement benefit plans.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

13. EMPLOYEE BENEFIT PLANS (continued)

      In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

            Fixed income investments are oriented toward investment grade securities rated "Baa" or higher. They are diversified among individual securities and sectors. The average maturity is similar to that of the broad U.S. bond market.

            Equity investments are diversified among individual securities, industries and economic sectors. International equity investments are also diversified by country. Most securities held are issued by companies with large market capitalizations. Investment in the Company's stock is permissible up to a maximum of 10% at the time of investment.

      (B) Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's contribution was $2,174, $1,610 and $2,096 for the years ended January 31, 2004, 2003 and 2002, respectively.

      (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $581, $605 and $480 for the years ended January 31, 2004, 2003 and 2002, respectively. The liability for these plans was $2,981 and $2,525 as of January 31, 2004 and 2003, respectively, and was included in other liabilities.

      (D) The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with generally accepted accounting principles for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2004 and 2003 the liability for the Company's Deferred Compensation Plan was $935 and $526, respectively, and was included in other liabilities.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

14. QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2004 and 2003 follow:

                                          First     Second     Third    Fourth
                                         Quarter    Quarter   Quarter   Quarter
                                         -------    -------   -------   -------
For the year ended January 31, 2004:

Net sales .............................  $77,368    $81,364   $84,870   $81,222
Gross profit ..........................   16,992     19,078    19,656    20,953
Operating income ......................    5,411      6,219     7,201     7,847
Net income ............................    2,822      3,580     4,203     4,286
Net income per common share - basic ...     0.11       0.14      0.16      0.17
Net income per common share - diluted .     0.11       0.14      0.16      0.17

                                          First     Second     Third    Fourth
                                         Quarter    Quarter   Quarter   Quarter
                                         -------    -------   -------   -------
For the year ended January 31, 2003:

Net sales .............................  $84,062    $84,292   $87,637   $79,754
Gross profit ..........................   18,646     20,202    20,808    19,043
Operating income ......................    7,475      8,626     9,392     8,561
Net income ............................    4,124      4,704     5,128     5,336
Net income per common share - basic ...     0.16       0.18      0.20      0.21
Net income per common share - diluted .     0.16       0.18      0.20      0.21

      The results for the fourth quarter of fiscal 2003 reflect pre-tax charges of $1,813 for the re-organization of certain manufacturing locations in the Power Electronics Division, the write-off of $496 of goodwill in the Motive Power Division, the recognition of a $1,610 gain on the sale of the Company's Conshohocken, Pennsylvania metal fabrication facility and the reduction of the effective tax rate to 19.3% for the quarter, reflecting resolution of state tax audits.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (Dollars in thousands, except per share data)

                                    --------

15. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

      The Company has the following four reportable business segments:

      The Dynasty Division manufactures and markets industrial batteries primarily for the uninterruptible power supply, telecommunications and cable markets. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network backup for use during power outages.

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

      Summarized financial information related to the Company's business segments for the years ended January 31, 2004, 2003 and 2002 is shown below:

                                                                 Power          Motive
                                    Dynasty       Powercom    Electronics       Power
                                    Division      Division      Division       Division     Consolidated
                                    --------      --------      --------       --------     ------------
Year ended January 31, 2004:

Net sales .....................      $106,959      $125,728      $39,080        $53,057       $324,824
Operating income (loss) .......      $ 16,852      $ 13,428      $ 1,109        $(4,711)      $ 26,678

Year ended January 31, 2003:

Net sales .....................      $ 89,883      $144,478      $46,840        $54,544       $335,745
Operating income (loss) .......      $ 13,499      $ 25,495      $   (52)       $(4,888)      $ 34,054

Year ended January 31, 2002:

Net sales .....................      $112,794      $234,802      $63,155        $60,890       $471,641
Operating income (loss) .......      $ 17,401      $ 57,303      $(5,963)       $(1,167)      $ 67,574

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

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2004, 2003 and 2002 and for each of the years then ended is shown below:

                                       2004        2003        2002
                                       ----        ----        ----

      Net sales
          United States .........    $268,149    $275,268    $375,283
          Other countries .......      56,675      60,477      96,358
                                     --------    --------    --------
          Consolidated totals ...    $324,824    $335,745    $471,641
                                     ========    ========    ========

      Long-lived assets
          United States .........    $100,386    $116,447    $116,773
          China .................      11,548      12,961      14,248
          Other countries .......      12,430       3,423       4,288
                                     --------    --------    --------
          Consolidated totals ...    $124,364    $132,831    $135,309
                                     ========    ========    ========

16. WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                          2004         2003
                                          ----         ----
      Balance at beginning of year .     $10,599      $12,349
      Current year provisions ......       7,570        4,673
      Expenditures .................      (8,410)      (6,423)
                                         -------      -------

      Balance at end of year .......     $ 9,759      $10,599
                                         =======      =======

      As of January 31, 2004, accrued warranty obligations of $9,759 include $6,603 in current liabilities and $3,156 in other liabilities. As of January 31, 2003, accrued warranty obligations of $10,599 include $3,804 in other current liabilities and $6,795 in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                    Additions     Additions                     Balance
                                      Balance at     Charged       Charged                        at
                                      Beginning     to Costs &     to Other                     End of
                                      of Period      Expenses      Accounts   Deductions (a)    Period
                                      ---------      --------      --------   --------------    ------
Deducted From Assets

Allowance for doubtful accounts:

Year ended January 31, 2004 ......        $1,906          $ --        $   --        $  430        $1,476
Year ended January 31, 2003 ......         2,278            --            --           372         1,906
Year ended January 31, 2002 ......         4,121           420            --         2,263         2,278

Valuation allowance for deferred tax assets:

Year ended January 31, 2004 ......        $   --          $ --        $1,097        $   --        $1,097
Year ended January 31, 2003 ......            --            --            --            --            --
Year ended January 31, 2002 ......            --            --            --            --            --

---------

(a) Amounts written-off, net of recoveries and reserve reversals.