Form 10-Q
period 2004-04-30
C&D TECHNOLOGIES INC
filed 2004-06-09
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

     Number of shares of the Registrant's Common Stock outstanding on May 28, 2004: 25,305,962

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           April 30, 2004 and January 31, 2004..................      3

          Consolidated Statements of Income - Three
           Months Ended April 30, 2004 and 2003.................      5

          Consolidated Statements of Cash Flows -
           Three Months Ended April 30, 2004 and 2003...........      6

          Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2004 and 2003...........      7

          Notes to Consolidated Financial Statements............      8

          Report of Independent Registered Public Accounting
           Firm.................................................     16

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     17

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     23

      Item 4 - Controls and Procedures..........................     23

   PART II. OTHER INFORMATION

      Item 2 - Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities..................     24

      Item 4 - Submission of Matters to a Vote of Security
                Holders.........................................     24

      Item 5 - Other Information...............................      25

      Item 6 - Exhibits and Reports on Form 8-K.................     25

   SIGNATURES...................................................     26

   EXHIBIT INDEX................................................     27

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                  (UNAUDITED)

                                                       April 30,     January 31,
                                                         2004           2004
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $ 10,597       $ 12,306
      Accounts receivable, less allowance for
           doubtful accounts of $1,386 and $1,476,
           respectively...........................      52,250         49,838
      Inventories.................................      49,059         47,175
      Deferred income taxes.......................      10,234         10,356
      Other current assets........................       1,581          1,262
                                                       -------        -------
                 Total current assets.............     123,721        120,937

Property, plant and equipment, net................     102,725        104,799
Intangible and other assets, net..................      39,046         39,799
Goodwill..........................................     118,971        120,415
                                                       -------        -------
                 Total assets.....................    $384,463       $385,950
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable............................      22,464         22,246
      Accrued liabilities.........................      19,807         19,495
      Income taxes................................       3,122          3,791
      Other current liabilities...................       9,680         11,400
                                                       -------        -------
                 Total current liabilities........      55,073         56,932

Deferred income taxes ............................      17,476         17,369
Long-term debt....................................      19,661         19,620
Other liabilities.................................      14,530         14,310
                                                       -------        -------
                 Total liabilities................     106,740        108,231





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                  (UNAUDITED)

                                                       April 30,    January 31,
                                                         2004          2004
                                                         ----          ----
Commitments and contingencies

Minority interest.................................       8,066         8,186

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,631,414 and
          28,605,747 shares issued, respectively..         286           286
      Additional paid-in capital..................      70,964        70,619
      Treasury stock, at cost, 3,262,115 and
          3,196,508 shares, respectively..........     (45,566)      (44,481)
      Accumulated other comprehensive
          income..................................       2,469         3,259
      Retained earnings...........................     241,504       239,850
                                                       -------       -------
                 Total stockholders' equity.......     269,657       269,533
                                                       -------       -------
                 Total liabilities and
                   stockholders' equity...........    $384,463      $385,950
                                                       =======       =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                              Three months ended
                                                   April 30,
                                               2004        2003
                                               ----        ----

Net sales............................         $85,805     $77,368
Cost of sales........................          69,264      60,376
                                               ------      ------
    Gross profit.....................          16,541      16,992

Selling, general and
    administrative expenses..........          10,034       9,170
Research and development
    expenses.........................           2,669       2,411
                                               ------      ------
    Operating income.................           3,838       5,411

Interest expense, net................             287         446
Other expense, net...................             560         270
                                               ------      ------
    Income before income taxes and
       minority interest.............           2,991       4,695

Provision for income taxes...........           1,107       1,737
                                               ------      ------
    Net income before minority
       interest......................           1,884       2,958

Minority interest....................            (120)        136
                                               ------      ------
    Net income.......................         $ 2,004     $ 2,822
                                               ======      ======

Net income per share - basic.........         $   .08     $   .11
                                               ======      ======

Net income per share - diluted.......         $   .08     $   .11
                                               ======      ======

Dividends per share..................         $.01375     $.01375
                                               ======      ======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                             Three months ended
                                                                  April 30,
                                                              2004       2003*
                                                              ----       ----
Cash flows provided (used) by operating activities:
    Net income...........................................   $  2,004   $  2,822
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................       (120)       136
          Depreciation and amortization..................      5,517      5,812
          Deferred income taxes..........................        -          (39)
          (Gain)loss on disposal of assets...............        (15)        39
          Changes in:
                Accounts receivable......................     (2,623)    (4,464)
                Inventories..............................     (1,990)    (1,124)
                Other current assets.....................       (331)      (256)
                Accounts payable.........................        470      3,061
                Accrued liabilities......................        371       (413)
                Income taxes payable.....................       (612)     3,723
                Other current liabilities................     (1,718)      (123)
                Other liabilities........................        219       (813)
                Other long-term assets...................        252        465
                Deferred income taxes....................        225        (19)
          Other, net.....................................        979        518
                                                             -------    -------
Net cash provided by operating activities................      2,628      9,325
                                                             -------    -------
Cash flows provided (used) by investing activities:
    Acquisition of property, plant and equipment.........     (2,579)    (1,009)
    Proceeds from disposal of property, plant
       and equipment.....................................         54         43
                                                             -------    -------
Net cash used by investing activities....................     (2,525)      (966)
                                                             -------    -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................        -      (18,750)
    Proceeds from new borrowings.........................        -        9,350
    Decrease in book overdrafts..........................       (486)    (2,106)
    Proceeds from issuance of common stock, net..........        302        108
    Purchase of treasury stock...........................     (1,233)    (1,510)
    Payment of common stock dividends....................       (350)      (353)
                                                             -------    -------
Net cash used by financing activities....................     (1,767)   (13,261)
                                                             -------    -------
Effect of exchange rate changes on cash..................        (45)        37
                                                             -------    -------
Decrease in cash and cash equivalents....................     (1,709)    (4,865)

Cash and cash equivalents at beginning
   of period.............................................     12,306     12,966
                                                             -------    -------
Cash and cash equivalents at end of period...............   $ 10,597   $  8,101
                                                             =======    =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Increase (decrease) in property, plant, and
   equipment acquisitions in
   accounts payable......................................   $    415  $    (317)
                                                             =======    =======
* Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                             Three months ended
                                                                  April 30,
                                                             2004         2003
                                                             ----         ----

Net income...............................................   $2,004       $2,822

Other comprehensive income (loss), net of tax:

  Net unrealized gain (loss) on derivative instruments...      183          (29)

  Foreign currency translation adjustments...............     (973)        (874)
                                                             -----        -----
Total comprehensive income...............................   $1,214       $1,919
                                                             =====        =====









        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2004. The January 31, 2004 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of April 30, 2004 and the related consolidated statements of income and comprehensive income for the three-month periods ended April 30, 2004 and 2003 and the related consolidated statements of cash flows for the three-month periods ended April 30, 2004 and 2003. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.


2.   NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." The adoption of SAB No. 104 did not have a material impact on the Company's consolidated results of operations or financial position. SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance.

     In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees" and generally require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

3.  CASH AND CASH EQUIVALENTS

     The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $4,435 and $4,921 at April 30, 2004 and January 31, 2004, respectively.


4.   INVENTORIES

     Inventories consisted of the following:
                                                   April 30,     January 31,
                                                      2004           2004
                                                      ----           ----

         Raw materials............................  $16,429        $17,961
         Work-in-progress.........................   12,229         10,667
         Finished goods...........................   20,401         18,547
                                                     ------         ------
                                                    $49,059        $47,175
                                                     ======         ======


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:
                                                        Three months ended
                                                            April 30,
                                                        2004         2003
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    2.6          0.4
     Tax effect of foreign operations................   (0.3)         0.5
     Other...........................................   (0.3)         1.1
                                                        ----         ----
                                                        37.0%        37.0%
                                                        ====         ====

6.   NET INCOME PER COMMON SHARE

     Net income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended
                                                            April 30,
                                                        2004         2003
                                                        ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,398,868   25,649,652
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       186,257      110,794
                                                     ----------   ----------
Weighted average common
   shares - diluted..............................    25,585,125   25,760,446
                                                     ==========   ==========

     During the three months ended April 30, 2004 and 2003 there were 1,498,541 and 2,559,992 outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


7.   CONTINGENT LIABILITIES

Legal:

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

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company. As a result of the approval of its plan of reorganization for emergence from bankruptcy on April 21, 2004, this liability will be discharged in exchange for common stock of a value equal to a percentage of Exide's total liability, which the Company does not expect to be material.

     The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

     In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. The Company is currently in negotiations with the other PRPs with respect to this site regarding its share of the allocated liability, which the Company expects to be de minimis.

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

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its Standby Power Division facility in Milwaukee, Wisconsin. The majority of the on-site portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement.

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

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of April 30, 2004, accrued environmental reserves totaled $2,583, consisting of $2,256 in other current liabilities and $327 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


8.   OPERATIONS BY INDUSTRY SEGMENT

     Effective February 1, 2004, the Company combined the Dynasty and Powercom divisions into the newly created Standby Power Division. The results of the prior year have been reclassified for comparative purposes.

     The Company has the following three reportable business segments:

     The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies, cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network backup for use during power outages.

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

     Summarized financial information related to the Company's business segments for the three months ended April 30, 2004 and 2003 is shown below:

                                                     Standby        Power        Motive
                                                      Power      Electronics     Power
                                                     Division     Division      Division    Consolidated
                                                     --------    -----------    --------    ------------
Three months ended April 30, 2004:

Net sales................................             $60,890       $11,173      $13,742       $85,805
Operating income (loss)..................             $ 5,392       $   291     $ (1,845)      $ 3,838

Three months ended April 30, 2003:

Net sales................................             $55,452       $ 9,036      $12,880       $77,368
Operating income (loss)..................             $ 7,549       $  (594)     $(1,544)      $ 5,411



                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)

9.   DERIVATIVE INSTRUMENTS

     The following table includes the Company's interest rate swap as of April 30, 2004 and January 31, 2004. This interest rate swap is designated as a cash flow hedge and, therefore, changes in its fair value, net of tax, are recorded in accumulated other comprehensive income.


                                        Fixed     Variable      Fair      Fair
                                       Interest   Interest      Value     Value
Notional      Origination   Maturity     Rate       Rate         At        At
 Amount           Date        Date       Paid     Received     4/30/04   1/31/04
--------      -----------   --------   --------   --------    --------   -------

 $20,000      04/11/01      04/11/06    5.56%     LIBOR       $(1,182)  $(1,486)
                                                               ------    ------
                                                              $(1,182)  $(1,486)
                                                               ======    ======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $445 and $(923) as of April 30, 2004 and January 31, 2004. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

10.   STOCK-BASED COMPENSATION PLANS

     Under ABP No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.


                                                            Three months ended
                                                                April 30,
                                                            2004          2003
                                                            ----          ----

Net income - as reported................................   $2,004        $2,822
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects............      915         1,018
                                                            -----         -----
Net income - pro forma..................................   $1,089        $1,804
                                                            =====         =====
Net income per common share - basic - as reported.......   $ 0.08        $ 0.11
Net income per common share - basic - pro forma.........   $ 0.04        $ 0.07
Net income per common share - diluted - as reported.....   $ 0.08        $ 0.11
Net income per common share - diluted - pro forma.......   $ 0.04        $ 0.07
Weighted average fair value of options
  granted during the period.............................   $ 8.46        $ 7.80

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

11. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                        Three months ended
                                                             April 30,
                                                         2004         2003
                                                         ----         ----

Balance at beginning of period........................ $ 9,759      $10,599
Current period provisions ............................   1,479          899
Expenditures .........................................  (1,585)      (2,237)
                                                        ------       ------
Balance at end of period. ............................ $ 9,653      $ 9,261
                                                        ======       ======


12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Effective  January 31,  2004,  the Company  adopted  SFAS No. 132  (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                                Pension Benefits          Postretirement Benefits
                                                ----------------          -----------------------
                                               Three Months ended            Three months ended
                                                    April 30,                    April 30,
                                               ------------------         -----------------------
                                                2004        2003             2004        2003
---------------------------                     ----        ----             ----        ----
Service Cost                                 $   475     $   378             $ 53        $ 43
Interest Cost                                    970         956               63          63
Expected return on plan assets                (1,213)     (1,031)             -            -
Amortization of prior service cost                 5           5               30          29
Recognized actuarial loss/(gain)                  371         352                3          (1)
                                               -----       -----              ---         ---
Net periodic benefit cost                    $   608     $   660             $149        $134
                                               =====       =====              ===         ===

     Assuming that the actual return on plan assets is consistent with the expected rate of 8.5% in fiscal 2005, and that interest rates remain constant, the Company would not be required to make any contributions to its pension plans for fiscal 2005. The Company expects to make a discretionary contribution of approximately $250 to one of its pension plans. The Company also expects to make contributions totaling approximately $215 to the two Company sponsored postretirement benefit plans.

13.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     With respect to the unaudited financial information of the Company for the three-month periods ended April 30, 2004 and 2003, the Company's Independent Registered Public Accounting Firm, in their report dated May 24, 2004, appearing herein, state that they did not audit and they do not express an opinion on the unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The Independent Registered Public Accounting Firm is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

     We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of April 30, 2004, and the related consolidated statements of income and comprehensive income for each of the three-month periods ended April 30, 2004 and 2003, and the consolidated statement of cash flows for the three month periods ended April 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We  previously  audited  in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated March 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP
May 24, 2004

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

     Within the following discussion, unless otherwise stated, "quarter" and "three-month period", refer to the first quarter of fiscal 2005. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

     Net sales for the first quarter of fiscal 2005 increased $8,437 or 11% to $85,805 from $77,368 in the first quarter of fiscal 2004. This increase resulted primarily from improved customer demand for products of all three divisions. Sales by the Standby Power Division increased $5,438, or 10%, primarily due to increased sales to the UPS and cable market. This revenue growth was partially offset by continued weakness in the telecommunications market. Sales of new products from our recently acquired Reynosa, Mexico facility totaled approximately $1,400 in the quarter, up from approximately $500 in the fourth quarter of fiscal 2004. Sales of the Power Electronics Division increased $2,137, or 24%, mainly due to higher DC to DC converter sales. New product introductions and improvement in the division's end markets continue to have a positive impact on sales growth. Motive Power divisional sales increased $862, or 7% primarily due to higher sales of both batteries and chargers.

     Gross profit for the first quarter of fiscal 2005 decreased $451 or 3% to $16,541 from $16,992 in the prior year, resulting in a decrease in gross margin from 22.0% to 19.3%. Gross profit declined in the Standby Power and Motive Power divisions, primarily as a result of a more than 15 cents per pound increase in our cost of lead. Gross profit in the Power Electronics Division increased primarily due to increased sales and the continued benefits of relocating certain Mexican manufacturing activities to our Guangzhou, China facility, which benefits from lower manufacturing costs.

     Selling, general and administrative expenses for the first quarter of fiscal 2005 increased $864 or 9%. This increase was primarily due to $580 of higher warranty expense, $299 of due diligence costs, higher payroll related costs of $220, partially offset by lower variable selling costs of $308.

     Research and development expenses for the first quarter of fiscal 2005 increased $258 or 11%. As a percentage of sales, research and development expenses were 3.1% of sales in both the first quarters of fiscal 2005 and fiscal 2004.

     Operating income for the first quarter of fiscal 2005 decreased $1,573 or 29% to $3,838 from $5,411 in the comparable quarter of the prior year. This decrease was the result of lower operating income generated by the Standby Power Division, coupled with a higher operating loss in the Motive Power Division, partially offset by operating income generated by the Power Electronics Division in the three-month period ended April 30, 2004 versus an operating loss in the three-month period ended April 30, 2003.

     Interest expense, net, decreased $159 in the first quarter of fiscal 2005, primarily due to lower average debt balances outstanding during the quarter, partially offset by a higher effective interest rate.

     Income tax expense for the first quarter of fiscal 2005 decreased $630 from the comparable period of the prior year as the result of lower income before income taxes. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations. The effective tax rate for both the first quarter of fiscal 2005 and fiscal 2004 was 37.0%.

     Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The joint venture had a net loss in the first quarter of fiscal 2005 versus net income in the first quarter of fiscal 2004.

     As a result of the above, for the first quarter of fiscal 2005, net income decreased $818 or 29% to $2,004 or $0.08 per share - basic and $0.08 per share - diluted.

Future Outlook

     During the second quarter of fiscal 2005, we will continue the transition of our Standby Power HD line and our Motive Power V-Line operations to Reynosa, Mexico. We expect these moves to be complete in the third quarter. During the second and third quarters of fiscal 2005, we expect to record $2,000 to $2,500 of integration charges, for rigging and transporting equipment as well as severance. In addition, there may be asset impairment charges related to our Huguenot, New York and/or Leola, Pennsylvania facilities, although we cannot with certainty predict the magnitude or timing of such outcomes.

     Our manufacturing migration included last year's Reynosa, Mexico plant acquisition and we will be relocating our Shanghai, China Standby battery manufacturing facility to a new location pending the conclusion of negotiations with the Chinese government. These moves are expected to provide important platforms for international growth. Additionally, in Europe, we have expanded our sales presence, primarily concentrating on the UPS market.

     For the second quarter of fiscal year 2005, we expect to generate diluted earnings per share of between $0.10 to $0.15 per share, which includes a portion of the previously announced integration costs. This assumes the cost of lead does not increase further above the average experienced during the first quarter of fiscal 2005, as to which there can be no assurance. This estimate does not include any provision for potential asset impairments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


Liquidity and Capital Resources


     Net cash provided by operating activities decreased $6,697 or 72% to $2,628 for the three-month period ended April 30, 2004 compared to $9,325 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a decrease in income taxes payable in the three months ended April 30, 2004 versus an increase in the three months ended April 30, 2003 (primarily due to the receipt of income tax refunds of approximately $2,300 in the first three months of fiscal 2004); (ii) a smaller increase in accounts payable in the three-month period ending April 30, 2004 versus the comparable period of the prior year; (iii) a larger decrease in other current liabilities; (iv) a larger increase in inventory; and (v) lower net income in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. These changes, resulting in lower net cash provided by operating activities, were partially offset by (i) a smaller increase in accounts receivable in the three months ended April 30, 2004 as compared to the three months ended April 30, 2003; and (ii) an increase in other liabilities in the three-month period ending April 30, 2004 versus a decrease in the comparable period of the prior year.

     Net cash used by investing activities increased $1,559 or 161% to $2,525 in first quarter of fiscal 2005 compared to $966 in the first quarter of fiscal 2004, primarily due to higher capital spending. Capital spending totaled $2,579 in the first three months of fiscal year 2005 as compared to $1,009 in the comparable period of the prior year, with the majority of the spending taking place at our manufacturing facilities in Attica, Indiana; Reynosa, Mexico; and Milwaukee, Wisconsin.

     Net cash used by financing activities decreased $11,494 or 87% to $1,767 in the first three months of in fiscal 2005 compared to $13,261 in the prior year. In the first quarter of fiscal 2004, there were repayments of debt in the amount of $18,750 and proceeds from new borrowings in the amount of $9,350. Additionally, book overdrafts decreased $2,106 in the first three months of the prior year as compared to a $486 decrease in the comparable period of the current year.

     Our credit agreement contains restrictive covenants that require C&D to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. We were in compliance with our loan agreement covenants at April 30, 2004. The availability under this agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures. Capital expenditures during fiscal 2004 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2005 capital expenditures are expected to be approximately $10,000 to $15,000 primarily to fund investment in our Reynosa, Mexico, as well as cost reduction programs, normal maintenance and regulatory compliance, primarily in Attica, Indiana and Milwaukee, Wisconsin.

     We intend to continue making prudent purchases of our stock, paying down debt and selectively pursuing complementary acquisitions. Strategic acquisition opportunities will be expected to enhance our long-term competitive position and growth prospects and may require external financing. We cannot assure, however, that we will close on any such acquisitions.

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


NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

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

o We have undertaken and may continue to undertake productivity initiatives, including re-organizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any relocation or consolidation. A relocation or consolidation could also cause asset impairments. Further, there can be no assurance that any of these initiatives will be completed or beneficial to us.

o    Our  facilities  are  subject to a broad  array of  environmental  laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other PRPs at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation.

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

o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our systems infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a power outage, computer virus, intentional disruption of information technology systems by a third party, equipment failure or telephone system failure, the resulting disruptions could impede our ability to book or process orders, manufacture and ship products in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause us to lose significant customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.


     The  foregoing  list  of  important  factors  is  not   all-inclusive,   or
necessarily in order of importance.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to various market risks. The primary financial risks include fluctuations in interest rates and changes in currency exchange rates. We manage these risks by using derivative instruments. We do not invest in derivative securities for speculative purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. Our financial instruments subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest, and therefore the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments (see footnote number 9). Additional disclosure regarding our various market risks are set forth in our fiscal 2004 Form 10-K filed with the Securities and Exchange Commission.

Item 4.    Disclosure Controls and Procedures:

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control over Financial Reporting:

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities:


                                                                                                       Maximum Number
                                                                                                      (or Approximate
                                                                          Total Number of             Dollar Value) of
                                 Total Number                           Shares Purchased as          Shares that May Yet
                                  of Shares        Average Price      Part of Publicly Announced    Be Purchased Under the
  Period                          Purchased        Paid per Share         Plans or Programs           Plans or Programs
 --------                       -------------     ---------------    ----------------------------  -------------------------
February 1 - February 29, 2004      10,230            $20.00                 10,000                        292,800
March 1 - March 31, 2004            20,440            $15.82                 20,000                        272,800
April 1 - April 30, 2004            35,939            $16.18                 35,800                        237,000
                                    ------                                   ------
Total                               66,609                                   65,800
                                    ======                                   ======

     Our share repurchase program was approved by our Board of Directors and publicly announced on July 24, 2002. The program authorizes the repurchase of up to 1 million of our common stock from time to time, directly or through brokers or agents, and has no expiration date. Of the total shares purchased, 65,800 were purchased pursuant to the July 24, 2002 repurchase program and 809 were purchased through deferred compensation plans.


Item 4. Submission of Matters to a Vote of Security Holders

     At  the  annual  meeting  of  stockholders  of  C&D on  May  26,  2004  the stockholders voted on two proposals: the election of eight directors for one-year terms and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for C&D for the fiscal year ended January 31, 2005.

     Proposal 1 - Election of Directors

     Nominee                    Votes For               Votes Withheld
     -------                    ---------               --------------
     William Harral, III        23,511,727                   10,748
     Wade H. Roberts, Jr.       23,504,048                   18,427
     Kevin P. Dowd              23,510,451                   12,024
     Robert I. Harries          23,511,451                   11,024
     Pamela S. Lewis            23,511,951                   10,524
     George  MacKenzie          23,511,623                   10,852
     John A. H. Shober          23,509,823                   12,652
     Stanley W. Silverman       23,510,550                   11,925

     Proposal 2 - Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending January 31, 2005.


       For                Against         Abstain
      -----              --------        ---------
    23,487,918            32,068           2,489

Item 5.   Other Information.

     On May 27, 2004 C&D acquired Celab Limited for approximately $12 million, net of approximately $3 million in acquired cash. Celab Limited, with prior year sales of approximately $10 million, is a provider of power conversion products, primarily sold into military and CATV applications predominately in the United Kingdom.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          10.1 Third Amendment to our Pension Plan for Salaried Employees dated March 19, 2004 (incorporated by reference to Exhibit 10.11 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

          10.2 Supplemental Executive Retirement Plan compiled as of February 27, 2004 to reflect all amendments (incorporated by reference to Exhibit 10.12 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

          10.3 C&D Technologies, Inc. Management Incentive Bonus Plan Policy (filed herewith).

          15 Awareness Letter of Independent Registered Public Accounting Firm (filed herewith).

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

(b) Reports on Form 8-K

          1. On March 16 2004, C&D furnished a report on Form 8-K, Item 12 relating to its March 15, 2004 Press Release.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.

 June 9, 2004                            BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

 June 9, 2004                            BY: /s/ Stephen E. Markert, Jr.
                                             ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX


         10.3 C&D  Technologies,  Inc.  Management  Incentive Bonus Plan Policy.

         15   Awareness Letter of Independent Registered Public Accounting Firm.

         31.1 Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Rule 13a-14(a)/15d-14(a)  Certification of the Vice President and
              Chief   Financial   Officer   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

         32.1 Section 1350 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Section 1350 Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.