Form 10-Q
period 2004-07-31
C&D TECHNOLOGIES INC
filed 2004-09-14
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

     Number of shares of the Registrant's Common Stock outstanding on August 26, 2004: 25,363,017

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements

          Consolidated Balance Sheets -
           July 31, 2004 and January 31, 2004...................      3

          Consolidated Statements of Income - Three and Six
           Months Ended July 31, 2004 and 2003..................      5

          Consolidated Statements of Cash Flows -
           Six Months Ended July 31, 2004 and 2003..............      6

          Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended July 31, 2004 and 2003....      7

          Notes to Consolidated Financial Statements............      8

          Report of Independent Registered Public Accounting
           Firm.................................................     18

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     19

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     26

      Item 4 - Controls and Procedures..........................     26

   PART II. OTHER INFORMATION

      Item 2 - Unregistered Sales of Equity Securities and Use
                and Proceeds....................................     27

      Item 6 - Exhibits.........................................     28

   SIGNATURES...................................................     29

   EXHIBIT INDEX................................................     30

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                  (UNAUDITED)

                                                       July 31,     January 31,
                                                         2004           2004
                                                         ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $ 12,141       $ 12,306
      Accounts receivable, less allowance for
           doubtful accounts of $1,553 and $1,476,
           respectively...........................      64,868         49,838
      Inventories.................................      70,007         47,175
      Deferred income taxes.......................      12,102         10,356
      Other current assets........................       2,156          1,262
                                                       -------        -------
                 Total current assets.............     161,274        120,937

Property, plant and equipment, net................     109,353        104,799
Intangible and other assets, net..................      38,252         39,799
Goodwill..........................................     174,899        120,415
                                                       -------        -------
                 Total assets.....................    $483,778       $385,950
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $  1,355       $    -
      Accounts payable............................      31,957         22,246
      Accrued liabilities.........................      23,448         19,495
      Income taxes................................       4,268          3,791
      Other current liabilities...................      14,403         11,400
                                                       -------        -------
                 Total current liabilities........      75,431         56,932

Deferred income taxes ............................      17,479         17,369
Long-term debt....................................      94,679         19,620
Other liabilities.................................      15,493         14,310
                                                       -------        -------
                 Total liabilities................     203,082        108,231





        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                  (UNAUDITED)

                                                       July 31,    January 31,
                                                         2004          2004
                                                         ----          ----
Commitments and contingencies

Minority interest.................................       8,080         8,186

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,695,140 and
          28,605,747 shares issued, respectively..         287           286
      Additional paid-in capital..................      71,733        70,619
      Treasury stock, at cost, 3,346,542 and
          3,196,508 shares, respectively..........     (46,805)      (44,481)
      Accumulated other comprehensive
          income..................................       3,388         3,259
      Retained earnings...........................     244,013       239,850
                                                       -------       -------
                 Total stockholders' equity.......     272,616       269,533
                                                       -------       -------
                 Total liabilities and
                   stockholders' equity...........    $483,778      $385,950
                                                       =======       =======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)



                                              Three months ended          Six months ended
                                                   July 31,                   July 31,
                                               2004        2003           2004        2003
                                               ----        ----           ----        ----


Net sales............................         $93,627     $81,364       $179,432    $158,732
Cost of sales........................          74,106      62,286        143,370     122,662
                                               ------      ------         ------      ------
    Gross profit.....................          19,521      19,078         36,062      36,070

Selling, general and
    administrative expenses..........           9,667      10,524         19,701      19,694
Research and development
    expenses.........................           3,187       2,335          5,856       4,746
                                               ------      ------         ------      ------
    Operating income.................           6,667       6,219         10,505      11,630

Interest expense, net................             807         302          1,094         748
Other expense, net...................             499         312          1,059         582
                                               ------      ------         ------      ------
    Income before income taxes and
       minority interest.............           5,361       5,605          8,352      10,300

Provision for income taxes...........           2,132       2,074          3,239       3,811
                                               ------      ------         ------      ------
    Net income before minority
       interest......................           3,229       3,531          5,113       6,489

Minority interest....................              23         (49)           (97)         87
                                               ------      ------         ------      ------
    Net income.......................         $ 3,206     $ 3,580        $ 5,210     $ 6,402
                                               ======      ======         ======      ======

Net income per share - basic.........         $   .13     $   .14        $   .21     $   .25
                                               ======      ======         ======      ======

Net income per share - diluted.......         $   .13     $   .14        $   .20     $   .25
                                               ======      ======         ======      ======

Dividends per share..................         $.02750     $.01375        $.04125     $.02750
                                               ======      ======         ======      ======



        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                Six months ended
                                                                    July 31,
                                                              2004            2003*
                                                              ----            ----

Cash flows provided (used) by operating activities:
    Net income...........................................   $  5,210        $  6,402
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Minority interest..............................        (97)             87
          Depreciation and amortization..................     11,209          11,440
          Deferred income taxes..........................      1,076             877
          (Gain) loss on disposal of assets..............        (59)             47
          Changes in:
                Accounts receivable......................     (3,991)         (3,539)
                Inventories..............................     (5,110)          1,775
                Other current assets.....................        (54)             66
                Accounts payable.........................      4,183          (1,936)
                Accrued liabilities......................      1,147             226
                Income taxes payable.....................     (1,899)          3,030
                Other current liabilities................       (867)         (1,519)
                Other liabilities........................      1,183          (1,118)
                Other assets.............................        788             870
                Deferred income taxes....................        331             184
          Other, net.....................................        659             362
                                                             -------         -------
Net cash provided by operating activities................     13,709          17,254
                                                             -------         -------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net.......................    (75,024)            -
    Acquisition of property, plant and equipment.........     (5,534)         (1,821)
    Proceeds from disposal of property, plant
       and equipment.....................................        121              64
                                                             -------         -------
Net cash used by investing activities....................    (80,437)         (1,757)
                                                             -------         -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................        (75)        (18,750)
    Proceeds from new borrowings.........................     68,269           1,250
    Financing costs of long-term debt....................       (263)            -
    Increase (decrease) in book overdrafts...............      1,305            (445)
    Proceeds from issuance of common stock, net..........        773             255
    Purchase of treasury stock...........................     (2,661)         (3,181)
    Payment of common stock dividends....................       (698)           (704)
    Payment of minority interest dividends...............        (10)           (207)
                                                             -------         -------
Net cash provided (used) by financing activities.........     66,640         (21,782)
                                                             -------         -------
Effect of exchange rate changes on cash..................        (77)             88
                                                             -------         -------
Decrease in cash and cash equivalents....................       (165)         (6,197)

Cash and cash equivalents at beginning
   of period.............................................     12,306          12,966
                                                             -------         -------
Cash and cash equivalents at end of period...............   $ 12,141        $  6,769
                                                             =======         =======

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Acquired businesses:
   Estimated fair value of assets acquired...............   $ 41,692        $    -
   Goodwill and identifiable intangible assets...........     54,638             -
   Cash paid, net of cash acquired.......................    (75,024)            -
                                                             -------         -------
   Liabilities assumed...................................   $ 21,306        $    -
                                                             =======         =======
Increase (decrease) in property, plant, and
   equipment acquisitions in
   accounts payable......................................   $    421        $   (396)
                                                             =======         =======

* Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)



                                                             Three months ended           Six months ended
                                                                 July 31,                     July 31,
                                                             2004         2003           2004         2003
                                                             ----         ----           ----         ----


Net income...............................................   $3,206       $3,580         $5,210       $6,402

Other comprehensive income (loss), net of tax:

  Net unrealized gain on derivative instruments..........      157          150            340          121

  Foreign currency translation adjustments...............      762          164           (211)        (710)
                                                             -----        -----          -----        -----
Total comprehensive income...............................   $4,125       $3,894         $5,339       $5,813
                                                             =====        =====          =====        =====

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


1.   INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2004. The January 31, 2004 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of July 31, 2004 and the related consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2004 and 2003 and the related consolidated statements of cash flows for the six-month periods ended July 31, 2004 and 2003. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.


2.   PROPOSED ACCOUNTING PRONOUNCEMENT

     In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees" and generally require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.


3.  CASH AND CASH EQUIVALENTS

     The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $6,226 and $4,921 at July 31, 2004 and January 31, 2004, respectively.


4.   INVENTORIES

     Inventories consisted of the following:

                                                    July 31,     January 31,
                                                      2004           2004
                                                      ----           ----

         Raw materials............................  $26,859        $17,961
         Work-in-progress.........................   14,307         10,667
         Finished goods...........................   28,841         18,547
                                                     ------         ------
                                                    $70,007        $47,175
                                                     ======         ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


5.   INCOME TAXES

     A reconciliation of the provision for income taxes from the statutory rate to the effective rate is as follows:

                                                         Six months ended
                                                            July 31,
                                                        2004         2003
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....    1.3          1.0
     Tax effect of foreign operations................   (0.5)         0.6
     Increase in valuation allowance.................    5.2           -
     Resolution of state tax audits..................   (2.5)          -
     Other...........................................    0.3          0.4
                                                        ----         ----
                                                        38.8%        37.0%
                                                        ====         ====

     The increase in tax valuation allowance is related to United States foreign tax credits for unremitted earnings of a controlled foreign subsidiary.


6.   NET INCOME PER COMMON SHARE

     Net income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended              Six months ended
                                                            July 31,                       July 31,
                                                        2004         2003              2004         2003
                                                        ----         ----              ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,305,795   25,554,863        25,351,724   25,601,418
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................       118,608      101,355           152,437      106,077
                                                     ----------   ----------        ----------   ----------
Weighted average common
   shares - diluted..............................    25,424,403   25,656,218        25,504,161   25,707,495
                                                     ==========   ==========        ==========   ==========

     During the three months ended July 31, 2004 and 2003 there were 2,760,731 and 2,500,293 outstanding employee stock options, respectively, that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. During the six months ended July 31, 2004 and 2003 there were 1,513,444 and 2,484,293 outstanding employee stock options, respectively, that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

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

Environmental:

     The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to: (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

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

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company. As a result of the approval of its plan of re-organization for emergence from bankruptcy on April 21, 2004, this liability will be discharged in exchange for common stock of a value equal to a percentage of Exide's total liability, which the Company does not expect to be material.

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

     The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc. ("Avnet"), which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties are attempting to resolve the matter through mediation and jointly working with NYSDEC to explore alternative methods of resolution, failing which C&D intends to aggressively pursue all available legal remedies against Avnet. Should the parties fail to reach a mediated settlement and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

     The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750, (ii) any environmental liabilities at the facility that are not remediated as part of the current project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI has retained all other environmental liabilities, including off-site assessment and remediation. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement.

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

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of July 31, 2004, accrued environmental reserves totaled $2,624, consisting of $2,297 in other current liabilities and $327 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Company has the following three reportable business segments:

     The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies, cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television ("CATV") signal powering, corporate data center powering and computer network backup for use during power outages.

     The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications and networking equipment, as well as office and industrial equipment. In addition, as a result of recent acquisitions, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

     Summarized financial information related to the Company's business segments for the three and six months ended July 31, 2004 and 2003 is shown below:

                                                     Standby        Power          Motive
                                                      Power      Electronics       Power
                                                     Division     Division        Division    Consolidated
                                                     --------    -----------      --------    ------------
Three months ended July 31, 2004:

Net sales................................            $ 61,494       $19,049       $13,084       $ 93,627
Operating income (loss)..................            $  5,761       $ 2,935       $(2,029)      $  6,667

Three months ended July 31, 2003:

Net sales................................            $ 59,364       $10,042       $11,958       $ 81,364
Operating income (loss)..................            $  8,259       $  (391)      $(1,649)      $  6,219


Six months ended July 31, 2004:

Net sales................................            $122,384       $30,222       $26,826       $179,432
Operating income (loss)..................            $ 11,153       $ 3,226       $(3,874)      $ 10,505

Six months ended July 31, 2003:

Net sales................................            $114,816       $19,078       $24,838       $158,732
Operating income (loss)..................            $ 15,808       $  (985)      $(3,193)      $ 11,630

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                  (UNAUDITED)


9.   DERIVATIVE INSTRUMENTS

     The following table includes the Company's interest rate swaps as of July 31, 2004 and January 31, 2004. These interest rate swaps are designated as cash flow hedges and, therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income.


                                        Fixed     Variable     Fair      Fair
                                       Interest   Interest     Value     Value
Notional      Origination   Maturity     Rate       Rate        At        At
 Amount           Date        Date       Paid     Received    7/31/04   1/31/04
--------      -----------   --------   --------   --------   --------   -------

 $20,000      04/16/01      04/11/06    5.56%     LIBOR       $(856)    $(1,486)
 $10,000      07/29/04      08/02/07    3.70%     LIBOR         (62)        -
                                                               ----      ------
                                                              $(918)    $(1,486)
                                                               ====      ======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(651) and $(923) as of July 31, 2004 and January 31, 2004. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

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

     As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.



                                                            Three months ended             Six months ended
                                                                 July 31,                      July 31,
                                                            2004          2003            2004          2003
                                                            ----          ----            ----          ----

Net income - as reported................................   $3,206        $3,580          $5,210        $6,402
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects............    1,028         1,052           1,943         2,070
                                                            -----         -----           -----         -----
Net income - pro forma..................................   $2,178        $2,528          $3,267        $4,332
                                                            =====         =====           =====         =====
Net income per common share - basic - as reported.......   $ 0.13        $ 0.14          $ 0.21        $ 0.25
Net income per common share - basic - pro forma.........   $ 0.09        $ 0.10          $ 0.13        $ 0.17
Net income per common share - diluted - as reported.....   $ 0.13        $ 0.14          $ 0.20        $ 0.25
Net income per common share - diluted - pro forma.......   $ 0.09        $ 0.10          $ 0.13        $ 0.17
Weighted average fair value of options
  granted during the period.............................   $ 8.02        $ 6.96          $ 9.08        $ 7.74

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


11. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                          Six months ended
                                                              July 31,
                                                          2004         2003
                                                          ----         ----

Balance at beginning of period......................... $ 9,759      $10,599
Opening balance sheet liability of acquired companies..     393          -
Current period provisions .............................   2,557        2,280
Expenditures ..........................................  (2,842)      (4,382)
                                                         ------       ------
Balance at end of period............................... $ 9,867      $ 8,497
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

                                       Pension Benefits     Postretirement Benefits     Pension Benefits     Postretirement Benefits
                                      ------------------    -----------------------    ------------------    -----------------------
                                      Three Months ended       Three months ended       Six Months ended        Six months ended
                                            July 31,                 July 31,                July 31,                 July 31,
                                      ------------------    -----------------------    ------------------    -----------------------
                                       2004        2003        2004        2003         2004        2003         2004        2003
                                       ----        ----        ----        ----         ----        ----         ----        ----
Service Cost........................ $   384     $   378        $25        $ 43       $   859     $   756        $ 78        $ 86
Interest Cost.......................     976         955         40          63         1,946       1,911         103         126
Expected return on plan assets......  (1,222)     (1,030)         -           -        (2,435)     (2,061)          -           -
Amortization of prior service cost..       4           5         27          29             9          10          57          58
Recognized actuarial loss (gain)....     373         353         (3)         (1)          744         705           -          (2)
                                      ------      ------         --         ---        ------      ------         ---         ---
Net periodic benefit cost........... $   515     $   661        $89        $134       $ 1,123     $ 1,321        $238        $268
                                      ======      ======         ==         ===        ======      ======         ===         ===

     Assuming that the actual return on plan assets is consistent with the expected annualized rate of 8.5% for the remainder of fiscal 2005, and that interest rates remain constant, the Company would not be required to make any contributions to its pension plans for fiscal 2005. The Company expects to make discretionary contributions totaling approximately $2,600 to its pension plans. The Company also expects to make contributions totaling approximately $229 to the two Company sponsored postretirement benefit plans.

                  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


13.  ACQUISITIONS

     On May 27, 2004, the Company acquired Celab Limited ("Celab") for approximately $10,500 net of approximately $4,700 in cash acquired, plus additional acquisition related costs. Celab, based in Hampshire, United Kingdom, is a provider of power conversion products, predominantly sold into military, CATV and telecommunications applications in Europe. The acquisition of Celab is expected to provide a platform for expanded sales to the military. This acquisition was funded with the Company's working capital funds and its existing credit agreement.

     On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries ("Datel") for an aggregate purchase price of approximately $74,800 plus additional acquisition related costs. The purchase price consisted of a $66,400 cash payment as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The acquisition of Datel is expected to provide the Company with a broader product offering, access to a diverse group of OEM customers as well as an expanded international footprint, notably, including operations in Japan.

     On June 30, 2004 the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004 at the Company's request.

     The two acquisitions referred to above are included in the Power Electronics Division for reporting purposes. At July 31, 2004, the purchase-price allocations to the assets acquired and liabilities assumed for both acquisitions completed during the second quarter of fiscal 2005 are preliminary and subject to the finalization of independent appraisals of acquired tangible and intangible assets, which may include in-process research and development, which, if identified, would result in a change to earnings upon finalization. The purchase price for these acquisitions was preliminarily allocated as follows:

     Accounts receivable....................   $11,170
     Inventory..............................    17,725
     Other current assets...................       840
     Deferred income tax assets.............     3,049
     Property, plant and equipment, net.....     8,836
     Other assets, net......................        71
     Goodwill and intangible assets, net....    54,638
     Short-term debt........................    (1,355)
     Accounts payable.......................    (4,118)
     Accrued liabilities....................    (2,359)
     Income taxes...........................    (2,571)
     Other current liabilities..............    (3,856)
     Deferred income tax liabilities........        (6)
     Long-term debt.........................    (7,040)
                                                ------
     Total purchase price...................   $75,024
                                                ======

                  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


     The following unaudited pro forma financial information combines the consolidated results of operations as if the Datel and Celab acquisitions had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable. The pro forma adjustments contained in the table below include interest expense on the acquisition debt and related income tax effects.

                                                   (Unaudited)
                                 Three Months Ended          Six Months Ended
                                      July 31,                   July 31,
                                  2004        2003           2004         2003
                                  ----        ----           ----         ----

Net sales ...................   $106,744     $97,625       $212,559     $191,217
Net income ..................   $  3,247     $ 3,379       $  5,810     $  5,904
Net income per common
   share - basic ............   $   0.13     $  0.13       $   0.23     $   0.23
Net income per common
   share - diluted ..........   $   0.13     $  0.13       $   0.23     $   0.23

     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.


14.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     With respect to the unaudited financial information of the Company for the three and six month periods ended July 31, 2004 and 2003, the Company's Independent Registered Public Accounting Firm, in their report dated August 26, 2004, appearing herein, state that they did not audit and they do not express an opinion on the unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The Independent Registered Public Accounting Firm is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

     We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of July 31, 2004, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended July 31, 2004 and 2003, and the consolidated statement of cash flows for the six-month periods ended July 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP
September 14, 2004

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Item 2.

     Within the following discussion, unless otherwise stated, "quarter" and "six-month period", refer to the second quarter of fiscal 2005 and the six months ended July 31, 2004. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

     Two acquisitions occurred during the second quarter of fiscal 2005. On May 27, 2004 we acquired Celab Limited ("Celab"), based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004 we acquired Datel Holding Corporation and its subsidiaries ("Datel"), a Mansfield, Massachusetts-based manufacturer of DC to DC converters, data acquisition components and digital meters. For reporting purposes, these acquisitions are part of the Power Electronics Division.

     Net sales for the second quarter of fiscal 2005 increased $12,263 or 15% to $93,627 from $81,364 in the second quarter of fiscal 2004. This increase resulted primarily from the aforementioned acquisitions and improved customer demand for products of all three divisions. Sales of the Power Electronics Division increased $9,007 or 90%, due to net sales of $7,385 recorded by the acquired entities, coupled with higher sales recorded by the legacy portion of the Power Electronics Division, which increased by $1,622 or 16%, primarily due to higher DC to DC converter sales. Sales by the Standby Power Division increased $2,130 or 4%, primarily due to increased sales to the UPS market, partially offset by continued weakness in the telecommunications market. Motive Power divisional sales increased $1,126 or 9%, primarily due to higher sales of both batteries and chargers. Net sales for the six-month period ended July 31, 2004 increased $20,700 or 13% to $179,432 from $158,732. This increase resulted primarily from improved customer demand for products of all three divisions, coupled with sales recorded by the recent acquisitions. Sales of the Power Electronics Division increased $11,144 or 58%, primarily due to the aforementioned acquisitions that occurred during the second quarter of fiscal 2005, coupled with increased DC to DC converter sales by the legacy portion of the Power Electronics Division. Standby Power divisional sales increased $7,568 or 7%, mainly due to increased sales to the UPS market, partially offset by lower sales to the telecommunications market. Sales of the Motive Power Division increased $1,988 or 8%, primarily due to higher sales of both batteries and chargers.

     Gross profit for the second quarter of fiscal 2005 increased $443 or 2% to $19,521 from $19,078 in the prior year. The gross margin decreased from 23.4% to 20.8%. Gross profit declined in the Standby Power and Motive Power divisions, primarily as a result of an increase in our cost of lead and integration costs related to the start-up of our Reynosa, Mexico facility which was purchased in September 2003. During the quarter, the spot price of lead averaged 40 cents per pound, versus 22 cents in last year's second quarter. At our current quarterly run rate, a one-cent fluctuation in the price of lead has an approximately $1,600 impact on operating earnings. During the quarter, we recorded approximately $1,100 in Reynosa, Mexico integration costs, primarily for rigging, transportation and severance. Gross profit in the Power Electronics Division increased primarily due to our recent acquisitions, coupled with increased sales by the legacy portion of the Power Electronics Division. Gross profit for the six months ended July 31, 2004 declined $8 to $36,062 from $36,070. The gross margin decreased from 22.7% to 20.1%. Similar to the quarter, gross profit in the Standby Power and Motive Power divisions declined primarily as a result of the increase in the cost of lead and integration costs related to the start-up of our Reynosa, Mexico facility. Gross profit in the Power Electronics Division increased primarily as a result of our acquisitions coupled with increased sales by the legacy portion of the Power Electronics Division.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Selling, general and administrative expenses for the second quarter of fiscal 2005 decreased $857 or 8%. This decrease was primarily due to lower payroll related costs of $920, lower due diligence costs of $331 and lower warranty costs of $316, partially offset by selling, general and administrative expenses of the recent acquisitions. Selling, general and administrative expenses for the six-month period ended July 31, 2004 were flat primarily as a result of lower payroll related costs of $700, offset by higher warranty costs of $264 coupled with selling, general and administrative costs of the recent acquisitions.

     Research and development expenses for the second quarter of fiscal 2005 increased $852 or 36%. As a percentage of sales, research and development expenses increased from 2.9% of sales in the second quarter of 2004 to 3.4% in the second quarter of fiscal 2005. Research and development expenses for the six-month period increased $1,110 or 23%. As a percentage of sales, research and development expenses increased from 3.0% during the first six months of fiscal 2004 to 3.3% during the first six months of fiscal 2005.

     Operating income for the second quarter of fiscal 2005 increased $448 or 7% to $6,667 from $6,219 in the comparable quarter of the prior year. This increase was the result of operating income generated by the Power Electronics Division as compared to an operating loss in the comparable period of the prior fiscal year, partially offset by lower operating income generated by the Standby Power Division, coupled with a higher operating loss in the Motive Power Division. Operating income for the six months ended July 31, 2004 decreased $1,125 or 10% to $10,505 from $11,630 in the comparable period of the prior year. This decrease was the result of lower operating income in the Standby Power Division, coupled with a higher operating loss in the Motive Power Division, partially offset by operating income generated by the Power Electronics Division as compared to an operating loss in that division in the comparable period of the prior fiscal year.

     Interest expense, net, increased $505 for the quarter and $346 for the six months ended July 31, 2004, primarily due to higher average debt balances outstanding during the periods due to funds borrowed to finance the Celab and Datel acquisitions.

     Income tax expense for the second quarter of fiscal 2005 increased $58 from the comparable period of the prior year as the result of a higher effective income tax rate, partially offset by lower income before income taxes. Income tax expense for the six-month period ended July 31, 2004 decreased $572 due to lower income before income taxes, partially offset by a higher effective income tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations and other permanent items including changes in our tax reserve. The effective tax rate for the second quarter of fiscal 2005 was 39.8% as compared to 37.0% in the comparable period of the prior fiscal year. For the six months ended July 31, 2004, the effective tax rate was 38.8% as compared to 37.0% in the comparable period of the prior fiscal year. Our tax rate has increased primarily due to the increased earnings by one of our foreign entities relative to our United States based entities. Consistent with our January 31, 2004 year-end, we established a valuation allowance for the foreign tax credits related to this foreign entity. As the earnings of this entity increased, the valuation allowance increased resulting in a higher effective tax rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The joint venture had a net income in the second quarter of fiscal 2005 versus a net loss in the second quarter of fiscal 2004. For the six months ended July 31, 2004, the joint venture had a net loss as compared to net income in the comparable period of the prior fiscal year.

     As a result of all of the above, for the second quarter of fiscal 2005, net income decreased $374 or 10% to $3,206 or $0.13 per share - basic and $0.13 per share - diluted. For the six-month period, net income decreased $1,192 or 19% to $5,210 or $0.21 per share - basic and $0.20 per share - diluted.


Future Outlook

     For the first half of fiscal 2005, sales grew appreciably. Our earnings continue to be negatively affected by higher raw material pricing as well as the anticipated plant startup costs as we continue the transition of our Standby Power HD product line (manufactured in Leola, Pennsylvania) and our Motive Power V-Line(R) (manufactured in Huguenot, New York) operations to Reynosa, Mexico. However, overall, financial results improved from the previous quarter, and we expect this trend to continue into the next quarter, as the transition costs to our Reynosa, Mexico facility wind down. Accordingly, based on the assumption that lead pricing remains constant, as to which there can be no assurance, we are projecting diluted earnings per share in the range of $0.13 to $0.17 for the third quarter. Currently, we are hedged on approximately 20% of our core lead requirements through June 2005, and monitor the lead market for favorable buying opportunities. The third quarter projection does not include any provisions for potential asset impairments whether related to our Huguenot, New York and/or our Leola, Pennsylvania facilities or otherwise (for which we cannot with certainty predict the magnitude or timing of such outcomes). In addition, this estimate does not include potential effects associated with the finalization of independent appraisals of acquired tangible and intangible assets related to our recent acquisitions, which may include in-process research and development which, if identified, would result in a change to earnings upon finalization.


Liquidity and Capital Resources

     Net cash provided by operating activities decreased $3,545 or 21% to $13,709 for the six-month period ended July 31, 2004 compared to $17,254 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) an increase in inventories in the six months ended July 31, 2004 versus a decrease in the six months ended July 31, 2003; (ii) a decrease in income taxes payable in the six-month period ending July 31, 2004 versus an increase in the comparable period of the prior year (primarily due to the receipt of income tax refunds of approximately $2,300 in the first six months of fiscal 2004); and (iii) lower net income in the first half of fiscal 2005 as compared to the first half of fiscal 2004. These changes, resulting in lower net cash provided by operating activities, were partially offset by (i) an increase in accounts payable in the six months ended July 31, 2004 as compared to a decrease in the six months ended July 31, 2003; and (ii) an increase in other liabilities in the six-month period ending July 31, 2004 versus a decrease in the comparable period of the prior year.

     Net cash used by investing activities increased $78,680 or 4,478% to $80,437 in the first six months of fiscal 2005 as compared to $1,757 in the comparable period of the prior fiscal year, primarily due to the acquisition of Celab and Datel in the current fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     C&D had net cash provided by financing activities of $66,640 in the six months ended July 31, 2004 as compared to net cash used by financing activities of $21,782 in the comparable period of the prior fiscal year. Current year financing activities included $68,269 from new borrowings primarily used to finance the acquisitions of Celab and Datel. This was partially offset by $2,661 used to acquire treasury stock. Prior year net cash used by financing activities included $18,750 for the reduction of debt and $3,181 for the purchase of treasury stock.

     On June 30, 2004 the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004 at the Company's request. The credit agreement included lender approval of the Datel acquisition as well as other potential acquisitions. The agreement also includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by the Company's leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.25% or Prime, to Prime plus .75%. The initial loans are priced at LIBOR plus 2.25% or Prime plus .75%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter commencing with the third quarter of this fiscal year. The agreement requires the Company to pay a fee of ..25% to .50% per annum on any unused portion of the facility, based on the leverage ratio.

     The revolving credit facility includes a letter of credit facility not to exceed $25,000 and swingline loans not to exceed $10,000. The credit agreement contains restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the credit agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

     We were in compliance with our loan agreement covenants at July 31, 2004. The availability under this agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 2004 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2005 capital expenditures are expected to be less than $10,000 primarily to fund investment in our Reynosa, Mexico facility, as well as cost reduction programs, normal maintenance and regulatory compliance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


PROPOSED ACCOUNTING PRONOUNCEMENT

     In March 2004, the FASB issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.


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

o Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, CATV, switchgear and control, material handling and military.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

o Our ability to grow earnings could be affected by increases in the cost of raw materials, particularly lead, the primary component cost of our battery products, or other product parts or components. We may not be able to fully offset the effects of higher costs of raw materials through price increases to customers or productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on our operations.

o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, which is the primary component cost of our battery products or other product parts or components from our suppliers and internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, there can be no assurance that we will not encounter them in the future. The cessation, reduction or interruption of supply of raw materials (including lead), product parts or components, could have a material adverse effect on our operations.

o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: introduce viable new products;
     successfully complete research and development projects or integrate purchased or licensed technology; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth could also be affected by competitive products and technologies.

o As part of our strategy for growth, we have made and may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to us. Acquisitions present significant challenges and risks relating to the integration of the business into our company, and there can be no assurance that we will manage acquisitions successfully.

o We have undertaken and may continue to undertake productivity initiatives, including, among others, re-organizations and facility rationalizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments. Further, there can be no assurance that any of these initiatives will be completed or beneficial to us.

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

o Our business, results of operations and financial condition could be affected by significant pending and future litigation or claims adverse to us. These could potentially include, but are not limited to, the following: product liability, contract, employment-related, labor relations, personal injury or property damage, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities).

o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract or retain qualified personnel. A portion of the Company's workforce is unionized. From time to time, we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

o Our revolving credit facility permits dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

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

Internal Control over Financial Reporting:

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than in connection with the acquisition of Datel. On June 30, 2004 we acquired Datel and concurrently assumed all the accounting functions of Datel. We do not believe that this change has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use and Proceeds

Issuer Purchases of Equity Securities:


                                                                                                       Maximum Number
                                                                                                      (or Approximate
                                                                          Total Number of             Dollar Value) of
                                 Total Number                           Shares Purchased as          Shares that May Yet
                                  of Shares        Average Price      Part of Publicly Announced    Be Purchased Under the
  Period                          Purchased        Paid per Share         Plans or Programs           Plans or Programs
 --------                       -------------     ---------------    ----------------------------  -------------------------
May 1 - May 31, 2004                84,124            $14.69                  77,900                      159,100
June 1 - June 30, 2004                 341            $16.85                     -                        159,100
July 1 - July 31, 2004                 328            $17.49                     -                        159,100
                                    ------                                    ------
Total                               84,793                                    77,900
                                    ======                                    ======

     Our share repurchase program was approved by our Board of Directors and publicly announced on July 24, 2002. The program authorizes the repurchase of up to 1,000,000 shares of our common stock (having a total purchase price of no greater than $35,000,000)from time to time, directly or through brokers or agents, and has no expiration date. Of the total shares purchased, 77,900 were purchased pursuant to the July 24, 2002 repurchase program and 6,893 were purchased through deferred compensation plans.

Item 6.   Exhibits.

          10.1 Amended and Restated Credit Agreement dated as of June 30, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries Identified Herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (filed herewith).

          10.2 Assignment  and  Assumption  dated as of  August  3,  2004 by and
               between  Bank  of  America,   N.A.  and  Sovereign   Bank  (filed
               herewith).

          10.3 Lender Joinder Agreement dated as of August 3, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, and Calyon New York Branch as the New Lender and Bank of America N.A., as Administrative Agent (filed herewith).

          10.4 Lender Joinder Agreement dated as of August 3, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, and Sovereign Bank as the New Lender and Bank of America N.A., as Administrative Agent (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.

 September 14, 2004                        BY: /s/ Wade H. Roberts, Jr.
                                              ---------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

 September 14, 2004                        BY: /s/ Stephen E. Markert, Jr.
                                              ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Amended and Restated Credit Agreement dated as of June 30, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers. The Subsidiaries Identified Herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

          10.2 Assignment and Assumption dated as of August 3, 2004 by and between Bank of America, N.A. and Sovereign Bank.

          10.3 Lender Joinder Agreement dated as of August 3, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent.

          10.4 Lender Joinder Agreement dated as of August 3, 2004 among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent.

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

          32.1 Section 1350 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Section 1350 Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.