Form 10-Q
period 2004-10-31
C&D TECHNOLOGIES INC
filed 2004-12-10
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

     Number of shares of the Registrant's Common Stock outstanding on November 30, 2004: 28,714,963

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX

   PART I. FINANCIAL INFORMATION                                   Page No.

      Item 1 - Financial Statements (Unaudited)

          Consolidated Balance Sheets -
           October 31, 2004 and January 31, 2004................      3

          Consolidated Statements of Operations - Three and Nine
           Months Ended October 31, 2004 and 2003...............      5

          Consolidated Statements of Cash Flows -
           Nine Months Ended October 31, 2004 and 2003..........      6

          Consolidated Statements of Comprehensive (Loss)
           Income - Three and Nine Months Ended October 31, 2004
           and 2003.............................................      8

          Notes to Consolidated Financial Statements............      9

          Report of Independent Registered Public Accounting
           Firm.................................................     22

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...     23

      Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk...............................     32

      Item 4 - Controls and Procedures..........................     32

   PART II. OTHER INFORMATION

      Item 2 - Unregistered Sales of Equity Securities and Use
                and Proceeds....................................     33

      Item 6 - Exhibits.........................................     34

   SIGNATURES...................................................     35

   EXHIBIT INDEX................................................     36

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements


                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)


                                                     October 31,     January 31,
                                                        2004           2004
                                                        ----           ----
ASSETS

Current assets:
      Cash and cash equivalents...................    $ 24,567       $ 12,306
      Accounts receivable, less allowance for
           doubtful accounts of $2,100 and $1,476,
           respectively...........................      76,702         49,838
      Inventories.................................      82,320         47,175
      Deferred income taxes.......................      11,311         10,356
      Other current assets........................       2,178          1,262
                                                       -------        -------
                 Total current assets.............     197,078        120,937

Property, plant and equipment, net................     105,728        104,799
Intangible and other assets, net..................      59,997         39,799
Goodwill..........................................     195,136        120,415
                                                       -------        -------
                 Total assets.....................    $557,939       $385,950
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term debt.............................    $  1,875       $    -
      Accounts payable............................      43,506         22,246
      Accrued liabilities.........................      31,379         19,495
      Income taxes................................       3,558          3,791
      Other current liabilities...................      16,307         11,400
                                                       -------        -------
                 Total current liabilities........      96,625         56,932

Deferred income taxes ............................      24,779         17,369
Long-term debt....................................     131,308         19,620
Other liabilities.................................      31,238         14,310
                                                       -------        -------
                 Total liabilities................     283,950        108,231


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)


                                                      October 31,   January 31,
                                                         2004          2004
                                                         ----          ----
Commitments and contingencies

Minority interest.................................       8,063         8,186

Stockholders' equity:
      Common stock, $.01 par value, 75,000,000
          shares authorized; 28,713,533 and
          28,605,747 shares issued, respectively..         287           286
      Additional paid-in capital..................      71,935        70,619
      Treasury stock, at cost, 3,367,251 and
          3,196,508 shares, respectively..........     (47,126)      (44,481)
      Accumulated other comprehensive
          income..................................       4,170         3,259
      Retained earnings...........................     236,660       239,850
                                                       -------       -------
                 Total stockholders' equity.......     265,926       269,533
                                                       -------       -------
                 Total liabilities and
                   stockholders' equity...........    $557,939      $385,950
                                                       =======       =======


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)



                                               Three months ended          Nine months ended
                                                   October 31,                October 31,
                                                2004        2003           2004        2003
                                                ----        ----           ----        ----


Net sales.................................    $112,732    $84,870        $292,164    $243,602
Cost of sales.............................     103,824     65,214         247,194     187,876
                                               -------     ------          ------     -------
    Gross profit..........................       8,908     19,656          44,970      55,726

Selling, general and administrative
    expenses..............................      12,844     10,097          32,545      29,791
Research and development expenses.........       5,463      2,358          11,319       7,104
                                               -------     ------          ------     -------
    Operating (loss) income...............      (9,399)     7,201           1,106      18,831

Interest expense, net.....................       1,894        254           2,988       1,002
Other expense, net........................         202        365           1,261         947
                                               -------     ------          ------     -------
    (Loss) income before income taxes
       and minority interest..............     (11,495)     6,582          (3,143)     16,882

(Benefit) provision for income taxes......      (4,126)     2,435            (887)      6,246
                                               -------     ------          ------     -------
    Net (loss) income before
       minority interest..................      (7,369)     4,147          (2,256)     10,636

Minority interest.........................         (16)       (56)           (113)         31
                                               -------     ------          ------     -------
    Net (loss) income.....................    $ (7,353)   $ 4,203         $(2,143)   $ 10,605
                                               =======     ======          ======     =======

Net (loss) income per share - basic.......    $   (.29)    $  .16         $  (.08)   $    .41
                                               =======     ======          ======     =======

Net (loss) income per share - diluted.....    $   (.29)    $  .16         $  (.08)   $    .41
                                               =======     ======          ======     =======

Dividends per share.......................    $    -      $.01375         $.04125    $ .04125
                                               =======     ======          ======     =======

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                                Nine months ended
                                                                    October 31,
                                                               2004            2003*
                                                               ----            ----

Cash flows provided (used) by operating activities:
    Net (loss) income....................................  $  (2,143)       $ 10,605
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
          Minority interest..............................       (113)             31
          Depreciation and amortization..................     17,730          17,033
          Deferred income taxes..........................     (3,720)          1,320
          Impairment of assets...........................      9,602             -
          Write-off of acquired in-process research and
             development.................................        440             -
          (Gain) loss on disposal of assets..............        (66)             59
          Changes in, net of effects of acquisitions:
                Accounts receivable......................     (1,918)         (5,896)
                Inventories..............................     (5,655)          3,332
                Other current assets.....................       (205)           (134)
                Accounts payable.........................      7,763            (458)
                Accrued liabilities......................      4,539           2,072
                Income taxes payable.....................     (1,511)          5,190
                Other current liabilities................      1,074             867
                Other liabilities........................      1,314          (1,771)
                Other assets.............................        814           1,432
                Deferred income taxes....................        223             257
          Other, net.....................................      1,672          (1,119)
                                                             -------         -------
Net cash provided by operating activities................     29,840          32,820
                                                             -------         -------
Cash flows provided (used) by investing activities:
    Acquisition of businesses, net of cash acquired......   (128,301)        (11,984)
    Acquisition of property, plant and equipment.........     (8,734)         (2,792)
    Proceeds from disposal of property, plant
       and equipment.....................................     15,703              64
                                                             -------         -------
Net cash used by investing activities....................   (121,332)        (14,712)
                                                             -------         -------
Cash flows provided (used) by financing activities:
    Repayment of debt....................................       (438)        (20,000)
    Proceeds from new borrowings.........................    106,190             -
    Financing costs of long-term debt....................       (753)            (75)
    Increase in book overdrafts..........................      1,809             352
    Proceeds from issuance of common stock...............        913             479
    Purchase of treasury stock...........................     (2,983)         (3,503)
    Payment of common stock dividends....................     (1,047)         (1,056)
    Payment of minority interest dividends...............        (10)           (207)
                                                             -------         -------
Net cash provided (used) by financing activities.........    103,681         (24,010)
                                                             -------         -------
Effect of exchange rate changes on cash..................         72             184
                                                             -------         -------
Increase (decrease) in cash and cash equivalents.........     12,261          (5,718)

Cash and cash equivalents at beginning
   of period.............................................     12,306          12,966
                                                             -------         -------
Cash and cash equivalents at end of period...............  $  24,567        $  7,248
                                                             =======         =======





                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                                Nine months ended
                                                                    October 31,
                                                               2004            2003*
                                                               ----            ----

SCHEDULE OF NON CASH INVESTING
AND FINANCIAL ACTIVITIES

Acquired businesses:
   Estimated fair value of assets acquired...............   $ 76,969        $ 10,886
   Goodwill..............................................     74,598             -
   Identifiable intangible assets........................     22,552           3,898
   Cash paid, net of cash acquired.......................   (128,301)        (11,984)
                                                             -------         -------
   Liabilities assumed...................................   $ 45,818        $  2,800
                                                             =======         =======
Decrease in property, plant, and equipment acquisitions
   in accounts payable...................................   $    (32)       $   (371)
                                                             =======         =======

* Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)
                                   (UNAUDITED)


                                                             Three months ended          Nine months ended
                                                                 October 31,                 October 31,
                                                             2004         2003           2004         2003
                                                             ----         ----           ----         ----


Net (loss) income........................................  $(7,353)      $4,203        $(2,143)     $10,605

Other comprehensive (loss) income, net of tax:

  Net unrealized (loss) gain on derivative instruments...      (40)         108            300          229

  Foreign currency translation adjustments...............      822        1,629            611          919
                                                             -----        -----          -----       ------
Total comprehensive (loss) income........................  $(6,571)      $5,940        $(1,232)     $11,753
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


1. INTERIM STATEMENTS

     The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2004. The January 31, 2004 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair presentation of the consolidated financial position as of October 31, 2004 and the related consolidated statements of operations and comprehensive (loss) income for the three and nine month periods ended October 31, 2004 and 2003 and the related consolidated statements of cash flows for the nine-month periods ended October 31, 2004 and 2003. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.


2. STOCK-BASED COMPENSATION PLANS

     Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net
(loss) income. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods, generally three years. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.


                                                                  Three months ended          Nine months ended
                                                                      October 31,                October 31,
                                                                   2004        2003           2004         2003
                                                                   ----        ----           ----         ----

Net (loss) income - as reported..............................    $(7,353)     $4,203         $(2,143)    $10,605
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.................        920         876           2,863       2,946
                                                                   -----       -----           -----       -----
Net (loss) income - pro forma................................    $(8,273)     $3,327         $(5,006)     $7,659
                                                                   =====       =====           =====       =====
Net (loss) income per common share - basic - as reported.....    $ (0.29)     $ 0.16         $ (0.08)     $ 0.41
Net (loss) income per common share - basic - pro forma.......    $ (0.33)     $ 0.13         $ (0.20)     $ 0.30
Net (loss) income per common share - diluted - as reported...    $ (0.29)     $ 0.16         $ (0.08)     $ 0.41
Net (loss) income per common share - diluted - pro forma.....    $ (0.33)     $ 0.13         $ (0.20)     $ 0.30
Weighted average fair value of options
  granted during the period..................................    $  9.24         *           $  9.09      $ 7.79

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

     In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees" and generally require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for any interim or annual period beginning after June 15, 2005.


3. NEW ACCOUNTING PRONOUNCEMENT

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard ("IAS") No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.


4. CASH AND CASH EQUIVALENTS

     The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $6,730 and $4,921 at October 31, 2004 and January 31, 2004, respectively.


5. INVENTORIES

     Inventories consisted of the following:

                                                  October 31,     January 31,
                                                      2004           2004
                                                      ----           ----

         Raw materials............................  $33,847        $17,961
         Work-in-progress.........................   13,904         10,667
         Finished goods...........................   34,569         18,547
                                                     ------         ------
                                                    $82,320        $47,175
                                                     ======         ======

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


6. INCOME TAXES

     A reconciliation of the (benefit) provision for income taxes from the statutory rate to the effective rate is as follows:

                                                        Nine months ended
                                                           October 31,
                                                        2004         2003
                                                        ----         ----

     U.S. statutory income tax.......................   35.0%        35.0%
     State tax, net of federal income tax benefit....   16.4          1.2
     Tax effect of foreign operations................   (2.3)         -
     Increase in valuation allowance.................  (19.1)         -
     Resolution of state tax audits..................    3.8          -
     Tax effect of write-off of acquired in-process
       research and development......................   (4.9)         -
     Other...........................................   (0.7)         0.8
                                                        ----         ----
                                                        28.2%        37.0%
                                                        ====         ====

     The change in the effective tax rate is due to: (i) a net loss before income taxes in the current fiscal year as compared to net income before taxes in the comparable period of the prior year; (ii) the valuation allowance in the current year related to United States foreign tax credits for unremitted earnings of a controlled foreign subsidiary; (iii) the state tax benefit from the impairment of fixed assets in conjunction with a significant amount of foreign earnings; (iv) the tax effect of the write-off of non-deductible acquired in-process research and development related to the Datel acquisition, and (v) the tax effect from the resolution of state tax audits.


7. NET (LOSS) INCOME PER COMMON SHARE

     Net (loss) income per share - basic is based on the weighted average number of shares of Common Stock outstanding. Net (loss) income per share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted average common shares and common shares - diluted were as follows:


                                                       Three months ended              Nine months ended
                                                           October 31,                    October 31,
                                                        2004         2003              2004         2003
                                                        ----         ----              ----         ----

Weighted average shares
   of common stock
   outstanding...................................    25,348,104   25,495,740        25,350,509   25,565,778
Assumed exercise of stock
   options, net of shares
   assumed reacquired............................           -  *     261,032               -  *     157,729
                                                     ----------   ----------        ----------   ----------
Weighted average common
   shares - diluted..............................    25,348,104   25,756,772        25,350,509   25,723,507
                                                     ==========   ==========        ==========   ==========

     *Due to a loss during the period, zero incremental shares are included because the effect would be anti-dilutive.

     Due to net losses in the three and nine months ended October 31, 2004, the effect of the potential common shares resulting from the assumed exercise of stock options, net of shares assumed reacquired was excluded, as the effect would have been anti-dilutive.

     During the three months and nine months ended October 31, 2003, there were 1,519,266 outstanding employee stock options that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

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

     The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including the Company. As a result of the approval of its plan of re-organization for emergence from bankruptcy on April 21, 2004, this liability is expected to be discharged in exchange for common stock of a value equal to a percentage of Exide's total liability, which the Company does not expect to be material.

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

     In October 2004, the Company accrued estimated environmental clean-up and impaired equipment decontamination charges of $3,881 associated with the impairment charges related to the Leola, Pennsylvania and Huguenot, New York facilities, the timing for which has not been ascertained.

     The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of October 31, 2004, accrued environmental reserves totaled $6,273, consisting of $5,596 in other current liabilities and $677 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and potential settlements are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


9. OPERATIONS BY REPORTABLE SEGMENT

     Effective February 1, 2004, the Company combined the Dynasty and Powercom divisions into the newly created Standby Power Division. The results of the prior year have been reclassified for comparative purposes.

     The Company has the following three reportable business segments:

     The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies ("UPS"), cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television ("CATV") signal powering, corporate data center powering and computer network backup for use during power outages.

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

     Summarized financial information related to the Company's business segments for the three and nine months ended October 31, 2004 and 2003 is shown below:

                                                     Standby        Power          Motive
                                                      Power      Electronics       Power
                                                     Division     Division        Division    Consolidated
                                                     --------    -----------      --------    ------------
Three months ended October 31, 2004:

Net sales................................            $ 62,225       $35,571       $14,936       $112,732
Operating (loss) income..................            $ (5,300)      $ 1,169       $(5,268)      $ (9,399)

Three months ended October 31, 2003:

Net sales................................            $ 60,075       $ 9,450       $15,345       $ 84,870
Operating income (loss)..................            $  7,795       $   401       $  (995)      $  7,201


Nine months ended October 31, 2004:

Net sales................................            $184,609       $65,793       $41,762       $292,164
Operating income (loss)..................            $  5,853       $ 4,395       $(9,142)      $  1,106

Nine months ended October 31, 2003:

Net sales................................            $174,891       $28,528       $40,183       $243,602
Operating income (loss)..................            $ 23,603       $  (584)      $(4,188)      $ 18,831

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


10. DERIVATIVE INSTRUMENTS

     The following table includes the Company's interest rate swaps as of October 31, 2004 and January 31, 2004. These interest rate swaps are designated as cash flow hedges and, therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive (loss) income.


                                        Fixed     Variable     Fair      Fair
                                       Interest   Interest     Value     Value
Notional      Origination   Maturity     Rate       Rate        At        At
 Amount           Date        Date       Paid     Received   10/31/04   1/31/04
--------      -----------   --------   --------   --------   --------   -------

 $20,000      04/16/01      04/11/06    5.56%     LIBOR       $(831)    $(1,486)
 $10,000      07/29/04      08/02/07    3.70%     LIBOR        (155)        -
                                                               ----      ------
                                                              $(986)    $(1,486)
                                                               ====      ======

     The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(200) and $(923) as of October 31, 2004 and January 31, 2004. Changes in the fair value of these currency forward contracts are recorded in other expense, net.


11. WARRANTY

     The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                          Nine months ended
                                                             October 31,
                                                          2004         2003
                                                          ----         ----

Balance at beginning of period......................... $ 9,759      $10,599
Opening balance sheet liability of acquired companies..     393          -
Current period provisions..............................   3,376        3,909
Expenditures...........................................  (4,214)      (6,682)
                                                         ------       ------
Balance at end of period............................... $ 9,314      $ 7,826
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

                                        Postretirement          Postretirement
                                           Benefits                Benefits
                                      ------------------       -----------------
                                      Three months ended       Nine months ended
                                          October 31,             October 31,
                                      ------------------       -----------------
                                        2004       2003         2004       2003
                                        ----       ----         ----       ----
Service Cost.......................... $ 40        $ 43         $118       $129
Interest Cost.........................   52          63          155        189
Amortization of prior service cost....   29          28           86         86
Recognized actuarial gain.............   (1)          -           (1)        (2)
                                         --         ---          ---        ---
Net periodic benefit cost............. $120        $134         $358       $402
                                        ===         ===          ===        ===

                                       Pension Benefits        Pension Benefits
                                      ------------------       -----------------
                                      Three Months ended       Nine Months ended
                                          October 31,             October 31,
                                      ------------------       -----------------
                                       2004        2003         2004        2003
                                       ----        ----         ----        ----
Service Cost........................ $   430     $   378      $ 1,289     $ 1,134
Interest Cost.......................     974         956        2,920       2,867
Expected return on plan assets......  (1,217)     (1,031)      (3,652)     (3,092)
Amortization of prior service cost..       5           4           14          14
Recognized actuarial loss...........     372         352        1,116       1,057
                                      ------      ------       ------       -----
Net periodic benefit cost........... $   564     $   659      $ 1,687     $ 1,980
                                      ======      ======       ======       =====

     The Company is not required to make any contributions to its pension plans for fiscal 2005. In the three month period ended October 31, 2004, the Company made a discretionary contribution of $596 to one of its pension plans. The Company expects to make additional discretionary contributions of approximately $2,400 to its pension plans in the fourth quarter of fiscal 2005, assuming the discount rate remains at 6%.

     The Company also expects to make contributions totaling approximately $229 to the two Company sponsored postretirement benefit plans.

                  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


13. ACQUISITIONS

     On May 27, 2004, the Company acquired Celab Limited ("Celab") for approximately $10,500 net of approximately $4,700 in cash acquired, plus additional acquisition related costs of approximately $400, primarily related to legal fees and due diligence. Celab, based in Hampshire, United Kingdom, is a provider of power conversion products, predominantly sold into military, CATV and telecommunications applications in Europe. The acquisition of Celab is expected to provide a platform for expanded sales to the military. This acquisition was funded with the Company's working capital and its existing credit agreement.

     On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries ("Datel") for an aggregate purchase price of approximately $74,800 plus additional acquisition related costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of a $66,400 cash payment as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The acquisition of Datel is expected to provide the Company with a broader product offering, access to a diverse group of OEM customers as well as an expanded international footprint, notably, including operations in Japan. The independent appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11 year expected useful life, customer relationships of $8,900 with a 20 year expected useful life, trades names of $2,400 with a 25 year expected useful life, and acquired in-process research and development of $440, which lastly, resulted in a charge to operations of this amount in the three month period ending October 31, 2004.

     On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS", a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $900, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. The acquisition of CPS is expected to provide the Company with a broader product offering, access to an expanded group of OEM customers and additional low-cost engineering resources in mainland China. This acquisition was funded with the Company's expanded revolving credit facility.

     To finance the acquisitions, on June 30, 2004 the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004 at the Company's request.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


     The three acquisitions referred to above are included in the Power Electronics Division for reporting purposes. At October 31, 2004, the purchase-price allocations to the assets acquired and liabilities assumed for the CPS acquisition completed during the third quarter of fiscal 2005 is preliminary and subject to the finalization of independent appraisals of acquired tangible and intangible assets, which may include in-process research and development, which, if identified, would result in a charge to earnings upon finalization. The purchase price for these acquisitions was preliminarily allocated as follows:

     Accounts receivable....................   $ 26,310
     Inventory..............................     29,320
     Other current assets...................        738
     Deferred income tax assets.............      2,231
     Property, plant and equipment..........     17,734
     Other assets...........................        636
     Goodwill...............................     74,598
     Identifiable intangible assets.........     22,552
     Short-term debt........................     (1,355)
     Accounts payable.......................    (11,884)
     Accrued liabilities....................     (7,777)
     Income taxes...........................     (1,697)
     Other current liabilities..............     (3,857)
     Deferred income tax liabilities........    (12,185)
     Long-term debt.........................     (7,063)
                                                -------
     Total purchase price...................   $128,301
                                                =======

                  C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


     The following unaudited pro forma financial information combines the consolidated results of operations as if the Datel, Celab and CPS acquisitions had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable. The pro forma adjustments contained in the table below include amortization of intangibles, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, interest expense on the acquisition debt and related income tax effects. Additional pro forma adjustments include the elimination of CPS divestiture related costs of $1,200 and a conciliatory claim settlement of $3,500 made by Celestica, Inc. to preserve a key customer relationship of the parent company.


                                                   (Unaudited)
                                 Three Months Ended          Nine Months Ended
                                     October 31,                October 31,
                                  2004        2003           2004         2003
                                  ----        ----           ----         ----

Net sales....................   $128,483     $121,359      $392,437     $353,393
Net (loss) income............   $(13,594)    $  1,289      $ (9,533)    $  5,002
Net (loss) income per common
   share - basic.............   $  (0.54)    $   0.05      $  (0.38)    $   0.20
Net (loss) income per common
   share - diluted...........   $  (0.54)    $   0.05      $  (0.38)    $   0.19

     The pro forma net income includes the following significant nonrecurring charges incurred by CPS prior to the acquisition in the three months and nine months ended October 31, 2004:

         Accrual for inventory obsolescence.......   $ 7,900
         Severance and related benefits...........     2,800
         Other costs..............................       600
                                                      ------
         Total....................................   $11,300
                                                      ======


     The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.


14. IMPAIRMENT OF FIXED ASSETS

     During the third quarter of fiscal 2005, the Company substantially completed the transition of its Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSE and msEndur(TM)) to the Company's Reynosa, Mexico facility. As a result of the completion of feasibility analyses and successful product start-up testing, the Company recorded impairment charges related to machinery and equipment of $9,488, consisting of $6,293 in Leola, Pennsylvania (recorded in the Company's Standby Power Division) and $3,195 in Huguenot, New York (recorded in the Company's Motive Power Division). These charges are included in cost of sales on the Consolidated Statement of Operations. These impairment charges were primarily related to the equipment associated with the HD product line in Leola and the V-Line products manufactured in Huguenot. In general, older, excess and/or immovable manufacturing equipment was replaced by more modern production equipment located in the Company's Reynosa, Mexico facility. The Leola impairment charge also included certain equipment related to the Round Cell product line, for which sales have declined as a result of being displaced by the Company's other flooded products manufactured at another facility. Additionally, one of the Company's buildings in Leola has been reclassified as held for sale. This building, which had a book value of $2,014 at October 31, 2004, has been written down to $1,900, a loss of $114.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


15. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Receivables consist of the following at October 31, 2004 and January 31, 2004.

                                             October 31,     January 31,
                                                 2004           2004
                                                 ----           ----

    Trade receivables........................  $72,628        $45,396
    Notes receivable.........................    2,639          2,323
    Other....................................    3,535          3,595
    Allowance for doubtful accounts..........   (2,100)        (1,476)
                                                ------         ------
    Total receivables........................  $76,702        $49,838
                                                ======         ======

     Following are the changes in the allowance for doubtful accounts during the periods ended:

                                             October 31,     October 31,
                                                 2004           2003
                                                 ----           ----

    Balance at beginning of period...........   $1,476         $1,906
    Additions................................       26             46
    Write-offs net of recoveries.............     (127)          (364)
    Opening balance sheet of acquired
       companies.............................      725            -
                                                 -----          -----
    Balance at end of period.................   $2,100         $1,588
                                                 =====          =====


16. DEBT

     On June 30, 2004 the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004 at the Company's request. The credit agreement included lender approval of the Datel and CPS acquisitions. The agreement also includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by the Company's leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.25% or Prime, to Prime plus .75%. The initial loans are priced at LIBOR plus 2.25% or Prime plus .75%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter commencing with the third quarter of this fiscal year. The agreement requires the Company to pay a fee of .25% to .50% per annum on any unused portion of the facility, based on the leverage ratio.

     The revolving credit facility includes a letter of credit facility not to exceed $25,000 and swingline loans not to exceed $10,000. The credit agreement contains restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the credit agreement. The Company was in compliance with its loan agreement covenants at October 31, 2004.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


17. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     With respect to the unaudited financial information of the Company for the three and nine month periods ended October 31, 2004 and 2003, the Company's Independent Registered Public Accounting Firm, in their report dated December 10, 2004, appearing herein, state that they did not audit and they do not express an opinion on the unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The Independent Registered Public Accounting Firm is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

     We have reviewed the accompanying consolidated balance sheet of C&D Technologies, Inc. and its subsidiaries (the "Company") as of October 31, 2004, and the related consolidated statements of operations and comprehensive (loss) income for each of the three-month and nine-month periods ended October 31, 2004 and 2003, and the consolidated statement of cash flows for the nine-month periods ended October 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 10, 2004

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Item 2.

     Within the following discussion, unless otherwise stated, "quarter" and "nine-month period", refer to the third quarter of fiscal 2005 and the nine months ended October 31, 2004. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

     Two acquisitions occurred during the second quarter of fiscal 2005. On May 27, 2004 we acquired Celab, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004 we acquired Datel, a Mansfield, Massachusetts-based manufacturer of DC to DC converters, data acquisition components and digital meters.

     On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as "CPS", a Toronto, Ontario-based manufacturer. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are part of the Power Electronics Division.

     Net sales for the third quarter of fiscal 2005 increased $27,862 or 33% to $112,732 from $84,870 in the third quarter of fiscal 2004. This increase resulted primarily from the aforementioned acquisitions. Sales of the Power Electronics Division increased $26,121 or 276%, primarily due to net sales of $24,292 recorded by the acquired entities during the quarter, coupled with higher sales by the legacy portion of the Power Electronics Division, which increased $1,829 or 19%, primarily due to higher DC to DC converter sales. Sales by the Standby Power Division increased $2,150 or 4%, primarily due to increased sales to the UPS market, partially offset by continued weakness in the telecommunications market. Motive Power divisional sales decreased $409 or 3%, primarily due to lower battery sales.

     Net sales for the nine-month period ended October 31, 2004 increased $48,562 or 20% to $292,164 from $243,602. This increase resulted primarily from sales recorded by the recent acquisitions coupled with improved customer demand for products of all three divisions. Sales of the Power Electronics Division increased $37,265 or 131%, primarily due to net sales of $31,677 recorded by the aforementioned acquisitions during fiscal 2005, coupled with higher sales by the legacy portion of the Power Electronics Division which increased $5,588 or 20%, primarily due to higher DC to DC converter sales. Standby Power divisional sales increased $9,718 or 6%, mainly due to increased sales to the UPS and CATV markets, partially offset by lower sales to the telecommunications market. Sales of the Motive Power Division increased $1,579 or 4%, primarily due to higher sales of both batteries and chargers.

     Gross profit for the third quarter of fiscal 2005 decreased $10,748 or 55% to $8,908 from $19,656 in the prior year. The gross margin decreased from 23.2% to 7.9%. Gross profit declined in the Standby Power and Motive Power divisions, primarily as a result of non-cash impairment charges at our Leola, Pennsylvania and Huguenot, New York facilities totaling $9,602, and associated estimated environmental clean-up and impaired equipment decontamination charges at these two facilities in the amount of $3,881, coupled with an increase in the cost of lead of approximately $7,324. During the quarter, the spot price of lead averaged 42 cents per pound, versus 24 cents in last year's third quarter and 40 cents per pound during the second quarter of fiscal 2005. Gross profit in the Power Electronics Division increased during the third quarter primarily due to the results of the recent acquisitions, coupled with the favorable impact of increased sales by the legacy portion of the Power Electronics Division.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued
                  (Dollars in thousands, except per share data)


     Gross profit for the nine months ended October 31, 2004 declined $10,756 or 19% to $44,970 from $55,726 with margins decreasing from 22.9% to 15.4%. Similar to the third quarter, gross profit in the Standby Power and Motive Power divisions declined primarily as a result of non-cash impairment charges at our Leola, Pennsylvania and Huguenot, New York facilities totaling $9,602, and associated environmental clean-up charges at these two facilities in the amount of $3,881, coupled with an increase in the cost of lead of approximately $20,098. Additionally, there were rigging, transportation and severance costs related to the transfer of production to our Reynosa, Mexico facility of approximately $1,368. Gross profit in the Power Electronics Division increased primarily due to the results of the acquisitions coupled with the favorable impact of increased sales by the legacy portion of the Power Electronics Division.

     Selling, general and administrative expenses for the third quarter of fiscal 2005 increased $2,747 or 27%. This increase was primarily due to incremental selling, general and administrative expenses of $3,580 related to the recent acquisitions and corporate-wide Sarbanes-Oxley Act internal control compliance costs of $1,096, partially offset by lower warranty costs of $847 and lower commissions of $738 (primarily in the Motive Power and Standby Power divisions).

     Selling, general and administrative expenses for the nine-month period ended October 31, 2004 increased $2,754 or 9%. This increase was also primarily due to the recent acquisitions, which incurred selling, general and administrative expenses of $4,538, coupled with Sarbanes-Oxley compliance costs of $1,362, partially offset by lower compensation related expenses of $1,021 and lower commissions of $1,345.

     Research and development expenses for the third quarter of fiscal 2005 increased $3,105 or 132%. As a percentage of sales, research and development expenses increased from 2.8% of sales in the third quarter of fiscal 2004 to 4.8% in the third quarter of fiscal 2005. This increase was primarily the result of the recent acquisitions, which had research and development expenses of $2,843 during the quarter, including the expensing of acquired in-process research and development in the amount of $440 related to the Datel acquisition.

     Research and development expenses for the nine-month period increased $4,215 or 59%. As a percentage of sales, research and development expenses increased from 2.9% during the first nine months of fiscal 2004 to 3.9% during the first nine months of fiscal 2005. Consistent with the quarter, the increase was primarily the result of $3,328 of research and development expenses incurred by our recent acquisitions, including the aforementioned expensing of acquired in-process research and development related to the Datel acquisition.

     Operating (loss) income for the third quarter of fiscal 2005 decreased $16,600 to an operating loss of $(9,399) from operating income of $7,201 in the comparable quarter of the prior year. This decrease was the result of an operating loss generated by the Standby Power Division as compared with operating income in the comparable period of the prior year, coupled with a higher operating loss in the Motive Power Division, partially offset by higher operating income generated by the Power Electronics Division.

     Operating income for the nine months ended October 31, 2004 decreased $17,725 or 94% to $1,106 from $18,831 in the comparable period of the prior year. This decrease was the result of lower operating income in the Standby Power Division, coupled with a higher operating loss in the Motive Power Division, partially offset by operating income generated by the Power Electronics Division as compared to an operating loss in that division in the comparable period of the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Below is a summary of key items affecting operating (loss) income for the three months and nine months ended October 31,:


                  Analysis of Change in Operating (Loss) Income

                            Fiscal Year 2005 vs. 2004


                                                         Three-months       Nine-months
                                                            ended              ended
                                                          October 31,       October 31,
                                                         ------------       -----------


Operating income - fiscal 2004.........................    $ 7,201           $ 18,831

Motive Power Division
     Operations........................................      1,666              3,740
     Lead impact.......................................     (1,297)            (3,315)
     Reynosa rigging, transportation and severance.....        (47)              (784)
     Impairments and related environmental
          clean-up charges.............................     (4,595)            (4,595)

Standby Power Division
     Operations........................................      1,980              8,505
     Lead impact.......................................     (6,027)           (16,783)
     Reynosa rigging, transportation and severance.....       (160)              (584)
     Impairments and related environmental
          clean-up charges.............................     (8,888)            (8,888)

Power Electronics Division
     Operations - legacy...............................        164              3,174
     Operations - acquisitions.........................        604              1,805
                                                             -----            -------
Operating (loss) income - fiscal 2005..................    $(9,399)          $  1,106
                                                            ======            =======


     Interest expense, net, increased $1,640 for the quarter and $1,986 for the nine months ended October 31, 2004, primarily due to higher average debt balances outstanding during the periods due to funds borrowed to finance the Celab, Datel and CPS acquisitions.

     Income tax expense for the third quarter of fiscal 2005 decreased $6,561 from the comparable period of the prior year as the result of a net loss before income taxes in the current quarter as compared to net income before income taxes in the comparable period of the prior year, partially offset by a lower effective income tax rate. Income tax expense for the nine-month period ended October 31, 2004 decreased $7,133 also due to a net loss before income taxes as compared by net income in the comparable period of the prior year. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations and other permanent items including changes in our tax reserve. The effective tax rate for the third quarter of fiscal 2005 was 35.9% as compared to 37.0% in the comparable period of the prior fiscal year. For the nine months ended October 31, 2004, the effective tax rate was 28.2% as compared to 37.0% in the comparable period of the prior fiscal year. The change in the effective tax rate is due to: (i) a net loss before income taxes in the current quarter as compared to net income before taxes in the comparable period of the prior year;
(ii) the valuation allowance recorded in the current year related to United States foreign tax credits for unremitted earnings of a controlled foreign subsidiary; (iii) the state tax benefit from the impairment of fixed assets in conjunction with a significant amount of foreign earnings; (iv) the tax effect of the write-off of non-deductible acquired in-process research and development related to the Datel acquisition, and (v) the tax effect from the resolution of state tax audits.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


    Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China that is not owned by C&D. The joint venture had a smaller net loss in the third quarter of fiscal 2005 versus the comparable period of the prior year. For the nine months ended October 31, 2004, the joint venture had a net loss as compared to net income in nine months ended October 31, 2003.

     As a result of all of the above,  for the third quarter of fiscal 2005, net
(loss) income decreased $11,556 to $(7,353) or $(0.29) per share - basic and diluted. For the nine-month period, net (loss) income decreased $12,748 to $(2,143) or $(.08) per share - basic and diluted.


Future Outlook

     During the third quarter, we substantially completed the transition of our Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSE and msEndur(TM)) to our Reynosa, Mexico facility. As a result of the completion of feasibility analyses and successful product start-up testing in the quarter, this previously announced transition resulted in a number of one-time charges totaling $13,483 during the quarter as follows: (i) a non-cash impairment charge of $4,585 related to HD property, plant and equipment in Leola, Pennsylvania; (ii) environmental clean-up and impaired equipment decontamination charges of $2,481 related to our Leola, Pennsylvania facility;
(iii) a non-cash impairment charge of $3,195 related to machinery and equipment in Huguenot, New York; and (iv) environmental clean-up and impaired equipment decontamination charges of $1,400 related to Huguenot, New York. The impaired machinery and equipment was generally older, excess and/or immovable equipment that was replaced by more modern equipment located in the Reynosa, Mexico facility. We also incurred non-cash impairment charges of $1,822 on Leola, Pennsylvania machinery and equipment related to our Round Cell product line as this product is slowly being displaced by our other flooded products.

     Our earnings continue to be negatively affected by higher raw material pricing. Higher lead prices negatively affected operating results in the quarter by approximately $7,324 compared to the prior year's third quarter, and approximately $1,300 compared to the second quarter of fiscal 2005. Based on the assumption that lead pricing remains constant, as to which there can be no assurance, we are projecting diluted earnings per share in the range of $0.08 to $0.12 for the fourth quarter. Currently, we are hedged on approximately 15% of our domestic lead requirements through June 2005, and monitor the lead market for favorable buying opportunities. In addition, this earnings estimate does not include potential effects associated with the finalization of the independent appraisal of acquired tangible and intangible assets related to our acquisition of CPS, which may include acquired in-process research and development which, if identified, would result in a charge to earnings upon finalization.


Liquidity and Capital Resources

     Net cash provided by operating activities decreased $2,980 or 9% to 29,840 for the nine-month period ended October 31, 2004 compared to $32,820 in the same period of the prior year. This decrease in net cash provided by operating activities was primarily due to: (i) a net loss in the nine months ended October 31, 2004 versus net income in the nine months ended October 31, 2003; (ii) an increase in inventories in the nine-month period ending October 31, 2004 versus a decrease in the comparable period of the prior year; (iii) a decrease in current taxes payable in the nine-month period ended October 31, 2004 as compared to an increase in the comparable period of the prior fiscal year (primarily due to the receipt of income tax refunds of approximately $2,300 in the first nine months of fiscal 2004); and (iv) a deferred tax credit in the nine months ended October 31, 2004 versus deferred tax expense in the nine months ended October 31, 2003. These changes, resulting in lower net cash provided by operating activities, were partially offset by (i) an impairment of fixed assets in the amount of $9,602 during the nine months ended October 31, 2004; (ii) an increase in accounts payable in the nine months ended October 31, 2004 as compared to a decrease in the nine months ended October 31, 2003; (iii) a smaller increase in accounts receivable during the nine months ended October 31, 2004 versus the nine months ended October 31, 2003; and (iv) an increase in other liabilities in the nine-month period ending October 31, 2004 versus a decrease in the comparable period of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)


     Net cash used by investing activities increased $106,620 or 725% to $121,332 in the first nine months of fiscal 2005 as compared to $14,712 in the comparable period of the prior fiscal year, primarily due to the acquisitions of Celab, Datel and CPS in the current fiscal year. This increase was partially offset by the receipt of approximately $15,500 from the Chinese government as partial payment for the Company's existing battery facility located in Shanghai. The Company intends to use these funds for the future construction of a new battery manufacturing facility in Shanghai.

     We had net cash provided by financing activities of $103,681 in the nine months ended October 31, 2004 as compared to net cash used by financing activities of $24,010 in the comparable period of the prior fiscal year. Current year financing activities included $106,190 from new borrowings primarily used to finance the acquisitions of Celab, Datel and CPS. This was partially offset by $2,983 used to acquire treasury stock. Prior year net cash used by financing activities included $20,000 for the reduction of debt and $3,503 for the purchase of treasury stock.

     On June 30, 2004, we entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004 at our request. The credit agreement included lender approval of the Datel and CPS acquisitions. The agreement also includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by our leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.25% or Prime, to Prime plus .75%. The initial loans are priced at LIBOR plus 2.25% or Prime plus .75%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter commencing with the third quarter of this fiscal year. The agreement requires that we pay a fee of .25% to .50% per annum on any unused portion of the facility, based on the leverage ratio.

     The revolving credit facility includes a letter of credit facility not to exceed $25,000 and swingline loans not to exceed $10,000. The credit agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit us to pay dividends so long as there are no defaults under the credit agreement. Subject to that restriction and the provisions of Delaware law, our Board of Directors currently intends to continue paying dividends. We cannot assure you that we will continue to do so since future dividends will depend on our earnings, financial condition and other factors.

     We were in compliance with our loan agreement covenants at October 31, 2004. The availability under this agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service, capital expenditures and possible strategic acquisitions. Capital expenditures during fiscal 2004 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal 2005 capital expenditures are expected to be approximately $10,000 for similar purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     In March 2004, the FASB issued an exposure document entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)." The Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees" and generally require that such transactions be accounted for using a fair-value-based method. This accounting treatment, if approved, could result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for any interim or annual period beginning after June 15, 2005.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.


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

o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate (including the United States) could affect our business and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition and business combinations or reorganizations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States and other countries in which we conduct business could affect our results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


o Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our results of operations.

o Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, CATV, switchgear and control, material handling and military.

o Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary component cost of our battery products, or other product parts or components. We may not be able to fully offset the effects of higher costs of raw materials through price increases to customers or productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on results of operations.

o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, which is the primary component cost of our battery products, or other product parts or components from our suppliers and internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, there can be no assurance that we will not encounter them in the future. The cessation, reduction or interruption of supply of raw materials (including lead), product parts or components, could have a material adverse effect on our operations.

o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: introduce viable new products;
     successfully complete research and development projects or integrate or otherwise capitalize upon purchased or licensed technology; obtain adequate intellectual property protection; or gain market acceptance of the new products. Our growth could also be affected by competitive products and technologies.

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

o We have undertaken and may continue to undertake productivity initiatives, including, among others, re-organizations and facility rationalizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments and/or trigger environmental remediation obligations. Further, there can be no assurance that any of these initiatives will be completed or beneficial to us.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)

o    Our  facilities  are  subject to a broad  array of  environmental  laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other PRPs at multi-party sites, the number and financial viability of other PRPs and risks associated with litigation.

o We are exposed to the credit risk of our customers, including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks or risks associated with potential bankruptcy of our customers.

o Our business, results of operations and financial condition could be affected by significant pending and future litigation or claims adverse to us. These could potentially include, but are not limited to, the following: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified for those liabilities).

o Our performance depends on our ability to attract and retain qualified personnel. We cannot assure that we will be able to continue to attract or retain qualified personnel. A portion of our workforce is unionized. From time to time, we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                 (Dollars in thousands, except per share data)


o Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent accountants attest to such evaluation. Along with many other companies whose fiscal year ends on January 31, we must implement these requirements for the first time in connection with the preparation of the annual report for the year ending January 31, 2005. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. While we anticipate that we will be able to comply on a timely basis with these requirements, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our independent accountants are unable to attest on a timely basis to the adequacy of the Company's internal control, we may be subject to additional scrutiny surrounding our internal control over financial reporting.

o In response to the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment," or "RoHS", we established a schedule for compliance. C&D will continue to strive for elimination, and seek to have its component part suppliers eliminate prohibited hazardous substances consistent with legislative requirements. C&D will continue to actively monitor decisions around environmental legislation and align its conversion with those decisions and the needs of our customers. There is no assurance that these efforts will be successful or timely completed, the failure of either of which could have a adverse effect on our results of operations.

o C&D is a party to time-limited supply agreements with certain of its customers. There is no assurance that these contracts will be renewed or, if renewed, that they will be renewed on as favorable terms to the company as existing agreements.

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


Item 4.    Disclosure Controls and Procedures

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


Internal Control over Financial Reporting

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than in connection with the current year acquisitions. We do not believe that any such changes have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use and Proceeds

Issuer Purchases of Equity Securities:



                                                                                                    Maximum Number
                                                                                                   (or Approximate
                                                                      Total Number of              Dollar Value) of
                                 Total Number                       Shares Purchased as           Shares that May Yet
                                  of Shares      Average Price     Part of Publicly Announced    Be Purchased Under the
 Period                           Purchased      Paid per Share       Plans or Programs            Plans or Programs
--------                         ------------    --------------    --------------------------    ----------------------
August 1 - August 31, 2004          20,381           $15.43                  20,000                       139,100
September 1 - September 30, 2004       328           $17.35                    -                        1,000,000
October 1 - October 31, 2004           459           $18.60                    -                        1,000,000
                                    ------                                   ------
Total                               21,168                                   20,000
                                    ======                                   ======

     Our share repurchase program was approved by our Board of Directors and publicly announced on July 24, 2002. The program authorizes the repurchase of up to 1,000,000 shares of our common stock (having a total purchase price of no greater than $35,000,000) from time to time, directly or through brokers or agents, and has no expiration date. Of the total shares purchased, 20,000 were purchased pursuant to the July 24, 2002 repurchase program and 1,168 were purchased through deferred compensation plans.

     On September 30, 2004, our Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1,000,000 shares of C&D Technologies common stock having a total purchase price of no greater than $25,000,000. This program entirely replaces and supersedes all previously authorized stock repurchase programs.

Item 6.   Exhibits.

          10.1 Employment Agreement dated April 1, 2003 between Kevin D. Burgess and C&D (filed herewith).

          10.2 Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company's Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder (filed herewith).

          10.3 Amendment to Rights Agreement (filed herewith).

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

                                               C&D TECHNOLOGIES, INC.

December 10, 2004                         BY:  /s/ Wade H. Roberts, Jr.
                                              ----------------------------------
                                                 Wade H. Roberts, Jr.
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

December 10, 2004                         BY:  /s/ Stephen E. Markert, Jr.
                                              ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

          10.1 Employment Agreement dated April 1, 2003 between Kevin D. Burgess and C&D.

          10.2 Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company's Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder.

          10.3 Amendment to Rights Agreement.

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