Form 10-Q/A
period 2004-10-31
C&D TECHNOLOGIES INC
filed 2004-12-15
CIK 808064

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

     Number of shares of the Registrant's Common Stock outstanding on November 30, 2004: 25,347,113

Explanatory Statement

     This amendment to the Registrant's Form 10-Q report for the quarterly period ended October 31, 2004 is being filed in order to correct the number of shares of the Registrant's Common Stock outstanding on November 30, 2004 on the cover page to such Form 10-Q report.

SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C&D TECHNOLOGIES, INC.

December 15, 2004                         BY:  /s/ Stephen E. Markert, Jr.
                                              ----------------------------------
                                                 Stephen E. Markert, Jr.
                                                 Vice President Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)