Form 10-K
period 2005-01-31
C&D TECHNOLOGIES INC
filed 2005-05-03
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of Class                        on which registered
           --------------                        -------------------
            Common Stock,                      New York Stock Exchange
    par value $.01 per share

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

      Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2004:
$395,147,256

      Number of shares outstanding of each of the Registrant's classes of common stock as of April 18, 2005: 25,345,513 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Part III - Portions of Registrant's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year covered by this Form 10-K.

                      (This page intentionally left blank)

                             C&D TECHNOLOGIES, INC.

                                    FORM 10-K
                   For the Fiscal Year Ended January 31, 2005

                                      INDEX

Part I
Item 1      Business                                                                                    1
Item 2      Properties                                                                                 14
Item 3      Legal Proceedings                                                                          14
Item 4      Submission of Matters to a Vote of Security Holders                                        14

Part II
Item 5      Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases
            of Equity Securities                                                                       15
Item 6      Selected Financial Data                                                                    17
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations      18
Item 7A     Quantitative and Qualitative Disclosure about Market Risk                                  26
Item 8      Financial Statements and Supplementary Data                                                27
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       27
Item 9A     Controls and Procedures                                                                    27
Item 9B     Other Information                                                                          28

Part III
Item 10     Directors and Executive Officers of the Registrant                                         29
Item 11     Executive Compensation                                                                     29
Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder     29
            Matters
Item 13     Certain Relationships and Related Transactions                                             29
Item 14     Principal Accountant Fees and Services                                                     29

Part IV
Item 15     Exhibits and  Financial Statement Schedules                                                30

Signatures                                                                                             36

Index to Financial Statements and Financial Statement Schedule                                        F-1


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

      Our power products are comprised of the following:

      o     DC to DC converters;
      o     AC to DC and DC to DC power supplies;
      o     magnetics (transformers and inductors);
      o     custom architectures;
      o     data acquisition components; and
      o     digital meters.

      Common applications for our power products and system portfolio include:

      o telecommunications equipment, including optical switches, remote switches, Voice Over Internet Protocol (VOIP), central office backup;
      o     data centers and networked (LAN and WAN) computing architecture;
      o     high availability industrial computing;
      o     industrial temperature control systems;
      o     industrial imaging equipment;
      o     displays (signs, scanning equipment);
      o     broadband cable television ("CATV") powering;
      o     advanced office electronic machines, such as digital copiers;
      o     motive power systems for electric industrial vehicles; and
      o     military.

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

      In March 1999, we purchased substantially all of the assets of the Specialty Battery Division of Johnson Controls, Inc. ("JCI"), a Milwaukee, Wisconsin-based designer, manufacturer, marketer and distributor of industrial batteries. These assets included all of the ordinary shares of Johnson Controls Battery (U.K.) Limited, an indirect wholly owned subsidiary of JCI. In addition, in August 1999, we acquired JCI's 67% ownership interest in a joint venture battery business in Shanghai, China. The joint venture manufactures and markets industrial batteries. For reporting purposes, the Specialty Battery Division and JCI's 67% ownership interest in the joint venture battery business in Shanghai, China, are included in the results of operations in the Standby Power Division.

      In June 2000, we completed a two-for-one stock split, effected in the form of a 100% stock dividend. All share and per share amounts have been adjusted.

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

      In September 2003, we acquired certain assets from Matsushita Battery Industrial Corporation of America and Matsushita Battery Industrial de Mexico, S.A. de C.V. Acquired assets included a 240,000 square foot facility, in Reynosa, Mexico, and the equipment in the facility historically used for the manufacture of large, valve regulated lead acid batteries for standby power applications. In addition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. Our Reynosa, Mexico, facility produces product for both the Standby Power and Motive Power divisions.

      On February 1, 2004, we combined our Powercom and Dynasty divisions into the newly created Standby Power Division.

      Three acquisitions occurred during fiscal year 2005. On May 27, 2004, we acquired Celab Limited ("Celab"), based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries ("Datel"), a Mansfield, Massachusetts-based manufacturer of DC to DC converters, data acquisition components and digital meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as "CPS", a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications original equipment manufacturers ("OEMs"). For reporting purposes, these acquisitions are part of the Power Electronics Division.

Fiscal Year

      Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned.

Forward-Looking Statements

      Statements and information contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking" statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "may," "projects," "estimates," "believes" or other words of similar meaning. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategy for growth, goals, trends, product development, market position, market conditions, expenditures, sales and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events and involve a number of risks and uncertainties. We cannot guarantee that these assumptions and expectations are accurate or will occur. We caution readers not to place undue reliance on these forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

      o We operate worldwide and derive a portion of our revenue from sales outside the United States. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate (including the United States) could affect our business and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition and business combinations or reorganizations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States or other countries in which we conduct business, could affect our results of operations. (See Item 1. Business - International Operations, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Economy and Shift in Customer Demand, and Item 7A. Quantitative and Qualitative Disclosure about Market Risk - Market Risk Factors.)

      o Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our results of operations.

      o Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, uninterruptible power supply ("UPS"), CATV, switchgear and control, material handling and military.

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

      o Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, which is the primary component cost of our battery products, or other product parts or components from our suppliers and internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, there can be no assurance that we will not encounter them in the future. The cessation, reduction or interruption of supply of raw materials (including lead), product parts or components, could have a material adverse effect on our operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of our products or increase our costs.

      o Our growth objectives are largely dependent on our ability to renew our pipeline of new products and to bring these products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to: introduce viable new products; successfully complete research and development projects or integrate or otherwise capitalize upon purchased or licensed technology; obtain adequate intellectual property protection; maintain or improve product quality; or gain market acceptance of the new products. Our growth could also be affected by competitive products and technologies.

      o Our ability to implement our business strategies may be hindered or delayed. As part of our strategy for growth, we have made and may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to us. Acquisitions present significant challenges and risks relating to the integration of the business into our company, including substantial management time and financial and other resources, and there can be no assurance that we will manage acquisitions successfully.

      o We have undertaken and may continue to undertake productivity initiatives, including, among others, re-organizations, including the shut down or sale of portions of our business, and facility rationalizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. There can be no assurance that any planned performance improvements or cost savings from such activities will be realized or that delays or other interruptions in production or delivery of products will not occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments and/or trigger environmental remediation obligations. Further, there can be no assurance that any of these initiatives will be completed or beneficial to us.

      o Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other potentially responsible parties ("PRPs") at multi-party sites, the number and financial viability of other PRPs and risks associated with litigation. (See Item 1. Business - Environmental Regulations.)

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

      o     Our  performance  depends  on our  ability  to  attract  and  retain qualified personnel. We cannot assure that we will be able to continue to attract or retain qualified personnel. A portion of our workforce is unionized. From time to time, we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business. (See Item 1. Business - Employees.)

      o Our credit facility and covenants under our credit facility restrict our operational and financial flexibility and impose significant interest and financing costs. Also, our credit facility permits dividends to be paid on our Common Stock as long as there is no default under that agreement. Subject to that restriction and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors.

      o Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our earnings could be lower than anticipated.

      o In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on our business. We are highly dependent on our systems infrastructure in order to achieve our business objectives. If we experience a problem that impairs our infrastructure, such as a power outage, computer virus, intentional disruption of information technology systems by a third party, equipment failure or computer or telephone system failure, the resulting disruptions could impede our ability to book or process orders, manufacture and ship products in a timely manner or otherwise carry on our business in the ordinary course. Any such events could cause us to lose significant customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

      o In response to the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment," or ("RoHS,") we established a schedule for compliance. We will continue to strive for elimination, and seek to have our component part suppliers eliminate prohibited hazardous substances consistent with legislative requirements. We will continue to actively monitor decisions around environmental legislation and align our compliance with those decisions and the needs of our customers. There is no assurance that these efforts will be successful or timely completed, the failure of either of which could have an adverse effect on our results of operations.

      o We are a party to time-limited supply agreements with certain of our customers. There is no assurance that these contracts will be renewed or, if renewed, that they will be renewed on as favorable terms to us as existing agreements.

      The  foregoing  list  of  important  factors  is  not  all-inclusive,   or
necessarily in order of importance.

Reportable Segments

      Our operations are classified into the following reportable business segments:

      o     Standby Power Division
      o     Power Electronics Division
      o     Motive Power Division

      Segments are determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Effective February 1, 2004, we combined the Dynasty and Powercom divisions into the newly created Standby Power Division. Effective April 2005, the Motive Power Division reports to the general manager of the Standby Power Division.

      The financial information regarding our three business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2005, is provided in Note 15 to the Consolidated Financial Statements. See Part II, Item 8.

The Market for Our Products

      We manufacture and market products in the following general categories by business segment:

      o Standby Power Division - industrial batteries and fully integrated reserve power systems and components for the standby power market, which includes UPS applications for computer systems and corporate data networks, telecommunications reserve power systems, CATV signal powering, utilities and solar.
      o Power Electronics Division - custom, standard and modified standard DC to DC converters, embedded high frequency AC to DC and DC to DC switching power supplies and magnetics (transformers and inductors); digital meters and data acquisition components.
      o Motive Power Division - motive power systems for the material handling equipment market.

      We market our products through independent manufacturer's representatives, national and global distributors, specialty resellers and our own sales personnel to end users and OEMs.

      We sell some products to the U.S. Government. These sales accounted for less than 5% of our total Company sales during each of our last three fiscal years.

Products and Customers by Business Segment

      Standby Power Division - Reserve Power Systems and Components

      Through our Standby Power Division, we manufacture and market integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS, cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center powering and computer network backup for use during power outages. Our customers include industry-leading OEMs, broadband and telecommunications providers, large investor owned utilities as well as large end user customers.

      We manufacture lead acid batteries for use in reserve power systems. We sell these batteries in a wide range of sizes and configurations in two broad categories:

      o     flooded batteries; and
      o     valve-regulated lead acid batteries ("VRLA") (sealed type).

      Flooded  batteries   require  periodic  watering  and  maintenance.   VRLA
batteries require less maintenance and are often smaller.

      To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or "rectify" external AC power into DC power at the required voltage to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels, our power control and distribution equipment distributes the rectified power for each of the applications.

      Uninterruptible Power Supplies. The Standby Power Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. C&D offers distinct product families to meet the needs and requirements of this growing industry. Our Dynasty(R) High Rate VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life while complying with rigorous industry standards. In addition, the Standby Power Division offers a line of premium replacement VRLA batteries for UPS applications called the MAXRATE(TM), which we believe provides a longer life and improved runtime in the same space as that of original equipment batteries currently supplied by UPS manufacturers. Our flooded XT & XTPlus products are utilized for large system back up in major data centers and critical 24X7 applications. As a critical component to overall power backup solutions, our Standby Power Division continues to work closely with major global UPS OEMs to design a cost-effective, reliable product to meet customer expectations.

      Telecommunications. As with UPS, the Standby Power Division produces battery solutions to fill the many application needs of today's telecommunications industry. Designed specifically for the telecommunications need for long life and extended runtime, our flooded MCT and LCT family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE and msEndur(TM) family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our Dynasty(R) Tel Series VRLA Long Duration batteries are designed to Telcordia standards to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our customers use the majority of our standby power products in telecommunications applications, such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

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

      Modular Power Plants. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the Liberty(R) AGM Series Power Plant and the Liberty(R) ACM Series Power
Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries. Also, the Standby Power Division offers the Sageon(TM) family of power systems products, which are designed to fit virtually any application that demands stable, reliable and easily expandable DC power.

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

      Power Electronics Division - DC to DC Converters, Power Supplies and Magnetics

      Through our Power Electronics Division, we manufacture and market custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large OEMs of telecommunications and networking equipment, as well as office and industrial equipment. In addition, as a result of recent acquisitions, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

Sales, Installation and Servicing

      The sales, installation and servicing of certain Standby Power and Motive Power products are performed through several networks of independent manufacturer's representatives located throughout North America. Most of our independent manufacturer's representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchased for resale. Certain Standby Power and Power Electronics products are sold via a network of independent manufacturer's representatives as well as independent distributors located throughout the world.

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

      No single customer of C&D accounted for 10% or more of our net sales for the year ended January 31, 2005. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties generally are applicable to flooded standby power batteries sold by our Standby Power Division. Power supply products from our Power Electronics Division are generally sold with a one year warranty.

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

      Our order backlog at March 31, 2005, was $90,838,000 and at March 31, 2004, was $50,034,000. The increase in backlog was primarily the result of the acquisitions in fiscal year 2005. We expect to fill virtually all of the March 31, 2005, backlog during fiscal year 2006.

Manufacturing and Raw Materials

      We manufacture our products at nine domestic plants, two plants in China, two plants in Mexico and two plants in the United Kingdom. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

      Consolidation. No manufacturing facilities were closed during fiscal year 2005 or in fiscal year 2004; however, in fiscal year 2005, we completed the transition of the Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSE and msEndur(TM)) to the Company's Reynosa, Mexico, facility from the Company's Huguenot, New York, and Leola, Pennsylvania, facilities, respectively. In fiscal year 2003, we closed the metal fabrication operations at our Conshohocken, Pennsylvania, facility and now purchase products previously manufactured at this location from third parties. We also closed our Shannon, Ireland, facility in fiscal year 2003, shifting its manufacturing and design capabilities to other Power Electronics Division facilities.

      Raw Materials. The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics, printed circuit boards and electronic components, all of which are generally available from multiple suppliers. We use a number of suppliers to satisfy our raw materials needs.

      ISO 9001 Recognition. ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001:2000 standard certified at the following locations:

Domestic

      o     Conyers, Georgia;
      o     Dunlap, Tennessee;
      o     Mansfield, Massachusetts;
      o     Milwaukee, Wisconsin;
      o     Milwaukie, Oregon; and
      o     Tucson, Arizona.

International

      o     Bordon, United Kingdom;
      o     Guangzhou, China;
      o     Milton Keynes, United Kingdom;
      o     Nogales, Mexico;
      o     Romsey, United Kingdom;
      o     Shanghai, China, Standby Division joint venture; and
      o     Toronto, Canada.

      We are working towards certification at our battery plants in Attica, Indiana, and Reynosa, Mexico, and our Power Electronics Research and Development facility in Shanghai, China.

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

      Having completed the acquisitions of Celab, Datel and CPS (formerly the Celestica Power Systems division of Celestica, Inc.), we believe we have the building blocks to firmly establish our Power Electronics Division as a significant power platform in the industry. We believe our Power Electronics Division is a leading supplier of board mounted DC to DC technologies worldwide. In addition we have leading technology in the area of AC to DC and DC to DC power supplies, data acquisition, digital panel meters and magnetics. Our channels-to-market and preferred supplier position at major global OEMs set us apart in the power electronics field. We have several major technology licenses (with other power companies) and development alliances with industry-leading silicon vendors that give us a competitive portfolio in the power electronics space. Our Power Electronics Division's value proposition is rooted in technology, quality and reliability coupled with strategically located manufacturing facilities worldwide to meet the cost and logistic needs of our customers.

Research and Development

      Research and development expenses for the fiscal years ended January 31, 2005, 2004 and 2003, were $19,105,000, $9,542,000 and $9,502,000.

      We   maintain   extensive   technology   departments    concentrating   on
electrochemical and electronics technologies. We focus on:

      o     design and development of new products;
      o     development and improvement of existing products;
      o     sustaining engineering;
      o production engineering (including quality testing and managing the changes in production capacity); and
      o     evaluation of competitive products.

      We have research and development facilities in North America, China and Europe which utilize computer-aided design tools and testing equipment. Notable new product achievements in fiscal year 2005 include:

      o Standby Power Division. We launched two new flooded product lines - the DJ line for UPS and utility applications and the LCT HP line for the telecommunications industry. We also launched the msEndur(TM) product line, which is based on technology acquired as part of the Reynosa facility purchase from Matsushita in fiscal year 2004. It is a complete line of two-volt sealed product for telecommunications and UPS applications, which we believe has superior performance as compared with equivalent competitive products. The Standby Power Division also launched, under the Dynasty(R) brand, the new global MAXRATE(TM) product with attributes specifically targeting the European UPS battery market.

      o     Power  Electronics   Division.  We  launched  many  industry-leading
            products during fiscal year 2005, including:

            o Our design team introduced new products in low power DC to DC, medium power DC to DC, and standard and custom AC to DC products. Examples include the NNL series of non-isolated point of load converters, the SLC series of 100-watt quarter bricks, Compact-PCI 200 and 325 watt family releases, enhanced IPMI programmable functionality on several PCI models and a large, 5000-watt three phase, digitally-controlled power supply for a customer in the blade rack server market.

            o Celab Limited, our specialist military and CATV subsidiary developed or enhanced products for customers in its two primary markets. Celab also started two major new programs for its military customers, namely the SP1920 which powers a ship-borne SONAR system and SP1940 which powers a land-based radar system.

            o Our Datel business unit developed and announced new products across all three of its product lines (DC to DC converters, digital panel meters, and data-acquisition components), including a DC to DC ULE Series of high-density, isolated eighth-bricks. It also greatly expanded its already-industry-leading offering of non-isolated, point of load devices. In data-acquisition components, Datel developed and introduced the ADSD-1410 whose single package contains simultaneous, high-speed (10MHz), high-resolution (14-bits) sampling analog-to-digital (A/D) converters.

            o Our CPS business unit developed and announced products in fixed ratio DC to DC, custom DC to DC, and custom AC to DC. The CPS acquisition included a technology alliance with Vicor for factorized power architecture.

      In addition, the Power Electronics Division continued to develop alliances with major power management companies for reference designs, and is negotiating development agreements with major silicon companies and other power conversion companies for alternative technologies such as the Power One Z-One Digital IBA architecture.

International Operations

      Along with our domestic manufacturing facilities, we have international manufacturing facilities in China, Mexico, and the United Kingdom. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in China and the United Kingdom manufacture electronics that are sold primarily in Europe, North America, and the Far East. International sales accounted for 26.3%, 17.4% and 18.0% of net sales for the years ended January 31, 2005, 2004 and 2003, respectively.

Patents and Trademarks

      Our practice is to apply for patents on new inventions, designs and processes that have strategic value or are associated with existing or prospective product lines, service offerings or operations. We believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent protection. While we believe that patents are important to our business operations, the loss of any single or several patents would not have a material adverse effect on our company.

      We regard our trademarks C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), DATEL(R), DYNASTY(R), LIBERTY(R), and LIBERTY SERIES(R) as being of substantial value in the marketing of our products and have registered these trademarks in the United States Patent and Trademark Office. Our trademarks also include C-LINE(TM), COMPUCHARGE(R), FERRO FIVE(R), FERRO 1500(R), HYPERON(R), MAXRATE(R), msEndur(TM), POSITION PERFECT(TM), RANGER(R), REVOLUTION(TM), SAGEON(TM), SCOUT(R), SMARTBATTERY(R), and V-LINE(R).

Employees

      On February 28, 2005, we employed 2,977 people. Of these employees, 1,964 were employed in manufacturing and 1,013 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at five North American plants are represented by five different unions under collective bargaining agreements.

Environmental Regulations

      Our operations are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to, the following:

      o requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and contained in solid wastes;
      o record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials;
      o     monitoring and permitting of air emissions and water discharge; and
      o monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

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

      Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of our predecessors to the extent we are not indemnified therefor), we may be held liable for certain damages, the costs of the investigation and remediation, and potential fines and penalties, which could have a material adverse effect on our business, financial condition or results of operations. However, under the terms of the purchase agreement with Allied for the acquisition of C&D (the "Acquisition Agreement"), Allied was obligated to indemnify C&D for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to C&D in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      C&D, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at three lead smelting facilities (the "Third Party Facilities") to which C&D had made scrap lead shipments for reclamation prior to the date of the acquisition.

      C&D and four other PRPs agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a pro rata increase in the liabilities of the other PRPs, including C&D, for which C&D's allocated share rose from 5.25% to 7.79%.

      We also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

      In August 2002, we were notified of our involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. ("NL") and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. We, along with other PRPs, are currently in negotiations with NL at this site regarding our share of the allocated liability, which we expect will not have a material adverse effect on our business, financial condition or results of our operations.

      We are also aware of the existence of contamination at our Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, we filed suit against the prior owner of the site, Avnet, Inc., which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties' attempts to resolve the matter through mediation were not successful; therefore, we are aggressively pursuing available legal remedies. Should the parties fail to reach a negotiated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

      C&D, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, we entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. We are currently in negotiation with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds ("CVOCs") in groundwater.

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

      In October 2004, we accrued estimated environmental clean-up and impaired equipment decontamination charges of $3,881,000 associated with the impairment charges related to the Leola, Pennsylvania, and Huguenot, New York, facilities, the timing for which has not been ascertained.

      In February 2005, we received a verbal request from EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. No formal claim has been made against C&D. The scope of this potential exposure is not defined at this time. C&D has retained environmental counsel and is fully assessing the matter. At this time, we do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations.

      We  accrue  reserves  for  liabilities  in  our   consolidated   financial
statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of January 31, 2005, accrued environmental reserves totaled $6,570,000 consisting of $2,362,000 in other current liabilities and $4,208,000 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

      C&D has included as Exhibits 31.1 and 31.2 to its Annual Report on 10-K for fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission ("SEC"), certifications of the Chief Executive Officer and Chief Financial Officer of C&D regarding the quality of C&D's public disclosure. In June 2004, C&D submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by C&D of the New York Stock Exchange corporate governance listing standards.

Available Information

      C&D maintains an Internet web site (www.cdtechno.com) and makes available free of charge on or through the web site its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. C&D also makes available on its web site and in printed form upon request, C&D's Code of Business Conduct, Code of Ethics for C&D's Chief Executive Officer and Financial Employees and C&D's Corporate Governance Guidelines.

Item 2. Properties

      Set forth below is certain information, as of April 1, 2005, with respect to our principal properties.

                                       Square
Location                               Footage     Products Manufactured at or Use of Facility
==============================================================================================================
United States Properties:
Milwaukee, Wisconsin (1)               370,000     Small standby power batteries
Attica, Indiana (1)                    295,000     Large standby power batteries
Leola, Pennsylvania (1) (4)            240,000     Round Cell and battery R&D laboratory
Mansfield, Massachusetts (1)           180,000     Power supplies, data acquisition and digital meters
Conyers, Georgia (1)                   161,000     Small standby power batteries
Huguenot, New York (1)                 148,000     Motive power batteries
Dunlap, Tennessee (2)                   72,000     Standby power and motive power electronics products
Blue Bell, Pennsylvania (2)             63,000     Corporate headquarters, Standby Power and Motive Power
                                                   divisional headquarters and electronics R&D laboratory
Milwaukie, Oregon (2)                   50,000     Design, development and manufacture of power supplies
Tucson, Arizona (2)                     45,000     DC to DC converters, power supplies, headquarters of Power
                                                   Electronics Division and electronics R&D laboratory

International Properties:
Shanghai, China (3)                    315,000     Small standby power batteries
Reynosa, Mexico (1)                    240,000     Large standby power batteries and motive power batteries
Nogales, Mexico (2)                     81,000     DC to DC converters and AC to DC power supplies
Hampshire, United Kingdom (2)           42,000     Low voltage switchmode power supply units
Guangzhou, China (2)                    35,000     DC to DC converters and wound magnetics
Milton Keynes, United Kingdom (2)       33,000     DC to DC converters, wound magnetics and electronics R&D
                                                   laboratory
Toronto, Canada (2)                     24,000     Design and development of power supplies
Romsey, United Kingdom (2)              21,000     Distribution center
Mississauga, Canada (2)                 20,000     Canadian headquarters, sales office and distribution center

(1)   Property is owned by C&D.

(2)   Property is leased by C&D.

(3) Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 40 years remain. The Chinese government previously notified our joint venture that it will be required to relocate the Shanghai facility and has paid our joint venture approximately $15,547,000 as a partial payment, which the Company is applying towards construction of a new facility in the Pudong Development Zone. Our joint venture is prepared to break ground in the third quarter of fiscal year 2006 and anticipates production will begin in the fourth quarter of fiscal year 2007. Upon return of the existing property to the Chinese government, it will pay the joint venture an additional $1,727,000.

(4) One of the buildings in the Leola, Pennsylvania, location is held for sale.

Item 3. Legal Proceedings

      We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business - Environmental Regulations for a description of certain administrative proceedings in which we are involved.

      On March 24, 2003, C&D was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act by virtue of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. The parties are in the process of negotiating a resolution of the matter, failing which we intend to aggressively defend the matter.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. The approximate number of beneficial and registered record holders of our Common Stock on April 18, 2005, was 3,400.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                        Years Ended January 31,
                                    2005                         2004
                            ---------------------        --------------------
Fiscal Quarter                High         Low             High        Low
=============================================================================
First Quarter                $20.86       $14.59          $17.82      $11.30
Second Quarter                18.20        13.55           15.55       11.20
Third Quarter                 20.26        13.64           21.80       14.43
Fourth Quarter                19.55        14.36           23.43       17.70

      Dividends. We began paying cash dividends on our Common Stock in April 1987. For the years ended January 31, 2005 and 2004, we declared dividends per share as follows:

                          1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
================================================================================
2005                       $ 0.01375     $ 0.02750     $      --     $ 0.01375
2004                       $ 0.01375     $ 0.01375     $ 0.01375     $ 0.01375

     Our Amended and Restated Credit Facility permits dividends to be paid on our Common Stock so long as there is no uncured default under that agreement. Subject to that restriction and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

      On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among C&D, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

      The following table provides information regarding repurchases by C&D of our common stock during the fourth quarter of fiscal year 2005.

                                                                             Total Number          Maximum Number
                                                                               of Shares           (or Approximate
                                                                                Publicly          Dollar Value) of
                                         Total Number                          Announced        Shares that May Yet
                                          of Shares       Average Price          Plans           Be Purchased Under
Period                                    Purchased       Paid per Share      or Programs      the Plans or Programs
====================================================================================================================
November 1 - November 30, 2004               151            $ 19.08                  --             1,000,000
December 1 - December 31, 2004               505            $ 17.10                  --             1,000,000
January 1 - January 31, 2005               1,199            $ 16.74                  --             1,000,000
------------------------------------------------                                  -----
Total                                      1,855                                     --
================================================                                  =====

      Our share repurchase program was approved by our Board of Directors and publicly announced on July 24, 2002. The program authorizes the repurchase of up to 1,000,000 shares of our common stock (having a total purchase price of no greater than $35,000,000) from time to time, directly or through brokers or agents, and has no expiration date.

      On September 30, 2004, our Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1,000,000 shares of C&D Technologies common stock having a total purchase price of no greater than $25,000,000. This program entirely replaces and supersedes all previously authorized stock repurchase programs. None of the shares purchased during the fourth quarter of fiscal year 2005 were purchased pursuant to the September 30, 2004, repurchase program; 1,855 shares were purchased through deferred compensation plans.

Item 6. Selected Financial Data

      The following selected historical financial data for the periods indicated have been derived from C&D's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and C&D's consolidated financial statements, which appear in Items 7 and 15 of this Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except share and per share data)

Fiscal                                            2005 (1)(2)         2004 (3)        2003      2002      2001 (4)
===================================================================================================================
NET SALES                                          $ 414,738          $324,824      $335,745   $471,641   $ 615,678
-------------------------------------------------------------------------------------------------------------------
COST OF SALES                                        348,080           248,145       257,046    343,370     439,135
-------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          66,658            76,679        78,699    128,271     176,543

OPERATING EXPENSES:
   Selling, general and administrative expenses       47,480            40,459        34,647     50,406      66,243
   Research and development expenses                  19,105             9,542         9,509     10,291      10,281
   Goodwill impairment                                74,233                --           489         --          --
-------------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                              (74,160)           26,678        34,054     67,574     100,019
-------------------------------------------------------------------------------------------------------------------
Interest expense, net                                  5,015             1,268         3,800      6,700       6,315
Other expense (income), net                            1,612             1,641         1,457      1,239        (725)
-------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                    (80,787)           23,769        28,797     59,635      94,429
   AND MINORITY INTEREST
(Benefit) provision for income taxes                 (21,289)            8,795         9,414     22,244      35,883
-------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST               (59,498)           14,974        19,383     37,391      58,546
Minority interest                                         (5)               83            91      1,317       2,651
-------------------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                               $ (59,493)         $ 14,891      $ 19,292   $ 36,074   $  55,895
===================================================================================================================
Net (loss) income per common share - basic (5)     $   (2.35)         $   0.58      $   0.75   $   1.38   $    2.13
===================================================================================================================
Net (loss) income per common share - diluted (6)   $   (2.35)         $   0.58      $   0.74   $   1.35   $    2.05
===================================================================================================================
Dividends per common share                         $   0.055          $  0.055      $  0.055   $  0.055   $   0.055
===================================================================================================================

BALANCE SHEET DATA
Working capital                                    $ 115,897          $ 64,005      $ 53,776   $ 55,014   $  75,895
Total assets                                         481,408           385,950       382,156    395,558     455,519
Short-term debt                                        1,874                --        14,062     27,255      18,172
Long-term debt                                       135,004            19,620        25,857     46,892      98,849
Stockholders' equity                                 209,328           269,533       258,274    241,858     218,054

      (1) On May 27, 2004, we acquired Celab Limited, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries, a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as "CPS," a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are included in the Power Electronics Division.

      (2) The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2005: Cost of sales includes non-cash fixed asset impairment charges at our Leola, Pennsylvania, and Huguenot, New York, facilities totaling $9,602; environmental clean-up charges at these two facilities in the amount of $3,881; and rigging, transportation and severance costs related to the transfer of production to our Reynosa, Mexico, facility of $1,426. Operating expenses include non-cash goodwill and intangible asset impairment charges of $74,233 and $464, respectively, relating to the Power Electronics Division.

      (3) On September 25, 2003, C&D and its wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility historically used for the manufacture of large, valve regulated lead acid batteries ("VRLA batteries") for standby power applications. In addition, C&D entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in both the Motive Power and Standby Power divisions. We continue to use the assets acquired for the manufacture of large, VRLA batteries for standby power applications.

      (4) In December 2000 (effective as of November 26, 2000), we acquired NCL, a producer of electronic power conversion products (primarily DC to DC converters) based in Milton Keynes, United Kingdom. For reporting purposes, the acquisition of NCL is included in the Power Electronics Division. We continue to use the assets acquired in such business.

      (5) Based on 25,349,488, 25,536,628, 25,818,024, 26,153,715 and 26,223,684
weighted average shares outstanding - basic.

      (6) Based on 25,349,488, 25,731,961, 26,025,179, 26,688,011 and 27,264,528
weighted average shares outstanding - diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

Overview

      During fiscal year 2005, major items that impacted our financial results include: (i) a $74,233 non-cash pre-tax goodwill impairment charge related to our Power Electronics Division; (ii) the aforementioned acquisitions and associated financial results of Celab, Datel and CPS, which are included in the results of operations of our Power Electronics Division; and (iii) the increased cost of lead, which had a significant negative impact on the results of our Standby Power and Motive Power divisions. (See Item 15. Exhibits and Financial Statement Schedules related to the goodwill impairment charge.)

Impact of Economy and Shift in Customer Demand

      During fiscal year 2005, our Standby Power Division experienced higher demand for products sold to the UPS markets, while demand for our Standby Power products sold into the telecommunication markets continued to soften. Demand for our Motive Power products and Power Electronics Division products (excluding the fiscal year 2005 acquisitions) increased over fiscal 2004.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2005, 2004 and 2003, the average London Metals Exchange ("LME") price per pound of lead was as follows:

Fiscal                                                  2005        2004         2003
=======================================================================================
Average annual LME price per pound of lead             $ 0.41      $ 0.25       $ 0.20
Lowest average monthly LME price per pound of lead     $ 0.34      $ 0.20       $ 0.19
Highest average monthly LME price per pound of lead    $ 0.44      $ 0.34       $ 0.22

      We have a long-term cost containment program to minimize manufacturing costs. Under the program, we continue to allocate a significant amount of our normal annual capital expenditures to cost containment and productivity improvement projects.

Inflation

      The cost to C&D of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Lead prices continued to rise in fiscal year 2005, and we have not been able to fully offset the higher lead prices through selective price increases. We believe that, over recent years, we have been able to offset inflationary cost increases on items other than lead by:

      o     effective raw materials purchasing programs;
      o     increases in labor productivity;
      o     improvements in overall manufacturing efficiencies; and
      o     selective price increases of our products.

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal                                                    2005      2004     2003*
====================================================================================
NET SALES                                                 100.0%    100.0%   100.0%
------------------------------------------------------------------------------------
COST OF SALES                                              83.9      76.4     76.6
------------------------------------------------------------------------------------
GROSS PROFIT                                               16.1      23.6     23.4

OPERATING EXPENSES:
   Selling, general and administrative expenses            11.5      12.5     10.3
   Research and development expenses                        4.6       2.9      2.8
   Goodwill impairment                                     17.9        --      0.2
------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                   (17.9)      8.2     10.1
------------------------------------------------------------------------------------
Interest expense, net                                       1.2       0.4      1.1
Other expense, net                                          0.4       0.5      0.4
------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST   (19.5)      7.3      8.6
(Benefit) provision for income taxes                       (5.2)      2.7      2.8
------------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE MINORITY INTEREST                (14.3)      4.6      5.8
Minority interest                                          (0.0)      0.0      0.1
------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                      (14.3)%     4.6%     5.7%
====================================================================================

*     Reclassified for comparative purposes.

Critical Accounting Policies

      We have identified the critical accounting policies that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      Litigation and Environmental Reserves

      C&D is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

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

      Allowance for Doubtful Accounts

      C&D maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

      Deferred Tax Valuation Allowance

      C&D records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event C&D was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that C&D would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

      Impairment of Goodwill

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS No. 142, "Goodwill and Other Intangible Assets," which C&D adopted on February 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. C&D determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to C&D's overall market capitalization. The fair market value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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

Fiscal 2005 Compared to Fiscal 2004

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Three acquisitions occurred during fiscal year 2005. On May 27, 2004, we acquired Celab, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel, a Mansfield, Massachusetts-based manufacturer of DC to DC converters, data acquisition components and digital meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as "CPS," a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are part of the Power Electronics Division.

      Net sales for fiscal year 2005 increased $89,914 or 28% to $414,738 from $324,824 in fiscal year 2004. This increase resulted primarily from the aforementioned acquisitions coupled with improved customer demand for products of all three divisions. Sales of the Power Electronics Division increased $72,466 or 185%, primarily due to net sales of $66,806 recorded by the entities acquired during the year, coupled with higher sales by the legacy portion of the Power Electronics Division, which increased by $5,660 or 14%, primarily due to higher DC to DC converter sales. Sales by the Standby Power Division increased $13,107 or 6%, primarily due to increased sales to the UPS market, partially offset by continued weakness in the telecommunications market. Motive Power divisional sales increased $4,341 or 8%, primarily due to higher battery and charger sales.

      Gross profit for fiscal year 2005 declined $10,021 or 13% to $66,658 from $76,679 with margins decreasing from 23.6% to 16.1%. Gross profit in the Standby Power and Motive Power divisions declined primarily as a result of non-cash impairment charges at our Leola, Pennsylvania, and Huguenot, New York, facilities totaling $9,602, and associated environmental clean-up charges at these two facilities in the amount of $3,881, coupled with an increase in the cost of lead of approximately $25,309. Additionally, there were rigging, transportation and severance costs related to the transfer of production to our Reynosa, Mexico, facility of approximately $1,426. Gross profit in the Power Electronics Division increased primarily due to the results of the acquisitions coupled with the favorable impact of increased sales by the legacy portion of the Power Electronics Division.

      Selling, general and administrative expenses for fiscal year 2005 increased $7,021 or 17%. This increase was primarily due to selling, general and administrative expenses of $9,253 incurred by the current year acquisitions. Excluding the acquired companies, selling, general and administrative expenses decreased $2,232 primarily as a result of lower warranty costs of $3,738 and lower commissions of $988, partially offset by Sarbanes-Oxley compliance costs of $2,664.

      Research and development expenses for fiscal year 2005 increased $9,563 or 100%. As a percentage of sales, research and development expenses increased from 2.9% during fiscal year 2004 to 4.6% during fiscal year 2005. The increase was primarily the result of $8,473 of research and development expenses incurred by our recent acquisitions, including acquired in-process research and development expenses of $780 related to the acquired companies and intangible asset impairment charges of $464. The impairment was related to certain intellectual property of the Power Electronics Division resulting from a decline in financial projections of certain products.

      Goodwill impairment charges of $74,233 were recorded in the Power Electronics Division for the fiscal year ended January 31, 2005. No goodwill impairment charges were recorded in the Standby Power Division. All of the goodwill of the Motive Power Division was written off in fiscal year 2003. C&D determined the fair value of its reporting units, using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to C&D's overall market capitalization. (See Item 15. Exhibits and Financial Statement Schedules related to the goodwill impairment charge.)

      Operating (loss) income for fiscal year 2005 decreased $100,838 or 378% to an operating loss of $74,160 from operating income of $26,678 in fiscal year 2004. This decrease was primarily the result of goodwill and intangible impairment charges in the Power Electronics Division, lower operating income in the Standby Power Division, coupled with a higher operating loss in the Motive Power Division.

      Below is a summary of key items affecting operating (loss) income for fiscal year 2005:

Analysis of Change in Operating (Loss) Income

Fiscal Year 2005 vs. 2004
=============================================================================
Operating income - fiscal 2004                                      $ 26,678
Motive Power Division:
   Operations                                                          3,034
   Lead - increased cost                                              (4,569)
   Reynosa rigging, transportation, severance                           (827)
   Impairments and related environmental clean-up                     (4,595)
Standby Power Division:
   Operations                                                          9,158
   Lead - increased cost                                             (20,740)
   Reynosa rigging, transportation, severance                           (599)
   Impairments and related environmental clean-up                     (8,888)
Power Electronics Division:
   Operations - Legacy                                                 1,063
   Operations - Acquisitions                                             822
   Goodwill and intangible assets' impairment                        (74,697)
-----------------------------------------------------------------------------
Operating (loss) income - fiscal 2005                               $(74,160)
=============================================================================

      Interest expense, net, increased $3,747 in fiscal year 2005, primarily due to higher average debt balances outstanding during the period due to funds borrowed to finance the Celab, Datel and CPS acquisitions.

      There was an income tax benefit of $21,289 recorded in fiscal year 2005 as a result of a net loss before income taxes, compared to income tax expense of $8,795 in fiscal year 2004. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations and other permanent items. The effective tax rate for fiscal year 2005 reflects a benefit of 26.4% compared to a provision of 37% in the prior year. The benefit recorded in fiscal year 2005 was adjusted from the statutory rate to reflect the tax effect of the goodwill impairment, an increase to the valuation allowance relating to foreign tax credits for the unremitted earnings of a controlled foreign subsidiary, and the impact of non-deductible acquired in-process research and development assets related to the Datel acquisition.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by C&D. The joint venture incurred a net loss in fiscal year 2005 compared to net income in the prior year.

      As a result of all of the above, a net loss was recorded of $(59,493) compared to net income of $14,891 in the prior year. On a per share basis, net loss was $(2.35) compared to net income of $0.58 - basic and fully diluted for fiscal years 2005 and 2004, respectively.

Fiscal 2004 Compared to Fiscal 2003

      Effective February 1, 2004, we combined the former Dynasty and Powercom divisions into the newly created Standby Power Division. The foregoing results of operations reported using the former Dynasty and Powercom divisions have been combined and reclassified under the Standby Power Division.

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal year 2004 decreased $10,921 or 3% to $324,824 from $335,745 in fiscal year 2003. This decrease resulted from lower customer demand for products of all divisions. Sales of the Power Electronics Division fell $7,760, or 17%, mainly due to lower DC to DC converter sales. Power Electronics had a solid fourth quarter, with revenue increasing across the division. This division introduced over 30 new products in fiscal year 2004, accounting for approximately 7% of the division's revenue. Motive Power divisional sales dropped $1,487, or 3% due to lower sales of batteries and chargers. Standby Power Division sales decreased $1,674, or less than 1%.

      Gross profit for fiscal year 2004 decreased $2,020 or 3% to $76,679 from $78,699 in the prior year. Gross margin increased slightly from 23.4% in fiscal year 2003 to 23.6% in fiscal year 2004. Gross profit declined in the Standby Power Division, primarily as a result of startup costs of approximately $1,300 at our new Reynosa, Mexico, facility and higher lead costs, partially offset by a favorable year-end LIFO inventory adjustment of $1,557. Gross profit in the Motive Power Division increased on lower sales, primarily due to the improvement in plant operational effectiveness in fiscal year 2004, partially offset by higher lead costs. Gross profit in the Power Electronics Division increased on lower sales primarily due to the re-organization charges of $1,263 recorded in the fourth quarter of fiscal year 2003 related to the closure of our Shannon, Ireland, facility and the benefits of relocating certain Mexican manufacturing activities to our Guangzhou, China, facility, which has lower manufacturing costs.

      Selling, general and administrative expenses for fiscal year 2004 increased $5,812 or 17%. This increase was primarily due to $2,897 of higher warranty costs, higher payroll related costs of $1,932 and the prior year gain of $1,610 recognized on the sale of our Conshohocken, Pennsylvania, facility, partially offset by lower variable selling costs of $803 associated with the decreased sales volumes.

      Research and development expenses for fiscal year 2004 increased $33 or less than 1%. As a percentage of sales, research and development expenses increased from 2.8% of sales in fiscal year 2003 to 2.9% of sales in fiscal year 2004.

      Goodwill impairment charges of $489 were recorded in the Motive Power Division for the fiscal year ended January 31, 2003, resulting in the complete write-off of the Motive Power Division's goodwill.

      Operating income decreased $7,376 or 22% to $26,678 from $34,054 in the prior year. This decrease was the result of lower operating income generated by the Standby Power Division, partially offset by a lower operating loss in the Motive Power Division and operating income in the Power Electronics Division in fiscal year 2004 compared to an operating loss in fiscal year 2003.

      Interest expense, net, decreased $2,532 in fiscal year 2004 compared to the prior year, primarily due to lower average debt balances outstanding during the year, coupled with a lower effective interest rate.

      Income tax expense for fiscal year 2004 decreased $619 from fiscal year 2003, primarily as the result of lower income before income taxes, partially offset by an increase in our effective tax rate. The effective tax rate consists of statutory rates adjusted for the tax impacts of foreign operations. The effective tax rate for fiscal year 2004 increased to 37.0% from 32.7% in the prior year, primarily as a result of the favorable resolution of state tax audits in the fourth quarter of fiscal year 2003.

      Minority interest of $83 in fiscal year 2004 reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by C&D. The decrease in minority interest was due to lower profitability of the Shanghai joint venture.

      As a result of the above, for fiscal year 2004, net income decreased $4,401 or 23% to $14,891 or $0.58 per share - basic and $0.58 per share - diluted.

Future Outlook

      During fiscal year 2005, we completed the transition of our Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSE and msEndur(TM) product lines) to our Reynosa, Mexico, facility.

      Our results of operations continue to be negatively affected by higher raw material pricing, and we anticipate that high lead pricing will continue to adversely affect our profitability in the near term. Higher lead prices negatively affected operating results in fiscal year 2005 by approximately $25,309 compared to the prior year. In fiscal year 2005, to mitigate rising lead costs, we increased prices where competitive situations allowed and reviewed incoming business on an order-by-order basis and selectively declined business where the price/cost relationship was not in proper balance. Currently, we are hedged on approximately 10% of our first half fiscal year 2006 lead requirements, and we continue to monitor the lead market for favorable buying opportunities.

      The Chinese government previously notified our joint venture that it will be required to relocate the Shanghai facility and has paid our joint venture approximately $15,547 as partial payment, which we intend to apply towards construction of a new facility in the Pudong Development Zone. Our joint venture is prepared to break ground in the third quarter of fiscal year 2006 and anticipates production will begin in the fourth quarter of fiscal year 2007. Upon return of the existing property to the Chinese government, it will pay the joint venture an additional $1,727.

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $10,767 or 26% to $30,191 for the fiscal year ended January 31, 2005, compared to $40,958 in the prior fiscal year. The decrease in net cash provided by operating activity was primarily due to: (i) a net loss in fiscal year 2005 compared to net income in fiscal year 2004; (ii) a decrease from a net deferred tax liability to a net deferred tax asset in fiscal year 2005 compared to an increase in net deferred tax liabilities in fiscal year 2004; and (iii) a net reduction to current taxes payable due to the tax benefit recorded for federal and state tax purposes compared to an increase to taxes payable in the prior period. These changes, resulting in lower net cash provided by operating activities, were partially offset by: (i) non-cash charges for impairments to goodwill, intangible assets and fixed assets, and increases to depreciation and amortization in fiscal year 2005; (ii) decreases in accounts and other notes receivable; and (iii) increases to accounts payable and other liabilities in fiscal year 2005 compared to decreases in fiscal year 2004.

      Net cash used by investing activities increased $108,961 or 696% to $124,609 in the fiscal year 2005 as compared to $15,648 in the prior fiscal year, primarily due to the acquisitions of Celab, Datel and CPS in the current fiscal year. This increase was partially offset by the receipt of approximately $15,547 from the Chinese government as partial payment for the Shanghai joint venture's existing battery facility. We intend to use these funds for the future construction of a new battery manufacturing facility in Shanghai, China.

      We had net cash provided by financing activities of $108,889 in fiscal year 2005 as compared to net cash used by financing activities of $26,247 in the prior fiscal year. Current year financing activities included $110,176 from new borrowings, primarily used to finance the acquisitions of Celab, Datel and CPS. This was partially offset by $3,023 used to acquire treasury stock. Prior year net cash used by financing activities included $20,000 for the reduction of debt and $5,770 for the purchase of treasury stock.

      On June 30, 2004, we entered into an amended and restated revolving credit agreement ("Credit Agreement" or "Facility"), with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the Credit Agreement, the amount of the Facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the Facility to $200,000. The Facility was increased to $200,000 on August 3, 2004, at our request. The Credit Agreement included lender approval of the Datel and CPS acquisitions.

      The Credit Agreement includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by our leverage ratio and are available at LIBOR plus 1.00% to LIBOR plus 2.25% or Prime, to Prime plus ..75%. The initial loans were priced at LIBOR plus 2.25% or Prime plus .75%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter. The Credit Agreement requires that we pay a fee of ..25% to .50% per annum on any unused portion of the Facility, based on the leverage ratio. The Credit Agreement includes a letter of credit facility not to exceed $25,000 and swingline loans not to exceed $10,000. The Credit Agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit us to pay dividends so long as there are no defaults under the Credit Agreement.

      C&D was not in compliance with its leverage ratio covenant at January 31, 2005. We obtained a waiver of this violation on February 28, 2005. We entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires C&D to pledge certain assets as collateral on a going forward basis. The interest rates determined by our leverage ratio were also changed as a result of this second amendment. The rates available to C&D are now LIBOR plus 1% to LIBOR plus 2.75% or Prime to Prime plus 1.25%. The second amendment also modifies other provisions of the Credit Agreement such that it permits C&D to exclude the write down of up to $85,000 of goodwill from the minimum net worth covenant calculation, to exclude up to $2,500 in severance costs in fiscal year 2006 as well as to exclude all future non-cash stock option or restricted stock expense from certain covenant calculations. Further, the second amendment requires C&D to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization as calculated quarterly through fiscal year 2006. On April 29, 2005, we entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA."

      The availability under the Credit Agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures. Capital expenditures during fiscal year 2005 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2006 capital expenditures are expected to be approximately $30,000 primarily for the construction of our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction), upgrades to our Reynosa, Mexico, facility and other items expended for similar purposes as fiscal year 2005.

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2005:

                                                      Payments Due by Period
                                          ---------------------------------------------------
                                                    Less Than    1 - 3      4 - 5      After
Contractual Obligations                    Total      1 year     years      years     5 years
=============================================================================================
Operating leases                          $23,365     $4,827     $7,108     $5,470     $5,960
Inventory                                   1,695      1,695         --         --         --
---------------------------------------------------------------------------------------------
   Total contractual cash obligations     $25,060     $6,522     $7,108     $5,470     $5,960
=============================================================================================


                                              Amount of Commitment Expiration Per Period
                                         -----------------------------------------------------
                                           Total
                                          Amounts   Less than    1 - 3       4 - 5      After
Other Commercial Commitments             Committed   1 year      years       years     5 years
===============================================================================================
Mortgage                                 $  5,487     $  257     $5,230     $    --    $    --
Capital lease                               2,156      1,132      1,024          --         --
Revolving credit facility                 128,750         --         --     128,750         --
Other                                         485        485         --          --         --
Standby letters of credit                   3,320      1,112      2,208          --         --
-----------------------------------------------------------------------------------------------
   Total commercial commitments          $140,198     $2,986     $8,462     $128,750   $    --
===============================================================================================

New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard ("IAS") No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for C&D beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated operations, financial position or cash flows.

      In December 2004, FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal year 2007. SFAS No. 123R permits public companies to adopt these requirements using one of two methods:

      o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

      o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      C&D is evaluating the impact of adoption of the provisions of SFAS No. 123R. We currently expect to apply the provisions of SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, C&D accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005; therefore, these options will not be expensed in future periods.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, and amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption is not expected to have a material impact on our consolidated operations, financial position or cash flows.

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

      Our financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The net market value of our debt instruments (excluding capital leases) was $134,722 and $19,620 at January 31, 2005 and 2004, respectively. The debt instruments are subject to variable rate interest and: therefore, the market value is not sensitive to interest rate movements.

      Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments. We employ separate swap transactions rather than fixed rate obligations to take advantage of the lower borrowing costs associated with floating rate debt while also avoiding the costs associated with refinancing in the fixed rate market.

      The net market value of our interest rate swaps was $(644) and $(1,486) at January 31, 2005 and 2004, respectively. A 100-basis point increase in rates at January 31, 2005 and 2004 would result in a $486 and a $405 increase in the market value, respectively. A 100-basis point decrease in rates at January 31, 2005 and 2004 would result in a $497 and a $404 decrease in the market value, respectively.

      The above sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their year-end levels, with all other variables held constant. We calculate the market value of the interest rate swaps by utilizing a standard net present value model based on the market conditions as of the valuation date.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, the Euro, the Japanese Yen and Canadian Dollar. These financial instruments represent a net market value of $78 and $(923) at January 31, 2005 and 2004, respectively.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2005 and 2004, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $171 and $2,522, respectively. At January 31, 2005 and 2004, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $207 and $3,092, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2005 and 2004, respectively.

      Foreign exchange forwards are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

      Effective for fiscal year 2006, we adopted a lead hedging policy.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report immediately following the signature page of this Form 10-K.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Evaluation of Controls and Procedures:

      The Chief Executive Officer and the Chief Financial Officer of C&D have concluded, based on their evaluation as of January 31, 2005, that C&D's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by C&D in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by C&D in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control:

     There were no changes in C&D's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, C&D's internal control over financial reporting.

      Management's Report on Internal Control over Financial Reporting:

      Management's report on internal control over financial reporting and the attestation report of C&D's independent registered public accounting firm are included in C&D's Financial Statements under the captions entitled "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" located in Item 15.

Item 9B. Other Information

      We completed our annual impairment review with respect to the fourth quarter of fiscal year 2005 and found in connection with our preparation and review of our financial statements included in this Form 10-K report that a pre-tax impairment of $74,233,000 was required in the Power Electronics Division as of January 31, 2005. (See Item 15. Exhibits and Financial Statement Schedules related to the goodwill impairment charge.)

      On April 29, 2005, C&D, the Lenders and the other parties to the Credit Agreement entered into a third amendment to the Credit Agreement. The third amendment to the Credit Agreement was executed to correct and revise the definitional term "Consolidated EBITDA."

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934" included in C&D's Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders," "Beneficial Ownership of Management" and "Equity Compensation Plan Information" included in C&D's Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated by reference to the information under the captions "Report of the Audit Committee - Fees of Independent Registered Public Accounting Firm" included in C&D's Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Management's Report on Internal Control over Financial Reporting

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of January 31, 2005 and 2004

            Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2005, 2004 and 2003

            Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003

            Consolidated Statements of Comprehensive (Loss) Income for the years ended January 31, 2005, 2004 and 2003

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2005, 2004 and 2003

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

            4.1 Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate (incorporated by reference to Exhibit 1 to C&D's Form 8-A Registration Statement filed on February 28, 2000), Amendment to Rights Agreement (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the period ended October 31, 2004).

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

            10.3 Lease Agreement dated February 15, 1994, by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D) (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999); Extension and Modification Agreement effective December 19, 2003 (incorporated by reference to Exhibit 10.3 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2004).

            10.4 Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser (incorporated by reference to Exhibit 2.1 to C&D's Current Report on Form 8-K dated March 1, 1999).

            10.5 Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the period ended July 31, 2004), First Amendment thereto dated as of December 9, 2004 (filed herewith), Second Amendment thereto dated as of April 21, 2005 (filed herewith), Third Amendment thereto dated as of April 29, 2005 (filed herewith).

            10.6 Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo
                  Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations (filed herewith).

            10.7 Uncommitted loan facility dated June 5, 2001, between C&D Holdings Limited and ABN Amro Bank N.V. (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended April 30, 2001).

            10.8 Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de
                  Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003 (incorporated by reference to C&D's Current Report on Form 8-K dated September 25, 2003).

            10.9 Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company's Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended October 31, 2004).

            10.10 Assignment and  Assumption  dated as of August 3, 2004, by and between Bank of America, N.A. and Sovereign Bank (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the period ended July 31, 2004).

            10.11 Lender Joinder Agreement dated as of August 3, 2004, among C&D
                  Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the period ended July 31, 2004).

            10.12 Lender Joinder Agreement dated as of August 3, 2004, among C&D
                  Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the period ended July 31, 2004).

            10.13 LLC Interest Purchase Agreement between Celestica Corporation,
                  Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 2.1 to C&D's Current Report on Form 8-K dated September 30, 2004).

            10.14 Share Purchase Agreement between Celestica International Inc.,
                  Celestica Inc., C&D Power Systems (Canada) ULC and C&D Technologies, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 2.2 to C&D's Current Report on Form 8-K dated September 30, 2004).

            10.15 Asset Purchase Agreement between Celestica International Inc.,
                  Celestica Corporation, Celestica (Thailand) Limited, Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004 (incorporated by reference to Exhibit
                  2.3 to C&D's  Current  Report on Form 8-K dated  September 30,
                  2004).

            10.16 Asset  Purchase   Agreement  between   Celestica   Electronics
                  (Shanghai) Co. Ltd., Datel Electronic Technology (Shanghai) Co., Ltd., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 2.4 to C&D's Current Report on Form 8-K dated September 30, 2004).

            10.17 Inventory   Purchase   Agreement   between   Celestica  Suzhou
                  Technology Ltd., Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 2.5 to C&D's Current Report on Form 8-K dated September 30, 2004).

            10.18 Purchase  Price   Adjustment   Agreement   between   Celestica
                  International Inc., Celestica Corporation, Celestica (Thailand) Limited, Celestica Electronics (Shanghai) Co. Ltd., Celestica Suzhou Technology Ltd., Celestica Inc., C&D Power Systems (Canada) ULC, C&D Technologies, Inc., Dynamo Acquisition Corp., and Datel Electronic Technology (Shanghai) Co., Ltd., dated September 23, 2004 (incorporated by reference to Exhibit 2.6 to C&D's Current Report on Form 8-K dated September 30, 2004).

            10.19 Merger  Agreement  dated  as  of  June  10,  2004,  among  C&D
                  Technologies, Inc., CLETADD Acquisition Corporation and Datel Holding Company (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated June 30, 2004).

            Management Contracts or Plans

            10.20 Charter   Power   Systems,   Inc.   1996  Stock   Option  Plan
                  (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996), First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

            10.21 C&D Technologies,  Inc. Amended and Restated 1998 Stock Option
                  Plan (incorporated by reference to Exhibit 10.7 to C&D's Annual Report on Form 10-K for fiscal year ended January 31,
                  2001).

            10.22 C&D  Technologies,  Inc.  Savings Plan as restated and amended
                  (incorporated by reference to Exhibit 10.9 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002), First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.10 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002), Second Amendment thereto dated November 20, 2002 (incorporated by reference to Exhibit 10.11 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002); Third Amendment thereto dated June 18, 2003 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

            10.23 C&D Technologies,  Inc. Pension Plan for Salaried Employees as
                  restated  and amended  (incorporated  by  reference to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002); First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30,
                  2003); Second Amendment thereto dated September 25, 2002 (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003); Third Amendment thereto dated March 19, 2004 (incorporated by reference to Exhibit 10.11 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            10.24 Supplemental Executive Retirement Plan compiled as of February
                  27, 2004, to reflect all amendments (incorporated by reference to Exhibit 10.12 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            10.25 C&D Technologies,  Inc. Management Incentive Bonus Plan Policy
                  (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

            10.26 Employment  Agreement dated November 28, 2000, between Wade H.
                  Roberts,  Jr. and C&D  (incorporated  by  reference to Exhibit
                  10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

            10.27 Release   Agreement   dated   March  24,  2005,   between  C&D
                  Technologies, Inc.  and Wade H. Roberts, Jr. (filed herewith).

            10.28 Employment  Agreement dated March 31, 2000, between Stephen E.
                  Markert,  Jr. and C&D  (incorporated  by  reference to Exhibit
                  10.14 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.29 Employment  Agreement  dated March 31, 2000,  between Linda R.
                  Hansen and C&D (incorporated by reference to Exhibit 10.15 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.30 Employment  Agreement dated March 31, 2000, between Charles R.
                  Giesige,  Sr. and C&D  (incorporated  by  reference to Exhibit
                  10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000); letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000 (incorporated by reference to Exhibit 10.17 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            10.31 Employment  Agreement dated February 27, 2001, between John A.
                  Velker and C&D (incorporated by reference to Exhibit 10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

            10.32 Employment Agreement dated March 1, 2001, between David A. Fix and C&D (incorporated by reference to Exhibit 10.21 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2001); Letter dated January 29, 2004, to David A. Fix amending Employment Agreement dated March 1, 2001 (incorporated by reference to Exhibit 10.19 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2004).

            10.33 Release   Agreement   dated  April  19,   2005,   between  C&D
                  Technologies, Inc. and David A. Fix (filed herewith).

            10.34 Employment  Agreement  dated August 6, 2001,  between James D.
                  Johnson and C&D (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001).

            10.35 Employment Agreement dated July 28, 2003, between Stan Wreford and C&D (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31,
                  2003).

            10.36 Employment  Agreement  dated April 1, 2003,  between  Kevin D.
                  Burgess and C&D (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2004).

            10.37 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and William Harral, III (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.38 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and Wade H. Roberts, Jr. (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.39 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and Peter R. Dachowski (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.40 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and Kevin P. Dowd (incorporated by reference to Exhibit 10.5 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.41 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and Robert I. Harries (incorporated by reference to Exhibit 10.6 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.42 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and Pamela S. Lewis (incorporated by reference to Exhibit 10.7 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.43 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and George MacKenzie (incorporated by reference to Exhibit 10.8 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.44 Indemnification  Agreement  dated as of November 19, 2002,  by and between C&D Technologies, Inc. and John A. H. Shober (incorporated by reference to Exhibit 10.9 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002).

            10.45 Indemnification  Agreement  dated as of February 24, 2003,  by and between C&D Technologies, Inc. and Stanley W. Silverman (incorporated by reference to Exhibit 10.33 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2003).

            10.46 C&D Technologies, Inc. Nonqualified Deferred Compensation Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-42054).

            10.47 C&D   Technologies,    Inc.   Approved   Share   Option   Plan
                  (incorporated by reference to Exhibit 4 to C&D's Registration Statement on Form S-8, No. 333-69266).

            10.48 C&D Technologies, Inc. Management Compensation Plan Policy for
                  Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 to C&D's Form 8-K dated March 1, 2005).

            10.49 C&D Technologies, Inc. Board of Directors Nominating/Corporate
                  Governance Committee Charter As Amended Effective as of March 1, 2005 (incorporated by reference to Exhibit 10.2 to C&D's Form 8-K dated March 1, 2005).

            14 Code of Ethics (incorporated by reference to Exhibit 14 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            21    Subsidiaries of C&D (filed herewith).

            23 Consent of Independent Registered Public Accounting Firm (filed herewith).

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

                                      C&D TECHNOLOGIES, INC.


     May 3, 2005                       By:  /s/  George MacKenzie
                                            ------------------------------------
                                                 George MacKenzie
                                                 President, Chief Executive
                                                 Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                       Title                          Date
               ---------                                       -----                          ----
/s/ George MacKenzie                              President, Chief Executive                May 3, 2005
----------------------------------------          Officer and Director
    George MacKenzie                              (Principal Executive Officer)


/s/ Stephen E. Markert, Jr.                       Vice President and                        May 3, 2005
----------------------------------------          Chief Financial Officer
    Stephen E. Markert, Jr.                       (Principal Financial and Accounting
                                                  Officer)


/s/ William Harral, III                           Director, Chairman                        May 3, 2005
----------------------------------------
    William Harral, III


/s/ Kevin P. Dowd                                 Director                                  May 3, 2005
----------------------------------------
    Kevin P. Dowd


/s/ Robert I. Harries                             Director                                  May 3, 2005
----------------------------------------
    Robert I. Harries


/s/ Pamela S. Lewis                               Director                                  May 3, 2005
----------------------------------------
    Pamela S. Lewis


/s/ John A. H. Shober                             Director                                  May 3, 2005
----------------------------------------
    John A. H. Shober


/s/ Stanley W. Silverman                          Director                                  May 3, 2005
----------------------------------------
    Stanley W. Silverman


/s/ Ellen C. Wolf                                 Director                                  May 3, 2005
----------------------------------------
    Ellen C. Wolf

                      (This page intentionally left blank)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Report on Internal Control over Financial Reporting                                      F-2

Report of Independent Registered Public Accounting Firm                                               F-3

Consolidated Balance Sheets as of January 31, 2005 and 2004                                           F-5

Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003             F-6

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2005, 2004 and 2003   F-7

Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003             F-8

Consolidated Statements of Comprehensive (Loss) Income for the years ended January 31, 2005,
2004 and 2003                                                                                        F-10

Notes to Consolidated Financial Statements                                                           F-11

FINANCIAL STATEMENT SCHEDULE
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

For the years ended January 31, 2005, 2004 and 2003

   Schedule II.  Valuation and Qualifying Accounts                                                    S-1

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). It includes policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of C&D Technologies, Inc. ("C&D");

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2005, based on the criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on such evaluation and the criteria in the COSO framework, we have concluded that our internal control over financial reporting was effective as of January 31, 2005.

      In evaluating the effectiveness of our internal control over financial reporting as of January 31, 2005, we excluded the acquisitions of Celab, Datel and CPS, because they were acquired in purchase business combinations during fiscal year 2005. Celab, Datel and CPS's combined total assets and total revenues represent $129.3 million and $66.8 million, respectively of the related consolidated financial amounts as of and for the fiscal year ended January 31, 2005. Refer to Note 2 to the consolidated financial statements for further discussion about these acquisitions.

      Our management's assessment of the effectiveness of C&D's internal control over financial reporting as of January 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.



/s/ George MacKenzie                              /s/ Stephen E. Markert, Jr.
------------------------------                    ------------------------------
    George MacKenzie                                  Stephen E. Markert, Jr.
    President, Chief Executive                        Vice President and
    Officer and Director                              Chief Financial Officer

May 3, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We  have  completed  an  integrated  audit  of  C&D   Technologies,   Inc.  2005
consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing herein that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Celab, Datel and CPS from its assessment of internal control over financial reporting as of January 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Celab, Datel and CPS from our audit of internal control over financial reporting. Celab, Datel and CPS are wholly-owned subsidiaries whose total assets and total revenues represent $129.3 million and $66.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2005.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP
    Philadelphia, Pennsylvania

May 3, 2005

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                    (Dollars in thousands, except par value)

                                                                 2005         2004
=====================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                   $  26,855    $  12,306
   Accounts receivable, less allowance for doubtful accounts
      of $2,018 in 2005 and $1,476 in 2004                        73,621       49,838
   Inventories, net                                               77,272       47,175
   Deferred income taxes                                          14,481       10,356
   Other current assets                                            3,652        1,262
-------------------------------------------------------------------------------------
      Total current assets                                       195,881      120,937

Property, plant and equipment, net                               104,130      104,799
Deferred income taxes                                                287           --
Intangible and other assets, net                                  83,863       39,799
Goodwill                                                          97,247      120,415
-------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $ 481,408    $ 385,950
=====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                             $   1,874    $      --
   Accounts payable                                               43,482       22,246
   Accrued liabilities                                            24,254       19,495
   Income taxes                                                       --        3,791
   Other current liabilities                                      10,374       11,400
-------------------------------------------------------------------------------------
      Total current liabilities                                   79,984       56,932

Deferred income taxes                                             12,216       17,369
Long-term debt                                                   135,004       19,620
Other liabilities                                                 36,705       14,310
-------------------------------------------------------------------------------------
       Total liabilities                                         263,909      108,231
-------------------------------------------------------------------------------------

Commitments and contingencies (see Note 9)

Minority interest                                                  8,171        8,186

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000
      shares authorized; 28,714,973 and 28,605,747
      shares issued in 2005 and 2004, respectively                   287          286
   Additional paid-in capital                                     71,956       70,619
   Treasury stock, at cost, 3,368,676 and                        (47,151)     (44,481)
      3,196,508 shares in 2005 and 2004, respectively
   Accumulated other comprehensive income                          5,275        3,259
   Retained earnings                                             178,961      239,850
-------------------------------------------------------------------------------------
      Total stockholders' equity                                 209,328      269,533
-------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 481,408    $ 385,950
=====================================================================================


                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the years ended January 31,
                  (Dollars in thousands, except per share data)

                                                             2005        2004        2003*
===========================================================================================
NET SALES                                                 $ 414,738    $324,824    $335,745
-------------------------------------------------------------------------------------------
COST OF SALES                                               348,080     248,145     257,046
-------------------------------------------------------------------------------------------
GROSS PROFIT                                                 66,658      76,679      78,699

OPERATING EXPENSES:
   Selling, general and administrative expenses              47,480      40,459      34,647
   Research and development expenses                         19,105       9,542       9,509
   Goodwill impairment                                       74,233          --         489
-------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                     (74,160)     26,678      34,054
-------------------------------------------------------------------------------------------
Interest expense, net                                         5,015       1,268       3,800
Other expense, net                                            1,612       1,641       1,457
-------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST     (80,787)     23,769      28,797
-------------------------------------------------------------------------------------------
(Benefit) provision for income taxes                        (21,289)      8,795       9,414
-------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST                      (59,498)     14,974      19,383
-------------------------------------------------------------------------------------------
Minority interest                                                (5)         83          91
-------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                      $ (59,493)   $ 14,891    $ 19,292
===========================================================================================
Net (loss) income per common share - basic                $   (2.35)   $   0.58    $   0.75
===========================================================================================
Net (loss) income per common share - diluted              $   (2.35)   $   0.58    $   0.74
===========================================================================================

*     Reclassified for comparative purposes.


                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended January 31, 2005, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                                                                        Accumulated
                                                               Additional                                  Other
                                        Common Stock            Paid-In          Treasury Stock        Comprehensive      Retained
                                      Shares      Amount        Capital        Shares        Amount    Income (Loss)      Earnings
====================================================================================================================================
BALANCE AT
JANUARY 31, 2002                    28,431,728     $ 284        $ 65,893     (2,414,161)   $ (29,743)      $ (3,057)     $  208,481
Net income                                                                                                                   19,292
Dividends to stockholders,
$.055 per share                                                                                                              (1,408)
Tax effect relating to stock
options exercised                                                    179
Foreign currency translation
adjustment                                                                                                    3,926
Unrealized gain on derivative
instruments                                                                                                      12
Purchase of common stock                                                       (585,800)      (9,792)
Deferred compensation plan                                           (50)        (3,319)         (16)
Issuance of common stock                 7,741                     2,247        193,000        1,142
Stock options exercised                 70,334         1             883
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2003                    28,509,803       285          69,152     (2,810,280)     (38,409)           881         226,365
Net income                                                                                                                   14,891
Dividends to stockholders,
$.055 per share                                                                                                              (1,406)
Tax effect relating to stock
options exercised                                                    162
Foreign currency translation
adjustment                                                                                                    2,132
Unrealized gain on derivative
instruments                                                                                                     246
Purchase of common stock                                                       (374,000)      (5,887)
Deferred compensation plan                                            (1)       (12,228)        (185)
Issuance of common stock                12,842                       183
Stock options exercised                 83,102         1           1,123
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2004                    28,605,747       286          70,619     (3,196,508)     (44,481)         3,259         239,850
Net loss                                                                                                                    (59,493)
Dividends to stockholders,
$.055 per share                                                                                                              (1,396)
Tax effect relating to stock
options exercised                                                    264
Foreign currency translation
adjustment                                                                                                    1,511
Unrealized gain on derivative
instruments                                                                                                     505
Purchase of common stock                                                       (163,700)      (2,543)
Deferred compensation plan                                           (14)        (8,468)        (127)
Issuance of common stock                 9,627                       156
Stock options exercised                 99,599         1             931
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2005                    28,714,973     $ 287        $ 71,956     (3,368,676)   $ (47,151)      $  5,275      $  178,961
====================================================================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                                   2005         2004*        2003*
====================================================================================================================
Cash flows from operating activities:
   Net (loss) income                                                             $ (59,493)    $ 14,891     $ 19,292
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Minority interest                                                                    (5)          83           91
   Depreciation, amortization and impairment of intangibles                         25,339       22,534       23,740
   Impairment of fixed assets                                                        9,602           --           --
   Impairment of goodwill                                                           74,233           --          489
   Purchased in-process research and development                                       780           --           --
   Deferred income taxes                                                           (19,416)       4,668        9,900
   Loss (gain) on disposal of assets                                                   215          208         (955)
   Annual retainer to Board of Directors paid by the issuance of common stock          156          183          171
   Changes in assets and liabilities, net of effects from businesses acquired:
      Accounts receivable                                                            3,994       (1,096)         780
      Inventories                                                                   (1,288)       1,249       14,713
      Other current assets                                                              (2)        (251)         185
      Accounts payable                                                               2,797          (95)       3,218
      Accrued liabilities                                                             (623)      (2,504)      (3,086)
      Income taxes payable                                                          (5,449)       5,237        4,414
      Other current liabilities                                                     (4,475)       3,750         (560)
      Other liabilities                                                              6,450       (2,302)      (1,673)
      Other long-term assets                                                        (2,667)      (1,128)     (11,649)
      Other, net                                                                        43       (4,469)      (4,462)
--------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                   30,191       40,958       54,608
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                (128,429)     (12,116)          --
   Acquisition of property, plant and equipment                                    (11,865)      (3,697)      (7,163)
   Proceeds from disposal of property, plant and equipment                          15,685          165        3,652
--------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                     (124,609)     (15,648)      (3,511)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of debt                                                                  (775)     (20,000)     (35,655)
   Proceeds from new borrowings                                                    110,176           --           --
   Increase in book overdrafts                                                       3,753          420          542
   Financing cost of long term debt                                                   (768)        (407)        (118)
   Proceeds from issuance of common stock, net                                         932        1,123          884
   Purchase of treasury stock                                                       (3,023)      (5,770)     (10,899)
   Payment of common stock dividends                                                (1,396)      (1,406)      (1,766)
   Payment of minority interest dividends                                              (10)        (207)         (94)
--------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                        108,889      (26,247)     (47,106)
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                            78          277          194
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                    14,549         (660)       4,185
Cash and cash equivalents, beginning of fiscal year                                 12,306       12,966        8,781
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of fiscal year                                    $  26,855     $ 12,306     $ 12,966
====================================================================================================================

*     Reclassified for comparative purposes.

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                                          2005        2004       2003
========================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid (received) during the year for:
   Interest paid, net                                                                   $   4,362    $  1,405    $ 4,478
   Income taxes paid (refunded), net                                                    $   4,417    $    623    $(3,737)

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquired business:
   Estimated fair value of assets acquired                                              $  75,697    $ 10,980    $    --
   Goodwill                                                                                48,885          --         --
   Identifiable intangible assets                                                          44,989       3,936         --
   Purchased in-process research and development                                              780          --         --
   Cash paid, net of cash acquired                                                       (128,429)    (12,116)        --
------------------------------------------------------------------------------------------------------------------------
      Liabilities                                                                       $  41,922    $  2,800    $    --
========================================================================================================================

Annual retainer to Board of Directors paid by the issuance of common stock              $     156    $    183    $   171
Increase (decrease) in property, plant and equipment acquisitions in accounts
   payable                                                                              $     408    $   (368)   $  (789)
Note received as part of fixed asset sale                                               $      --    $     --    $ 2,000
Fair market value of treasury stock issued to pension plans                             $      --    $     --    $ 3,218
Tax effect of stock options exercised                                                   $     264    $    162    $   179

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                         for the years ended January 31,
                             (Dollars in thousands)

                                                                                  2005       2004      2003
=============================================================================================================
NET (LOSS) INCOME                                                               $(59,493)   $14,891   $19,292
Other comprehensive income, net of tax:
   Net unrealized gain on derivative instruments, less tax expense of $337,
      $165, and $237 for 2005, 2004 and 2003, respectively                           505        246        12
   Foreign currency translation adjustments, less tax expense of $316, $1,440
      and $1,246 for 2005, 2004 and 2003, respectively                             1,511      2,132     3,926
-------------------------------------------------------------------------------------------------------------
      Total comprehensive (loss) income                                         $(57,477)   $17,269   $23,230
=============================================================================================================


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

      The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics. On January 28, 1986, the Company purchased substantially all of the assets of the C&D Power Systems division of Allied Corporation ("Allied"). The Company's reportable business segments consist of the Standby Power Division, the Power Electronics Division and the Motive Power Division. Effective February 1, 2004, the Company combined the Dynasty and Powercom divisions into the Standby Power Division (see "Note 15: Operations by Industry Segment and Geographic Area").

      Accounting Estimates:

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, financial projections and estimates are required in the Company's annual impairment assessment of goodwill. Actual results could differ from those estimates.

      Foreign Currency Translation:

      Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in other expenses, net. Gains and losses on foreign currency translation are included in Other Comprehensive (Loss) Income.

      Derivative Financial Instruments:

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity as accumulated other comprehensive income or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash and Cash Equivalents:

      The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $8,674 and $4,921 at January 31, 2005 and 2004, respectively.

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

      Receivables consist of the following at January 31, 2005 and 2004.

Years Ended January 31,                                                                               2005        2004
========================================================================================================================
Trade receivables                                                                                   $ 72,680    $ 45,396
Notes receivables                                                                                        500       2,323
Other                                                                                                  2,459       3,595
Allowance for doubtful accounts                                                                       (2,018)     (1,476)
------------------------------------------------------------------------------------------------------------------------
   Total receivables                                                                                $ 73,621    $ 49,838
========================================================================================================================

       Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,                                                                                 2005        2004
========================================================================================================================
Balance at beginning of period                                                                      $  1,476    $  1,906
Additions                                                                                                 56          --
Write-offs net of recoveries                                                                            (241)       (430)
Opening balance sheet of acquired companies                                                              727          --
------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         $  2,018    $  1,476
========================================================================================================================

      Inventories:

      Inventories are stated at the lower of cost or net realizable value. Cost is determined by the last-in, first-out ("LIFO") method for financial statement and federal income tax purposes. The Company adjusts its inventory reserves based upon assumptions of future demand and market conditions.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Property, Plant and Equipment:

      Property, plant and equipment acquired as part of a business combination are recorded at the then fair market value. Property, plant and equipment acquired subsequent to a business combination are recorded at cost or fair market value. Property, plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives which generally range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets.

      The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of items of property, plant and equipment, the cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

      The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, generally 3 to 5 years, using the straight-line method.

      Identifiable Intangible Assets, Net:

      Acquisition-related intangible assets are amortized on a straight-line basis over periods ranging from 5 to 25 years. Intellectual property assets are amortized over the periods of benefit, ranging from 2 to 11 years, on a straight-line basis. All identifiable intangible assets are classified within intangible and other assets, net on the balance sheet.

      Long-Lived Assets:

      The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which requires periodic evaluation of the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events or changes in circumstances are evaluated based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events (see "Note 5: Property, Plant and Equipment").

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Goodwill:

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on February 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company's overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. The implied fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. The Company completed its annual impairment review during the fourth quarter of fiscal year 2005 and found that an impairment existed in the Power Electronics Division as of January 31, 2005 (see "Note 3: Goodwill and Identifiable Intangible Assets"). The Company completed its annual impairment review during the fourth quarter of fiscal year 2004 and found that no impairment existed as of January 31, 2004. The Company completed its annual impairment review during the fourth quarter of fiscal year 2003 and recorded an impairment of $489 in the Motive Power Division. No impairment to goodwill existed in any other divisions as of January 31, 2003.

      Other Current Liabilities:

      Accrued worker's compensation of $3,008 and $3,266 is included in other current liabilities as of January 31, 2005 and 2004, respectively.

      Other Liabilities:

      The Company's joint venture received $15,547 from the Chinese government as partial payment for the Company's existing battery facility located in Shanghai. The Company intends to use these funds for the future construction of a new battery manufacturing facility in Shanghai.

      Environmental Matters:

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are also expensed. The Company records liabilities on an undiscounted basis for environmental costs when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

      Research and Development:

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes:

      The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

      Net (Loss) Income per Share:

      Net (loss) income per common share for the fiscal years ended January 31, 2005, 2004 and 2003, is based on the weighted-average number of shares of Common Stock outstanding. Net (loss) income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares and common shares - diluted were as follows:

Years Ended January 31,                                                    2005         2004         2003
============================================================================================================
Weighted-average shares of common stock                                 25,349,488   25,536,628   25,818,024
Assumed conversion of stock options, net of shares assumed reacquired           --      195,333      207,155
------------------------------------------------------------------------------------------------------------
Weighted-average common shares - diluted                                25,349,488   25,731,961   26,025,179
============================================================================================================

      During the years ended January 31, 2004 and 2003, the Company had 1,001,762 and 1,176,034, respectively, outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options could be dilutive in the future. Due to a net loss in fiscal year 2005, 134,295 of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Plans:

      Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net
(loss) income. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods, generally three years. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Years Ended January 31,                                                       2005       2004      2003
=========================================================================================================
Net (loss) income - as reported                                             $(59,493)   $14,891   $19,292
Deduct:  Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effect           3,790      3,382     4,259
---------------------------------------------------------------------------------------------------------
Net (loss) income - pro forma                                               $(63,283)   $11,509   $15,033
=========================================================================================================
Net (loss) income per common share - basic - as reported                    $  (2.35)   $  0.58   $  0.75
Net (loss) income per common share - basic - pro forma                      $  (2.50)   $  0.45   $  0.58
Net (loss) income per common share - diluted - as reported                  $  (2.35)   $  0.58   $  0.74
Net (loss) income per common share - diluted - pro forma                    $  (2.50)   $  0.45   $  0.58
Weighted-average fair value of options granted during the year              $   9.05    $  7.79   $  9.30

      Pro forma  information  regarding  net  income and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

Years Ended January 31,                2005            2004           2003
================================================================================
Risk-free interest rate                3.07%          2.80%           4.42%
Expected dividend yield                0.30%          0.34%           0.27%
Expected volatility factor             0.547          0.537           0.477
Weighted-average expected life      5.00 years      5.00 years     5.00 years

      SFAS No.  123  requires  the use of option  pricing  models  that were not
developed  for  use  in  valuing  employee  stock  options.   The  Black-Scholes
option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of employee stock options.

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, which is effective for the first annual period after December 15, 2005, the Company will be required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      New Accounting Pronouncements:

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard ("IAS") No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's consolidated operations, financial position or cash flows.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal year 2007. SFAS No. 123R permits public companies to adopt these requirements using one of two methods:

      o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

      o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company is evaluating the impact of adoption of the provisions of SFAS No. 123R. The Company currently expects to apply the provisions of this SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, the Company has accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption is not expected to have a material impact on the Company's consolidated operations, financial position or cash flows.

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

      On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries ("Datel") for an aggregate purchase price of approximately $74,800 plus additional acquisition related costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of an approximately $66,400 cash payment as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11 year expected useful life, customer relationships of $8,900 with a 20 year expected useful life, trade names of $2,400 with a 25 year expected useful life, and acquired in-process research and development of $440, which lastly, resulted in a charge to research and development expense of this amount in the year ended January 31, 2005. The acquisition was funded with the Company's expanded revolving credit facility.

      On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS," a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $1,050, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. The appraisal of the acquired CPS tangible and intangible assets included technology of $3,760 with a weighted average 5-year expected useful life, customer relationships of $18,500 with a 20-year expected useful life, and acquired in-process research and development of $340, which lastly, resulted in a charge to research and development expense of this amount in the year ended January 31, 2005. This acquisition was funded with the Company's expanded revolving credit facility.

      For the in-process research and development acquired in the Datel and CPS acquisitions, the technological feasibility of the in-process technology has not yet been established and the technology has no alternate future use.

      To finance the acquisitions, on June 30, 2004, the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the updated agreement, the amount of the facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the facility to $200,000. The facility was increased to $200,000 on August 3, 2004, at the Company's request.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

2.    ACQUISITIONS (continued)

      The three acquisitions referred to above are included in the Power Electronics Division for reporting purposes. The purchase price for these acquisitions was allocated as follows:

                                                                       Amount
===============================================================================
Assets:
   Accounts receivable                                                $  26,144
   Inventories                                                           28,433
   Prepaid assets and other current assets                                  738
   Deferred income taxes                                                  1,731
   Property, plant and equipment                                         18,190
   Identifiable intangible assets                                        44,989
   Goodwill                                                              48,885
   Other non-current assets                                                 461
-------------------------------------------------------------------------------
      Total assets                                                      169,571
-------------------------------------------------------------------------------
Liabilities:
   Short-term debt                                                       (1,355)
   Accounts payable                                                     (12,134)
   Accrued liabilities and other current liabilities                     (5,607)
   Income taxes, net                                                       (431)
   Other current liabilities                                             (3,351)
   Deferred income taxes                                                (11,587)
   Other long-term liabilities                                             (394)
   Long-term debt                                                        (7,063)
-------------------------------------------------------------------------------
      Total liabilities                                                 (41,922)
-------------------------------------------------------------------------------
In-process research and development                                         780
-------------------------------------------------------------------------------
        Total purchase price                                          $ 128,429
===============================================================================

      On September 25, 2003, the Company and its wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility historically used for the manufacture of large, valve regulated lead acid batteries ("VRLA batteries") for standby power applications. In addition, the Company entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. The cost of this acquisition, including the technology agreement, was approximately $13,900 plus $1,000 of acquisition related costs. The Company is using and intends to use the facility for the manufacture of batteries.

      The results of operations of these businesses are included in the Company's consolidated financial statements from their respective dates of acquisition.

      The Company funded the foregoing transaction with the Company's working capital funds, and its existing credit agreement. Additionally, $2,800 of the cost of the technology agreement was paid in November 2004 and was recorded in other current liabilities in the consolidated balance sheet as of January 31, 2004.

      The allocation of the purchase price resulted in identifiable intangible assets of $3,936, which are being amortized on a straight-line basis over ten years. The Company's Reynosa, Mexico, facility produces product for both the Standby Power and Motive Power divisions.

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


                                                    (Unaudited)     (Unaudited)
Years Ended January 31,                                2005             2004
===============================================================================
Net sales                                           $  515,011      $  478,597
Net (loss) income                                   $  (72,244)     $   14,677
Net (loss) income per common share - basic          $    (2.85)     $     0.57
Net (loss) income per common share - diluted        $    (2.85)     $     0.57

      The pro forma net income includes the following significant pre-tax charges incurred by CPS prior to the acquisition in the year ended January 31, 2005:

Year Ended January 31,                                                   2005
================================================================================
Accrual for inventory obsolescence                                    $   8,460
Severance and related benefits                                            2,846
Other costs                                                               1,480
--------------------------------------------------------------------------------
   Total                                                              $  12,786
================================================================================

      The pro forma net income includes a gain of $9,200 related to the forgiveness of a Datel loan in the year ended January 31, 2004.

      The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.

      Pro forma amounts are not presented for the year ended January 31, 2004, related to the September 25, 2003, Reynosa, Mexico, acquisition, as the acquisition did not have a material effect on the Company's results of operations or financial condition due to the insignificant level of operations during the approximately eight month period ended September 25, 2003, at the Reynosa facility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      Goodwill:

      During the year ended January 31, 2005, the Company recorded $10,024, $28,627 and $10,234 in goodwill in connection with the Celab, Datel and CPS acquisitions, respectively. During the year ended January 31, 2004, no goodwill was acquired. Goodwill by reportable segment was adjusted as follows:

                                               Standby      Power       Motive
                                                Power*   Electronics     Power       Total
============================================================================================
Goodwill, January 31, 2003                    $  59,514   $  55,461    $      --   $ 114,975
Effect of exchange rate changes on goodwill         148       5,292           --       5,440
--------------------------------------------------------------------------------------------
Goodwill, January 31, 2004                    $  59,662   $  60,753    $      --   $ 120,415
Goodwill acquired                                    --      48,885           --      48,885
Effect of exchange rate changes on goodwill          49       2,131           --       2,180
Impairment of goodwill                               --     (74,233)          --     (74,233)
--------------------------------------------------------------------------------------------
Goodwill, January 31, 2005                    $  59,711   $  37,536    $      --   $  97,247
============================================================================================

*     Reclassified for comparative purposes.

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. An impairment review may require a two-step process. The first step of the review compares the fair value of the reporting units with goodwill against their carrying values, including goodwill. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company's overall market capitalization. Based on the comparison, the carrying value of the Power Electronics reporting unit exceeded its fair value primarily as a result of lower financial projections, coupled with publicly available market information related to integration risks associated with the fiscal year 2005 acquisitions within the Power Electronics Division. Accordingly, the Company performed the second step of the test, comparing the implied fair value of the Power Electronics reporting unit's goodwill with the carrying amount of that goodwill. The Company completed its annual impairment review with respect to the fourth quarter of fiscal year 2005 and found in connection with its preparation and review of its financial statements that a pre-tax impairment of $74,233 was required in the Power Electronics Division as of January 31, 2005. No impairment to goodwill existed in any other division as of January 31, 2005.

      Identifiable Intangible Assets:

     The Company completed an impairment review with respect to the fourth quarter of fiscal year 2005 and found in connection with its preparation and review of the Company's financial statements that an impairment existed with respect to certain intellectual property of the Power Electronics Division as of January 31, 2005, due to a decline in financial projections of certain products. As a result, the Company recorded a pre-tax non-cash impairment charge of $464 included in research and development expense in fiscal year 2005. During the year ended January 31, 2004, no acquisition-related intangibles were impaired.

      Identifiable intangible assets acquired during the years ended January 31, 2005 and 2004, are summarized as follows:

                                         Weighted-               Weighted-
                                          Average                 Average
Years Ended January 31,         2005        Life       2004        Life
==========================================================================
Trade names                  $   2,400       25      $      --       --
Intellectual property           15,012        9          3,936       10
Customer relationships          27,400       20             --       --
Other                              177        2             --       --
--------------------------------------               ---------
   Total intangible assets   $  44,989               $   3,936
======================================               =========

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS (continued)

      Identifiable intangible assets as of January 31, 2005, consisted of the following:

                                               Gross     Accumulated
January 31, 2005                              Assets    Amortization      Net
================================================================================
Trade names                                  $ 20,240     $ (5,333)     $ 14,907
Intellectual property                          25,501       (7,075)       18,426
Customer relationships                         27,400         (569)       26,831
Other                                           2,013         (695)        1,318
--------------------------------------------------------------------------------
   Total intangible assets                   $ 75,154     $(13,672)     $ 61,482
================================================================================

      Identifiable intangible assets as of January 31, 2004, consisted of the following:

                                               Gross     Accumulated
January 31, 2004                              Assets    Amortization      Net
================================================================================
Trade names                                  $ 17,840     $ (4,386)     $ 13,454
Intellectual property                          10,269       (4,737)        5,532
Other                                           2,045         (797)        1,248
--------------------------------------------------------------------------------
   Total intangible assets                   $ 30,154     $ (9,920)     $ 20,234
================================================================================

      Based on intangibles recorded at January 31, 2005, the annual amortization expense is expected to be as follows (assuming current exchange rates):


Years Ended January 31,        2006       2007       2008       2009       2010
===============================================================================
Trade names                  $  988     $  988     $  988     $  988     $  988
Intellectual property         2,643      2,439      2,288      2,155      1,907
Customer relationships        1,370      1,370      1,370      1,370      1,370
Other                           162         92         27         27         27
-------------------------------------------------------------------------------
   Total intangible assets   $5,163     $4,889     $4,673     $4,540     $4,292
===============================================================================

      Amortization of identifiable intangibles was $3,423, $2,031 and $1,922 for the years ended January 31, 2005, 2004 and 2003.

4.    INVENTORIES

      Inventories, net consisted of the following:

Years Ended January 31,                                 2005               2004
================================================================================
Raw materials                                         $31,558            $17,961
Work-in-process                                        13,084             10,667
Finished goods                                         32,630             18,547
--------------------------------------------------------------------------------
   Total                                              $77,272            $47,175
================================================================================

      If the first-in, first-out method of inventory accounting had been used (which approximates current cost), inventories would have been $82,151 and $51,214 as of January 31, 2005 and 2004, respectively. During the year ended January 31, 2004, inventory quantities were reduced resulting in the liquidation of certain layers carried at cost, which were lower than the cost of current purchases. The effect of these reductions in 2004 was to decrease the cost of sales by approximately $32 and to increase net income by $20 or less than $0.01 per share. There was no inventory decrement in the year ended January 31, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

4.    INVENTORIES (continued)

      The Company reserves for excess and obsolete inventory and adjusts the reserve based upon assumptions of future demand and market conditions. The excess and obsolete inventory reserve as of January 31, 2005 and 2004, was $23,967 and $8,977, respectively. The increase in the excess and obsolete inventory reserve was primarily the result of opening balance sheet reserves associated with acquired inventory of the fiscal year 2005 acquisitions. As a requirement of the seller, whose business model as a third party manufacturer does not permit the ownership of inventory, the Company was required to purchase inventory related to the CPS business. At the time of acquisition of CPS, the Company was aware that a significant portion of the acquired inventory required excess and obsolete reserves to properly value the inventory at fair market value.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

Years Ended January 31,                                  2005             2004
================================================================================
Land                                                   $  5,552         $  3,637
Buildings and improvements                               63,695           49,657
Furniture, fixtures and equipment                       235,671          193,313
Construction in progress                                  6,256            5,892
--------------------------------------------------------------------------------
                                                        311,174          252,499
Less accumulated depreciation                           207,044          147,700
--------------------------------------------------------------------------------
   Total                                               $104,130         $104,799
================================================================================

      For the years ended January 31, 2005, 2004 and 2003, depreciation charged to operations, including property under capital leases, amounted to $21,238, $20,395 and $21,050; maintenance and repair costs expensed totaled $12,536, $10,367 and $10,075; and capitalized interest amounted to $152, $82 and $135, respectively.

      During the third quarter of fiscal year 2005, the Company substantially completed the transition of its Motive Power V-Line(R) products and former Standby Power HD products (now replaced by the MSE and msEndur(TM) products) to the Company's Reynosa, Mexico, facility. As a result of the completion of feasibility analyses and successful product start-up testing, the Company recorded impairment charges related to machinery and equipment of $9,488, consisting of $6,293 in Leola, Pennsylvania (recorded in the Company's Standby Power Division) and $3,195 in Huguenot, New York (recorded in the Company's Motive Power Division). These charges are included in cost of sales in the Consolidated Statement of Operations. The impairment charges were calculated by identification of excess HD product-related equipment located in Leola, Pennsylvania, and excess V-Line(R) product related equipment located in Huguenot, New York, resulting from the move of manufacturing to the Company's Reynosa, Mexico, facility. The impairment charges also include charges resulting from the Company's identification of inadequate discounted cash flows to support the book value of Round Cell equipment in Leola, Pennsylvania, and certain Motive equipment in Huguenot, New York. In general, older, excess and/or immovable manufacturing equipment was replaced by more modern production equipment located in the Company's Reynosa, Mexico, facility. Additionally, one of the Company's buildings in Leola has been reclassified as held for sale. This building, which had a book value of $2,014 at October 31, 2004, has been written down to $1,900, its expected fair value, resulting in a loss of $114.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6.    DEBT

      Debt consisted of the following:

Years Ended January 31,                                                                                  2005        2004
===========================================================================================================================
Revolving  multi-currency credit facility;  maximum commitment of $200,000 and $100,000 at January
   31, 2005 and 2004,  bearing  interest of Prime plus .25% or LIBOR plus 1.75% and Prime or LIBOR plus 1%,  respectively  (effective rate on a  weighted-average  basis,  4.71% as of January 31,
   2005, and 2.14% as of January 31, 2004),  net of unamortized  debt costs of $941 and $380 as of
   January 31, 2005, and January 31, 2004, respectively                                                $128,750     $19,620
8.4% mortgage  payable to an insurance  company in monthly  installments  of $59  payable  through
   July 2007 with a final installment of $4,861 due in August 2007 collateralized by the Company's
   Mansfield, Massachusetts, manufacturing facility                                                       5,487          --
Obligations  under capital leases with interest rates ranging from 8.1% to 9.2%  collateralized by
   equipment                                                                                              2,156          --
Other                                                                                                       485          --
---------------------------------------------------------------------------------------------------------------------------
   Total debt                                                                                           136,878      19,620
Less current portion                                                                                      1,874          --
---------------------------------------------------------------------------------------------------------------------------
Total long-term portion                                                                                $135,004     $19,620
===========================================================================================================================

      On March 1, 1999, the Company obtained a fully syndicated senior unsecured agreement comprised of a $100,000 term loan and a $120,000 revolving credit facility. The term loan was paid in full on April 29, 2003. The revolving credit agreement, which had a termination date of March 1, 2004, was replaced and fully substituted by an amended and restated credit agreement on November 20, 2003. At the Company's request, the amended credit agreement extended the maturity date to November 20, 2006, and the total availability under the revolver was reduced from $120,000 to $100,000. The available interest rates were changed to Prime to Prime plus .50%, or LIBOR plus 1.00% to LIBOR plus 2.00%, depending on a certain leverage ratio. The previous agreement provided available interest rates between Prime to Prime plus .25%, or LIBOR plus .75% to LIBOR plus 1.50%, depending on a certain leverage ratio. The amended agreement required the Company to pay a fee of .25% to .50% per annum on any unused portion of the revolver, depending on the Company's leverage ratio. Prior to the amendment, this fee was between .20% and .30%. During the year ended January 31, 2004, the average fee paid was .21%. The amended agreement included a letter of credit facility, not to exceed $15,000 of which $11,842 was available at January 31, 2004.

      On June 30, 2004, the Company entered into an amended and restated revolving credit agreement ("Credit Agreement" or "Facility"), with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the Credit Agreement, the amount of the Facility was increased to $175,000 from $100,000 with the option, under certain conditions to increase the Facility to $200,000. The Facility was increased to $200,000 on August 3, 2004, at the Company's request.

      The Credit Agreement includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by the Company's leverage ratio and are available at LIBOR plus 1% to LIBOR plus 2.25% or Prime, to Prime plus .75%. The initial loans were priced at LIBOR plus 2.25% or Prime plus .75%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter. The Credit Agreement requires the Company to pay a fee of .25% to .50% per annum of any unused portion of the Facility, based on the leverage ratio. During the year ended January 31, 2005, the average fee paid was .39%.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6.    DEBT (continued)

      The Credit Agreement includes a letter of credit facility, not to exceed $25,000 of which $22,238 was available at January 31, 2005. The Credit Agreement contains certain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the Credit Agreement. The Company was not in compliance with its leverage ratio covenant at January 31, 2005. The Company obtained a waiver of this violation on February 28, 2005. The Company entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires that the Company pledge certain assets as collateral on a going forward basis. The interest rates determined by the Company's leverage ratio were changed as a result of this second amendment. The rates available to the Company are now LIBOR plus 1% to LIBOR plus 2.75% or Prime to Prime plus 1.25%. The second amendment also modifies other provisions of the Credit Agreement such that it permits the Company to exclude: (i) the write down of up to $85,000 of goodwill from the minimum net worth covenant calculation, (ii) up to $2,500 in severance costs in fiscal year 2006 as well as, (iii) all future non cash stock option or restricted stock expense from certain covenant calculations. Additionally, the second amendment requires the Company to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization as calculated quarterly through fiscal year 2006. On April 29, 2005, the Company entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA."

      The maximum aggregate amounts of loans outstanding under the term loan and revolving credit facility were $149,778, $43,500 and $72,650 during the years ended January 31, 2005, 2004 and 2003, respectively. For those years the outstanding loans under these credit agreements computed on a monthly basis averaged $80,314, $28,737 and $53,425 at a weighted-average interest rate of 4.64%, 2.00% and 2.60%, respectively.

      The revolving credit agreement and the subsequent amended and restated agreements all include a swingline loan facility not to exceed $10,000.

      The Company has $558 of letters of credit facilities with other financial institutions that do not reduce the Company's availability under its revolving credit agreement.

      The Company also has an uncommitted multi-currency overdraft facility. This is a senior unsecured demand loan facility, which was originally in the amount of 22 million British Pounds. This senior facility was reduced to 750 thousand British Pounds at the request of the Company in September 2002. There was no balance on this facility during fiscal years 2005 and 2004 and the maximum amount outstanding under this facility was 6.1 million British Pounds during the year ended 2003. The outstanding loans under this agreement computed on a monthly average basis averaged 3.4 million British Pounds at a weighted-average interest rate of 5.05% for the year ended 2003.

      As of January 31, 2005, the required minimum annual principal reduction of long-term debt for each of the next five fiscal years is as follows:

Year Ended January 31,                                                   Amount
================================================================================
2006                                                                    $  1,874
2007                                                                       1,038
2008                                                                       5,216
2009                                                                          --
2010                                                                     128,750
Thereafter                                                                    --
--------------------------------------------------------------------------------
   Total                                                                $136,878
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

6.    DEBT (continued)

      As of January 31, 2005, the future minimum lease payments, including interest, for capital leases are as follows:

Year Ended January 31,                                                    Amount
================================================================================
2006                                                                      $1,270
2007                                                                         815
2008                                                                         272
2009                                                                          --
2010                                                                          --
Thereafter                                                                    --
--------------------------------------------------------------------------------
   Total minimum lease payments                                           $2,357
Less amount representing interest                                            201
--------------------------------------------------------------------------------
Present value of net minimum lease payments                               $2,156
================================================================================

7.    STOCKHOLDERS' EQUITY

      Stock Option Plans:

      The Company has three stock option plans: the 1996 Stock Option Plan reserved 2,000,000 shares of Common Stock; the 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; and the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; for option grants. In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The majority of the stock options outstanding vest in equal annual installments over a three-year period commencing one year from the date of the grant. On March 1, 2005, the Compensation Committee of the Board of Directors of the Company authorized and approved, effective March 1, 2005, and notwithstanding the terms of any stock option agreements between the Company and any employee, the vesting of all outstanding non-vested options then held by employees of the Company, which had been granted by the Company under the 1996 and 1998 Stock Option Plans.

      A summary of stock option activity related to the Company's plans is as follows:

                            Beginning        Granted        Exercised       Canceled         Ending
                             Balance         During          During          During          Balance
                           Outstanding        Year            Year            Year         Outstanding     Exercisable
======================================================================================================================
BALANCE AT
JANUARY 31, 2005
Number of shares             2,741,506         681,702          99,599         191,241       3,132,368       2,018,039
Weighted-average
option price per share     $     21.47     $     18.60     $      9.36     $     23.64     $     21.10     $     22.70
----------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2004
Number of shares             2,501,374         616,297          83,102         293,063       2,741,506       1,703,513
Weighted-average
option price per share     $     23.02     $     16.32     $     13.52     $     26.10     $     21.47     $     22.29
----------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2003
Number of shares             2,155,288         597,725          70,334         181,305       2,501,374       1,461,838
Weighted-average
option price per share     $     23.84     $     20.20     $     12.56     $     27.49     $     23.02     $     21.24

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

7.    STOCKHOLDERS' EQUITY (continued)

      There were 1,504,554 and 2,004,642 shares available for future grants of options under the Company's stock option plans as of January 31, 2005 and 2004, respectively. The following table summarizes information about the stock options outstanding at January 31, 2005:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              ------------------------------------------------    --------------------------------
                                                  Weighted-
                                                   Average          Weighted-                           Weighted-
                                                  Remaining          Average                             Average
        Range of                 Number          Contractual        Exercise         Number             Exercise
    Exercise Prices           Outstanding           Life              Price        Exercisable            Price
==============================================================================    ================================
 $  6.00                            40,000        1.7 years           $  6.00           40,000           $  6.00
 $ 11.47  -  17.27                 901,895        7.0 years           $ 15.30          490,323           $ 14.30
 $ 18.34  -  26.76               1,754,573        6.9 years           $ 20.26        1,051,816           $ 20.96
 $ 35.00  -  37.28                 373,150        6.1 years           $ 35.06          373,150           $ 35.06
 $ 48.44  -  55.94                  62,750        5.5 years           $ 54.54           62,750           $ 54.54
---------------------------------------------                                     ------------
         Total                   3,132,368        6.7 years           $ 21.10        2,018,039           $ 22.70
=============================================                                     ============

      Rights Plan:

      In February 2000, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of Common Stock outstanding on March 3, 2000, to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. On November 15, 2004, an amendment was signed among the Company, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. The Company appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

8.    INCOME TAXES

      The components of (loss) income before income taxes and minority interest were as follows:

Years Ended January 31,                                          2005         2004        2003
================================================================================================
Domestic                                                       $(41,704)     $20,794     $23,638
Foreign                                                         (39,083)       2,975       5,159
------------------------------------------------------------------------------------------------
   (Loss) income before income taxes and minority interest     $(80,787)     $23,769     $28,797
================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8.    INCOME TAXES (continued)

      The (benefit) provisions for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,                  2005            2004            2003
===============================================================================
Current:
   Federal                             $   (337)        $ 6,261         $   330
   State                                    (46)            308            (982)
   Foreign                                1,213             574           1,901
-------------------------------------------------------------------------------
                                            830           7,143           1,249
-------------------------------------------------------------------------------
Deferred:
   Federal                              (21,352)          1,701           7,983
   State                                 (1,134)             79             182
   Foreign                                  367            (128)             --
-------------------------------------------------------------------------------
                                        (22,119)          1,652           8,165
-------------------------------------------------------------------------------
      Total                            $(21,289)        $ 8,795         $ 9,414
===============================================================================

      The components of the deferred tax asset and liability as of January 31, 2005 and 2004, were as follows:

Years Ended January 31,                                  2005            2004
===============================================================================
ASSETS
Vacation and compensation accruals                     $  4,712        $  4,044
Bad debt, inventory and return allowances                 5,734           3,752
Warranty reserves                                         3,109           3,668
Postretirement benefits                                   1,697           1,282
State net operating losses                                  671             754
Derivatives                                                 258             594
Foreign tax credits                                       1,004             802
Environmental reserves                                    2,056             994
Other accruals                                            1,255             873
Unrepatriated earnings                                   10,461              --
-------------------------------------------------------------------------------
   Total deferred tax assets                             30,957          16,763
-------------------------------------------------------------------------------
LIABILITIES
Depreciation and amortization                           (16,849)        (13,246)
Pension obligation                                       (6,988)         (5,893)
Cumulative translation adjustment                        (3,030)         (2,715)
Unrepatriated earnings                                       --            (825)
-------------------------------------------------------------------------------
   Total deferred tax liability                         (26,867)        (22,679)
-------------------------------------------------------------------------------
Valuation allowance*                                     (1,538)         (1,097)
-------------------------------------------------------------------------------
      Net deferred tax asset (liability)               $  2,552        $ (7,013)
===============================================================================

* As of January 31, 2005, the balance in the deferred tax asset for unrepatriated earnings includes $2,219 related to U.S. foreign tax credits for unremitted earnings of a controlled foreign subsidiary. The Company believes that some of these assets will not be realized and, therefore, a valuation allowance of $1,538 has been recorded related to those items. The increase in the valuation allowance from $1,097 to $1,538 is due to an increase in foreign tax credits for unremitted earnings of a controlled foreign subsidiary of $855, net of the reduction of the valuation allowance of $414 related to a deferred tax asset for unremitted earnings, which was written off in the current year. Realization of the Company's other deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

      As of January 31, 2005, the Company had state net operating loss carryforwards of approximately $14,721, foreign tax credit carryforwards of $1,004 and foreign net operating loss carryforwards of $592. These losses and credits begin to expire in varying amounts from January 31, 2008 to January 31, 2025.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

8.    INCOME TAXES (continued)

      Reconciliations of the (benefit) provisions for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2005, 2004 and 2003, respectively, are as follows:

Years Ended January 31,                                                      2005        2004         2003*
============================================================================================================
U.S. statutory income tax                                                  $(28,276)     $8,319     $ 10,079
Effect of:
   State tax, net of federal income tax benefit                              (1,018)        317          258
   Resolution of state tax audits                                                --          --       (1,100)
   Tax effect of foreign operations                                             791          69          256
   In-process research and development                                          154          --           --
   Goodwill impairment                                                        7,146          --          171
   Other                                                                        (86)         90         (250)
------------------------------------------------------------------------------------------------------------
      Total (benefit) provision for income taxes at the effective rate     $(21,289)     $8,795     $  9,414
============================================================================================================

*     Reclassified for comparative purposes.

9.    COMMITMENTS AND CONTINGENCIES

      (A)   Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2005, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,                                                  Amount
================================================================================
2006                                                                     $ 4,827
2007                                                                       3,820
2008                                                                       3,288
2009                                                                       2,857
2010                                                                       2,613
Thereafter                                                                 5,960
--------------------------------------------------------------------------------
   Total                                                                 $23,365
================================================================================

      Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2005, 2004 and 2003, was $4,957, $3,700 and $3,903,
respectively.

      (B)   Contingent Liabilities:

Legal

      In March 2003, the Company was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act by virtue of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. The parties are in the process of negotiating a resolution of the matter, failing which we intend to aggressively defend the matter.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

Environmental

      The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

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

      The Company and four other potentially responsible parties ("PRPs") agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a prorata increase in the liabilities of the other PRPs, including the Company, for which the Company's allocated share rose from 5.25% to 7.79%.

      The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the "Chicago Site," in October 1991.

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. ("NL") and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, is currently in negotiations with NL with respect to this site regarding its share of the allocated liability, which the Company expects will not have a material adverse effect on business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc. ("Avnet"), which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties' attempts to resolve the matter through mediation were not successful; therefore, the Company is aggressively pursing available legal remedies. Should the parties fail to reach a negotiated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

      The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company is currently in negotiation with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds ("CVOCs") in groundwater.

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

      In October 2004, the Company accrued estimated environmental clean-up and impaired equipment decontamination charges of $3,881 associated with the impairment charges related to the Leola, Pennsylvania, and Huguenot, New York, facilities, the timing for which has not been ascertained. These charges were included in cost of sales.

      In February 2005, the Company received a verbal request from EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. No formal claim has been made against the Company. The scope of this potential exposure is not defined at this time. The Company has retained environmental counsel and is fully assessing the matter. At this time, the Company does not believe that this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

9.    COMMITMENTS AND CONTINGENCIES (continued)

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of January 31, 2005, accrued environmental reserves totaled $6,570, consisting of $2,362 in other current liabilities and $4,208 in other liabilities. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and potential settlements are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

      (C) Purchase Commitments:

      Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. Under a manufacturing supply agreement, the Company is committed to purchase approximately $1,695 of inventory as of January 31, 2005. No other significant purchase commitments existed at January 31, 2005, and none are expected to exceed usage requirements.

10.   MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2005, 2004 and 2003.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at January 31, 2005 and 2004, were as follows:

                                                                 2005                            2004
                                                     ----------------------------     ----------------------------
                                                       Carrying                         Carrying
                                                        Amount       Fair Value          Amount        Fair Value
==================================================================================================================
Cash and cash equivalents                             $   26,855     $   26,855         $ 12,306        $ 12,306
Debt (excluding capital lease obligations)            $  134,722     $  134,722         $ 19,620        $ 19,620

      The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the relatively short maturity of these instruments and are excluded from the above table.

      The Company applies hedge accounting in accordance with SFAS No. 133 as amended, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $78 and $(923) as of January 31, 2005 and 2004. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in operations each period. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive income. When operations are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to operations. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in operations each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in other expense, net each period.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The following table includes all interest rate swaps as of January 31, 2005 and 2004. These interest rate swaps are designated as cash flow hedges and, therefore, changes in the fair value, net of tax, are recorded in accumulated other comprehensive income.

   Notional    Origination     Maturity       Fixed Interest    Variable Interest     Fair Value at      Fair Value at
    Amount        Date           Date            Rate Paid        Rate Received     January 31, 2005   January 31, 2004
=======================================================================================================================
    20,000      04/11/01       04/11/06             5.56%              LIBOR              $ (641)           $  (1,486)
    10,000      08/02/04       08/02/07             3.70%              LIBOR                  (3)                  --
                                                                                          ---------------------------
                                                                                          $ (644)           $  (1,486)
                                                                                          ===========================

      Based on the fair value of the interest rate swap as of January 31, 2005 and the maturity dates of this swap, the Company expects to reclassify a net of tax loss of approximately $325 of the amount from accumulated other comprehensive income to interest expense in the next 12 months.

      The Company had foreign exchange contracts on hand for delivery of Canadian Dollars in the amount of $3,281 and $2,248 as of January 31, 2005 and January 31, 2004, respectively.

      The Company had foreign exchange contracts on hand for delivery of Euros in the amount of $901 and $735 as of January 31, 2005 and January 31, 2004, respectively.

      The Company had foreign exchange contracts on hand that were purchased in Japanese Yen for the delivery of U.S. Dollars in the amount of $1,350 as of January 31, 2005.

      The Company had a foreign exchange contract on hand that was purchased in British Pounds for the delivery of U.S. Dollars in the amount of $706 as of January 31, 2005. The Company had foreign exchange contracts on hand for the delivery of British Pounds in the amount of $22,751 as of January, 31, 2004.

      The Company had a foreign exchange contract on hand for the delivery of Mexican Pesos in the amount of $806 as of January 31, 2004.

13.   EMPLOYEE BENEFIT PLANS

      (A) The Company has various noncontributory defined benefit pension plans, which cover certain employees in the United States. Certain employees of the Japanese subsidiary of Datel, Inc., acquired on June 30, 2004, are also covered by a defined benefit pension plan.

      The Company's funding policy for the domestic plans is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions than those used for financial reporting purposes. Pension benefits for the Company's defined benefit plans are generally based on employees' years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities. The Company's funding policy for the Japanese plan is to make contributions in accordance with Japanese laws and regulations. The Japanese plan is qualified under Japanese income tax regulations, and the related contributions and premiums are tax deductible.

      The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements ("postretirement benefits") through two plans. One of these plans was amended to increase the life insurance benefits for retirees.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

      Benefit payments for the Company's domestic and foreign pension and post retirement plans are expected to be paid as follows:

                                                 Pension        Postretirement
Years Ended January 31,                           Plans              Plans
===============================================================================
2006                                             $ 2,963            $  246
2007                                               3,207               257
2008                                               3,340               262
2009                                               3,589               290
2010                                               3,802               333
2011 - 2015                                       23,983             2,100

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2005 and 2004, and a statement of the funded status as of January 31, 2005 and 2004. The measurement dates are December 31, 2004 and 2003.

                                                                                                       Postretirement
                                                                              Pension Benefits             Benefits
                                                                          ----------------------      --------------------
                                                                            2005          2004         2005         2004
==========================================================================================================================
Change in benefit obligation:
   Benefit obligation at beginning of year                                $ 66,374      $ 57,460      $ 4,322      $ 4,067
   Service cost                                                              1,759         1,513          158          172
   Interest cost                                                             3,912         3,823          207          252
   Plan amendments                                                              --            --          805           --
   Special termination benefits                                                  3            --           --           --
   Actuarial loss (gain)                                                     2,077         6,297         (682)          36
   Acquisition                                                               1,390            --           --           --
   Exchange rate adjustment                                                     43            --           --           --
   Benefits paid                                                            (2,906)       (2,719)        (256)        (205)
--------------------------------------------------------------------------------------------------------------------------
      Benefit obligation at end of year                                   $ 72,652      $ 66,374      $ 4,554      $ 4,322
==========================================================================================================================
Change in plan assets:
   Fair value of plan assets at beginning of year                         $ 58,676      $ 49,694      $    --      $    --
   Actual return on plan assets                                              3,322         8,725           --           --
   Acquisition                                                               1,009            --           --           --
   Employer contributions                                                    4,422         2,976          256          205
   Exchange rate adjustment                                                     28            --           --           --
   Benefits paid                                                            (2,906)       (2,719)        (256)        (205)
--------------------------------------------------------------------------------------------------------------------------
      Fair value of plan assets at end of year                            $ 64,551      $ 58,676      $    --      $    --
==========================================================================================================================
Reconciliation of funded status:
   Funded status                                                          $ (8,101)     $ (7,698)     $(4,554)     $(4,322)
   Unrecognized actuarial loss (gain)                                       24,679        22,523         (269)         410
   Unrecognized prior service cost                                             125           143          539          655
   Contributions made after measurement date
      but before the end of the fiscal year                                      4            --           --           --
--------------------------------------------------------------------------------------------------------------------------
      Net amount recognized
        at measurement date at end of year                                $ 16,707      $ 14,968      $(4,284)     $(3,257)
==========================================================================================================================
Amounts recognized in the statement of financial position
consist of:
   Prepaid benefit cost                                                   $ 20,875      $ 18,583      $    --      $    --
   Contributions made after measurement date
      but before the end of the fiscal year                                      4            --           --           --
   Accrued benefit liability                                                (4,172)       (3,615)      (4,284)      (3,257)
--------------------------------------------------------------------------------------------------------------------------
      Net amount recognized at end of fiscal year*                        $ 16,707      $ 14,968      $(4,284)     $(3,257)
==========================================================================================================================

* Prepaid pension cost is included in intangible and other assets, net and the accrued benefit liability is included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

                                                       Pension Benefits                      Postretirement Benefits
                                             ------------------------------------      ------------------------------------
                                                2005          2004          2003          2005          2004          2003
===========================================================================================================================
Components of net periodic benefit cost:
   Service cost                              $ 1,759       $ 1,513       $ 1,573       $   158       $   172       $   152
   Interest cost                               3,912         3,823         3,750           207           252           269
   Expected return on plan assets             (4,886)       (4,122)       (3,618)           --            --            --
   Amortization of prior service costs            18            19            20           920           115           115
   Recognized actuarial loss/(gain)            1,488         1,409           443            (2)           (3)           --
   Special termination benefit                     3            --            --            --            --            --
   Settlement loss                                --            --           241            --            --            --
---------------------------------------------------------------------------------------------------------------------------
      Net periodic benefit cost              $ 2,294       $ 2,642       $ 2,409       $ 1,283       $   536       $   536
===========================================================================================================================
Weighted-average assumptions
used to determine benefit
obligation as of January 31*:
   Discount rate                                5.67%         6.00%         7.00%         5.75%         6.00%         7.00%
   Rate of compensation increase***             4.36%    4.00-4.95%    4.00-4.95%          N/A           N/A           N/A
Weighted-average assumptions
used to determine net cost for
the periods ended January 31**:
   Discount rate                                5.92%         7.00%         7.50%         6.00%         7.00%         7.50%
   Expected long-term
      rate of return on plan assets             8.36%         8.50%         9.00%          N/A           N/A           N/A
   Rate of compensation increase***             4.39%    4.00-4.95%    4.00-5.03%        4.45%           N/A           N/A

*     Determined as of the end of the year.

**    Determined as of the beginning of the year.

*** Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

      The Company considered various corporate bond indices rated "Aa" or higher with a duration that is consistent with the plans' liabilities to determine the discount rates at each measurement date. The change in the discount rate is consistent with the changes in the benchmarks considered for the same periods.

      To  develop  the  expected   long-term  rate  of  return  on  plan  assets
assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 8.5% expected long-term rate of return on plan assets assumption for domestic plans and .5% for the Japanese plan.

      The Company sponsors two postretirement benefit plans for certain employees in the United States; the Company contributions to one of them are fixed so there is no material trend rate assumption. The other plan has a cap on benefits in place. The impact of a change in the assumed health care cost trend rate is zero as the per capita claims costs have exceeded the cap as of the measurement date of December 31, 2004. The reported postretirement benefit obligation does not reflect the effect of the Medicare Prescription Drug
Improvement and Modernization Act of 2003. C&D provides prescription drug benefits to some Medicare-eligible retirees, but is not expected to qualify for the tax-free federal subsidy.

      The accumulated benefit obligation of the domestic and Japanese pension plans was $66,043 and $60,056 for fiscal years 2005 and 2004, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

13.   EMPLOYEE BENEFIT PLANS (continued)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the one domestic pension plan and the Japanese pension plan with accumulated benefit obligations in excess of plan assets were $9,383, $7,036 and $4,645, respectively for fiscal year 2005 and $6,442, $4,815 and $2,863, respectively for fiscal year 2004.

      The pension plans, domestic and Japanese, have the following asset allocations, as of their measurement dates:

                                                     Actual Percentage of Plan
                                                       Assets at December 31,
                                                     -------------------------
                                                         2004          2003
==============================================================================
ASSET CATEGORY
Equity Securities - Domestic                            58.00%        61.50%
Equity Securities - International                        8.80%        11.20%
------------------------------------------------------------------------------
   Total                                                66.80%        72.70%
==============================================================================
Debt Securities                                         25.40%        22.20%
Other                                                    7.80%         5.10%
------------------------------------------------------------------------------
   Total                                               100.00%       100.00%
==============================================================================

      The  Pension  Plans'   investment  policy  includes  the  following  asset
guidelines:

                                                      Domestic      Japanese
                                                        Plans         Plan
                                                       Policy        Policy
Asset Allocation Policy Guidelines                     Target       Target *
==============================================================================
ASSET CLASS
Fixed Income                                            30.00%         0.00%
Domestic Equity                                         60.00%         0.00%
International Equity                                    10.00%         0.00%
Other *                                                  0.00%       100.00%

* The plan assets of the Japanese pension plan are invested in the general assets of a Japanese insurance company. The investment profile of the Japanese insurance company is 65% to 80% debt securities, 5% to 20% equity securities, a maximum of 10% real estate and a maximum of 20% cash.

      The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets. Equity securities - Domestic include Company common stock in the amounts of $4,524 (7.1% of total domestic plan assets) and $5,089 (8.7% of total domestic plan assets) at December 31, 2004 and 2003, respectively.

      Assuming that the actual return on plan assets is consistent with the expected rate of 8.25% for the domestic plans for fiscal year 2006, and that interest rates remain constant, the Company would not be required to make any contributions to its domestic pension plans for fiscal year 2006. The Company expects to make discretionary contributions totaling approximately $1,100 to two of its domestic pension plans and to make contributions of approximately $42 to the Japanese plan. The Company also expects to make contributions totaling approximately $246 to the two domestic Company sponsored postretirement benefit plans.

      In addition to the broad asset allocation described above, the following policies apply to individual asset classes for the domestic plans:

            Fixed income investments for the domestic plans are oriented toward investment grade securities rated "Baa" or higher. They are diversified among individual securities and sectors. The average maturity is similar to that of the

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

            broad U.S. bond market. For the Japanese plan, fixed income investments held by the Japanese insurance company are principally in Yen denominated bonds of high quality ratings.

            Equity investments for the domestic plans are diversified among individual securities, industries and economic sectors. International equity investments are also diversified by country. Most securities held are issued by companies with large market capitalizations. Investment in the Company's stock is permissible up to a maximum of 10% at the time of investment. For the Japanese plan, a majority of the equity securities held by the Japanese insurance company are invested in mature industries and companies with long operating histories and with market capitalization of at least $1,000,000. Only securities traded on national public markets in industrial nations are eligible for the Japanese plan.

      (B) Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's expense was $1,577, $2,174 and $1,610 for the years ended January 31, 2005, 2004 and 2003, respectively.

      (C) The Company has Supplemental Executive Retirement Plans ("SERPs") that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $767, $581 and $605 for the years ended January 31, 2005, 2004 and 2003, respectively. The liability for these plans was $3,635 and $2,981 as of January 31, 2005 and 2004, respectively, and was included in other liabilities.

      (D) The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with GAAP for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2005 and 2004, the liability for the Company's Deferred Compensation Plan was $953 and $935, respectively, and was included in other liabilities.

14.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2005 and 2004, follow:

                                                  First      Second        Third         Fourth
Year Ended January 31, 2005                      Quarter     Quarter      Quarter        Quarter
=================================================================================================
Net sales                                        $85,805     $93,627     $ 112,732      $ 122,574
Gross profit                                      16,541      19,521         8,908         21,688
Operating income (loss)                            3,838       6,667        (9,399)       (75,266)
Net income (loss)                                  2,004       3,206        (7,353)       (57,350)
Net income (loss) per common share - basic          0.08        0.13         (0.29)         (2.26)
Net income (loss) per common share - diluted        0.08        0.13         (0.29)         (2.26)

      The results for the third quarter of fiscal year 2005 reflect impairment charges of $9,602 relating to the Company's Leola, Pennsylvania, and Huguenot, New York, facilities and related estimated environmental clean-up and impaired equipment decontamination charges at these two facilities in the amount of $3,881.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

14.   QUARTERLY FINANCIAL DATA (unaudited) (continued)

      The results for the fourth quarter of fiscal year 2005 included a non-cash pre-tax goodwill impairment charge of $74,233 related to the Company's completed annual impairment review required by SFAS No. 142, "Goodwill and Other Intangible Assets."

                                           First      Second       Third      Fourth
Year Ended January 31, 2004               Quarter     Quarter     Quarter     Quarter
=====================================================================================
Net sales                                 $77,368     $81,364     $84,870     $81,222
Gross profit                               16,992      19,078      19,656      20,953
Operating income                            5,411       6,219       7,201       7,847
Net income                                  2,822       3,580       4,203       4,286
Net income per common share - basic          0.11        0.14        0.16        0.17
Net income per common share - diluted        0.11        0.14        0.16        0.17

15.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large OEMs of telecommunications and networking equipment, as well as office and industrial equipment. In addition, as a result of recent acquisitions, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

15.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

      Summarized  financial   information  related  to  the  Company's  business
segments for the years ended January 31, 2005, 2004 and 2003, is shown below:

                                        Standby        Power         Motive
Year Ended January 31, 2005              Power      Electronics       Power      Consolidated
==============================================================================================
Net sales                              $ 245,794     $ 111,546      $  57,398      $ 414,738
Operating income (loss)                $   9,211     $ (71,703)     $ (11,668)     $ (74,160)

Year Ended January 31, 2004
==============================================================================================
Net sales                              $ 232,687     $  39,080      $  53,057      $ 324,824
Operating income (loss)                $  30,280     $   1,109      $  (4,711)     $  26,678

Year Ended January 31, 2003
==============================================================================================
Net sales                              $ 234,361     $  46,840      $  54,544      $ 335,745
Operating income (loss)                $  38,994     $     (52)     $  (4,888)     $  34,054

      For the year ended January 31, 2005, the Power Electronics Division recorded a non-cash pre-tax goodwill impairment charge of $74,233 related to the Company's completed annual impairment review required by SFAS No. 142, "Goodwill and Other Intangible Assets."

      Many of the Company's facilities manufacture products for more than one segment. Therefore, it is not practicable to disclose asset information (assets, expenditures for long-lived assets) on a segment basis.

      Long-lived  assets  are  comprised  of  property,   plant  and  equipment,
over-funded pensions, investments, deposits and notes receivable.

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2005, 2004 and 2003, and for each of the years then ended is shown below:

Years Ended January 31,                   2005            2004            2003
================================================================================
Net sales*:
   United States                        $305,742        $268,149        $275,268
   Other countries                       108,996          56,675          60,477
--------------------------------------------------------------------------------
      Consolidated totals               $414,738        $324,824        $335,745
================================================================================
Long-lived assets:
   United States                        $ 93,796        $100,386        $116,447
   Mexico                                 15,121          11,037           1,629
   China                                  14,862          11,548          12,961
   Other countries                         2,732           1,393           1,794
--------------------------------------------------------------------------------
      Consolidated totals               $126,511        $124,364        $132,831
================================================================================

* Net sales by geographic area is determined by the location of the customer.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

                                    --------

16.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,                                    2005          2004
===============================================================================
Balance at beginning of year                              $ 9,759      $ 10,599
Opening balance sheet liability of acquired companies         393            --
Current year provisions                                     3,872         7,570
Expenditures                                               (5,725)       (8,410)
Effect of foreign currency translation                          4            --
-------------------------------------------------------------------------------
   Balance at end of year                                 $ 8,303      $  9,759
===============================================================================

      As of January 31, 2005, accrued warranty obligations of $8,303 include $4,958 in current liabilities and $3,345 in other liabilities. As of January 31, 2004, accrued warranty obligations of $9,759 include $6,603 in current liabilities and $3,156 in other liabilities.

17.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Years Ended January 31,                                    2005          2004
===============================================================================
Cumulative translation adjustment                         $5,661        $4,150
Accumulated net unrealized holding loss on derivatives      (386)         (891)
-------------------------------------------------------------------------------
   Total accumulated other comprehensive income           $5,275        $3,259
===============================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                Additions      Additions
                                                 Balance at     Charged to     Charged to                    Balance at
                                                 Beginning       Costs &         Other        Deductions       End of
                                                 of Period       Expenses       Accounts         (a)           Period
=======================================================================================================================
Deducted from Assets

Allowance for doubtful accounts:
Year ended January 31, 2005                      $    1,476     $       32     $      751(b)  $      241     $    2,018
Year ended January 31, 2004                           1,906             --             --            430          1,476
Year ended January 31, 2003                           2,278             --             --            372          1,906

Valuation allowance for deferred tax assets:
Year ended January 31, 2005                      $    1,097     $      855     $       --     $      414     $    1,538
Year ended January 31, 2004                              --             --          1,097             --          1,097
Year ended January 31, 2003                              --             --             --             --             --

----------
(a)   Amounts written-off, net of recoveries and reserve reversals.

(b)   Additions totaling $727 relate to business acquisitions.