Form 10-Q
period 2005-04-30
C&D TECHNOLOGIES INC
filed 2005-06-08
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-9389

                             C&D TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

                 Delaware                               13-3314599
     (State of other jurisdiction of                (I.R.S. Employer
      Incorporation or organization)               Identification No.)

                             1400 Union Meeting Road
                          Blue Bell, Pennsylvania 19422
                     (Address of principal executive office)
                                   (Zip Code)

                                 (215) 619-2700
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X| NO |_|

      Number of shares of the Registrant's Common Stock outstanding on April 30, 2005: 25,345,422.

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets - April 30, 2005 and January 31, 2005     3

         Consolidated Statements of Operations - Three Months Ended
         April 30, 2005 and 2004                                               5

         Consolidated Statements of Cash Flows - Three Months Ended
         April 30, 2005 and 2004                                               6

         Consolidated Statements of Comprehensive (Loss) Income -
         Three Months Ended April 30, 2005 and 2004                            7

         Notes to Consolidated Financial Statements                            8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            20

Item 3   Quantitative and Qualitative Disclosures About Market Risk           28

Item 4   Controls and Procedures                                              29

Part II  OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          30

Item 6   Exhibits                                                             31

SIGNATURES                                                                    32

EXHIBIT INDEX                                                                 33

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                  April 30,     January 31,
                                                                     2005          2005*
===========================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                      $  21,720      $  26,855
   Accounts receivable, less allowance for doubtful accounts
     of $2,257 and $2,018                                            78,107         73,621
   Inventories, net                                                  78,283         77,272
   Deferred income taxes                                             14,064         14,481
   Other current assets                                               7,335          3,652
-------------------------------------------------------------------------------------------
     Total current assets                                           199,509        195,881

Property, plant and equipment, net                                  100,482        104,130
Deferred income taxes                                                   287            287
Intangible and other assets, net                                     82,116         83,863
Goodwill                                                             97,513         97,247
-------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                 $ 479,907      $ 481,408
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                $   1,799      $   1,874
   Accounts payable                                                  38,989         34,808
   Book overdrafts                                                    4,645          8,674
   Accrued liabilities                                               24,460         24,254
   Other current liabilities                                         12,132         10,374
-------------------------------------------------------------------------------------------
     Total current liabilities                                       82,025         79,984

Deferred income taxes                                                12,356         12,216
Long-term debt                                                      133,040        135,004
Other liabilities                                                    36,940         36,705
-------------------------------------------------------------------------------------------
     Total liabilities                                              264,361        263,909
-------------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)


                                                                  April 30,     January 31,
                                                                     2005          2005*
===========================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                     8,072          8,171

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000
     shares authorized; 28,714,973 and 28,714,973
     shares issued, respectively                                        287            287
   Additional paid-in capital                                        71,954         71,956
   Treasury stock, at cost 3,369,551 and
     3,368,676 shares, respectively                                 (47,158)       (47,151)
   Accumulated other comprehensive income                             5,488          5,275
   Retained earnings                                                176,903        178,961
-------------------------------------------------------------------------------------------
     Total stockholders' equity                                     207,474        209,328
-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 479,907      $ 481,408
===========================================================================================

*     Reclassified for comparative purposes.

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      April 30,
                                                                2005            2004
========================================================================================
NET SALES                                                    $ 122,821       $  85,805
----------------------------------------------------------------------------------------
COST OF SALES                                                  101,070          69,264
----------------------------------------------------------------------------------------
GROSS PROFIT                                                    21,751          16,541

OPERATING EXPENSES:
   Selling, general and administrative expenses                 16,679          10,034
   Research and development expenses                             6,213           2,669
----------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                         (1,141)          3,838
----------------------------------------------------------------------------------------
Interest expense, net                                            2,004             287
Other expense, net                                                 314             560
----------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         (3,459)          2,991
----------------------------------------------------------------------------------------
(Benefit) provision for income taxes                            (1,651)          1,107
----------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST                          (1,808)          1,884
----------------------------------------------------------------------------------------
Minority interest                                                  (99)           (120)
----------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                         $  (1,709)      $   2,004
========================================================================================
Net (loss) income per common share - basic                   $   (0.07)      $    0.08
========================================================================================
Net (loss) income per common share - diluted                 $   (0.07)      $    0.08
========================================================================================
Dividends per share                                          $ 0.01375       $ 0.01375
========================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                    April 30,
                                                                               2005           2004
======================================================================================================
Cash flows from operating activities:
   Net (loss) income                                                        $  (1,709)      $   2,004
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Minority interest                                                              (99)           (120)
   Depreciation and amortization                                                6,098           5,517
   Deferred income taxes                                                          556             225
   Loss (gain) on disposal of assets                                              128             (15)
   Changes in assets and liabilities:
     Accounts receivable                                                       (4,504)         (2,623)
     Inventories                                                                 (936)         (1,990)
     Other current assets                                                        (432)           (331)
     Accounts payable                                                           4,279             470
     Accrued liabilities                                                          188             371
     Income taxes payable                                                      (3,253)           (612)
     Other current liabilities                                                  1,732          (1,718)
     Other liabilities                                                            235             219
     Other long-term assets                                                       463             252
     Other, net                                                                   (73)            979
------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                2,673           2,628
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                                (1,337)         (2,579)
   Proceeds from disposal of property, plant and equipment                          8              54
------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                   (1,329)         (2,525)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of debt                                                           (1,364)             --
   Decrease in book overdrafts                                                 (4,029)           (486)
   Financing cost of long-term debt                                              (735)             --
   Proceeds from issuance of common stock, net                                     --             302
   Purchase of treasury stock                                                     (10)         (1,233)
   Payment of common stock dividends                                             (349)           (350)
------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                   (6,487)         (1,767)
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                        8             (45)
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                          (5,135)         (1,709)
Cash and cash equivalents, beginning of period                                 26,855          12,306
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $  21,720       $  10,597
======================================================================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase in property, plant and equipment acquisitions
   in accounts payable                                                      $    (134)      $     415
Tax effect of options exercised                                             $      --       $      51

         The accompanying notes are an integral part of these statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                 Three months ended
                                                                                      April 30,
                                                                                  2005        2004
=====================================================================================================
NET (LOSS) INCOME                                                              $ (1,709)    $  2,004
Other comprehensive income, net of tax:
   Net unrealized gain (loss) on derivative instruments                             263          183
   Foreign currency translation adjustments                                         (50)        (973)
-----------------------------------------------------------------------------------------------------
     Total comprehensive (loss) income                                         $ (1,496)    $  1,214
=====================================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2005. The January 31, 2005, amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the consolidated financial position as of April 30, 2005, and the related consolidated statements of operations and comprehensive (loss) income for the three months ended April 30, 2005 and 2004, and the related consolidated statements of cash flows for the three months ended April 30, 2005 and 2004. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.    STOCK-BASED COMPENSATION PLANS

      Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net
(loss) income. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods. The pro forma disclosure reflects an acceleration of most of the Company's outstanding options on March 1, 2005. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                                                  Three months ended
                                                                                       April 30,
                                                                                  2005           2004
========================================================================================================
Net (loss) income - as reported                                               $  (1,709)      $   2,004
Deduct: Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effect              2,309             915
--------------------------------------------------------------------------------------------------------
Net (loss) income - pro forma                                                 $  (4,018)      $   1,089
========================================================================================================
Net (loss) income per common share - basic - as reported                      $   (0.07)      $    0.08
Net (loss) income per common share - basic - pro forma                        $   (0.16)      $    0.04
Net (loss) income per common share - diluted - as reported                    $   (0.07)      $    0.08
Net (loss) income per common share - diluted - pro forma                      $   (0.16)      $    0.04
Weighted-average fair value of options granted during the year                        *       $    8.46

* There were no options granted during the three months ended April 30, 2005.

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

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, which is effective for the first annual period after December 15, 2005, the Company will be required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R. Of the 3,130,228 stock options outstanding on March 1, 2005, 2,501,985 were vested and 628,243 were non-vested. Of the 628,243 options which were non-vested, 604,445 were accelerated and 23,798, which were granted under the U.K. Stock Options Plan, were not accelerated.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard ("IAS") No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's consolidated operations, financial position or cash flows.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal year 2007. SFAS No. 123R permits public companies to adopt these requirements using one of two methods:

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

      o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Company is evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the Security and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 107 "Shared-Based Payment." SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company currently expects to apply the provisions of SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, the Company has accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption is not expected to have a material impact on the Company's consolidated operations, financial position or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 will be effective for the Company in fiscal year 2007. The Company is currently in the process of evaluating the impact SFAS No. 154 will have on its consolidated operations, financial position or cash flows.

4.    INVENTORIES

      Inventories consisted of the following:

                                                       April 30,    January 31,
                                                         2005          2005
================================================================================
Raw materials                                          $ 31,255     $ 31,558
Work-in-process                                          14,502       13,084
Finished goods                                           32,526       32,630
--------------------------------------------------------------------------------
   Total                                               $ 78,283     $ 77,272
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

5.    INCOME TAXES

                                                        Three months ended
                                                             April 30,
                                                          2005        2004
================================================================================
(Benefit) provision for income taxes                   $ (1,651)    $  1,107
Effective income tax rate                                  47.7%        37.0%

      The effective income tax rate is the (benefit) provision for income taxes as a percentage of (loss) income before income taxes and minority interest. The Company's effective income tax rate in the first quarter of fiscal year 2006 was impacted by: (i) a net loss before income taxes in the first quarter of fiscal year 2006 compared to income before taxes in the same period of the prior year along with a shift in the (loss) income components between United States and foreign operations; (ii) an increase in the relative size of the valuation allowance in the current year related to the United States foreign tax credits for unremitted earnings of a controlled foreign subsidiary compared to the prior year; and (iii) the tax effect of the resolution of state tax matters in the first quarter of fiscal years 2006 and 2005.

      The Company's effective tax rate for the fiscal year ended January 31, 2005, was 26.4%. In addition to the aforementioned factors that impacted the first quarter of fiscal year 2006, the primary factor impacting the effective tax rate for the fiscal year ended January 31, 2005, was the tax effect of the goodwill impairment recorded in the fourth quarter of fiscal year 2005.

6.    NET (LOSS) INCOME PER COMMON SHARE

      Net (loss) income per common share is based on the weighted-average number of shares of Common Stock outstanding. Net (loss) income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares and common shares - diluted were as follows:

                                                                                 Three months ended
                                                                                     April 30,
                                                                                 2005         2004
======================================================================================================
Weighted-average shares of common stock                                       25,345,947   25,398,868
Assumed conversion of stock options, net of shares assumed reacquired                 --      186,257
------------------------------------------------------------------------------------------------------
Weighted-average common shares - diluted                                      25,345,947   25,585,125
======================================================================================================

      During the three months ended April 30, 2004, there were 1,498,541 outstanding employee stock options that were excluded from the calculation of the diluted earnings per share because their inclusion would have been anti-dilutive. These stock options could be dilutive in the future. Due to a net loss in the three months ended April 30, 2005, 19,368 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share.

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

Environmental:

      The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge;
(iv) the reduction of hazardous chemical substances in certain products; and (v) monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, costs of investigation and remediation and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the "EPA") in connection with investigations of the source and extent of contamination at three lead smelting facilities (the "Third Party Facilities") to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition Agreement.

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

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. ("NL") and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, has entered into a tolling agreement and is currently in negotiations with NL with respect to this site regarding its share of the allocated liability, which the Company expects will not have a material adverse effect on business, financial condition or results of operations.

      The Company is also aware of the existence of contamination at its Huguenot, New York facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards, and the agency has issued a Record of Decision for the soil remediation portion of the site. A final remediation plan for the ground water portion has not yet been finalized with or approved by the State of New York. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc. ("Avnet"), which is ultimately expected to bear some, as yet undetermined, share of the costs associated with remediation of contamination in place at the time the Company acquired the property. The parties' attempts to resolve the matter through mediation were not successful; therefore, the Company is aggressively pursuing available legal remedies. Should the parties fail to reach a negotiated settlement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

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

      In February 2005, the Company received a verbal request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. No formal claim has been made against the Company. The scope of this potential exposure is not defined at this time. The Company has retained environmental counsel and consultants to fully assess the matter. At this time, the Company does not believe that this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of April 30, 2005, and January 31, 2005, accrued environmental reserves totaled $6,610 and $6,570, respectively, consisting of $2,402 and $2,362 in other current liabilities and $4,208 and $4,208 in other liabilities, respectively. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that potential settlements are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

8.    OPERATIONS BY REPORTABLE SEGMENT

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the three months ended April 30, 2005 and 2004, is shown below:

                                              Standby        Power          Motive
Three months ended April 30, 2005              Power      Electronics        Power      Consolidated
=====================================================================================================
Net sales                                     $ 60,537      $ 48,361       $ 13,923      $ 122,821
Operating income (loss)                       $  2,192      $   (918)      $ (2,415)     $  (1,141)

Three months ended April 30, 2004
=====================================================================================================
Net sales                                     $ 60,890      $ 11,173       $ 13,742      $  85,805
Operating income (loss)                       $  5,392      $    291       $ (1,845)     $   3,838

      Many of the Company's facilities manufacture products for more than one segment. Therefore, it is not practical to disclose asset information (assets, expenditures for long-lived assets) on a segment basis.

9.    DERIVATIVE INSTRUMENTS

      The Company is exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain commodity prices and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments.

      The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

      The following table provides the fair value of the Company's derivative contracts which include interest rate swaps, foreign exchange contracts and forward commodity contracts. The interest rate swaps and commodity forwards are designated as cash flow hedges and; therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive (loss) income. At April 30, 2005, and January 31, 2005, the Company has effectively changed $30,000 in floating rate debt to fixed rate debt at an average rate of 4.94%. The Company has chosen not to apply hedge accounting to its currency contracts. Changes in the fair value of the currency contracts are recorded in other expense, net.

                                              Fair Value         Fair Value
                                             at April 30,       at January 31,
                                                 2005               2005
================================================================================
Interest rate swaps                             $(317)             $(644)
Foreign currency contracts                      $ 167              $  78
Commodity forward contracts                     $ 111              $  --

      During the first quarter of fiscal year 2006, the Company began to enter into financial derivatives to hedge the fluctuation in the price of lead, which is the primary raw material component in our batteries. The Company expects to continue to use financial instruments as appropriate to mitigate this risk.

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

10.   WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                           Three months ended
                                                                April 30,
                                                          2005            2004
================================================================================
Balance at beginning of period                          $ 8,303         $ 9,759
Current year provisions                                   1,791           1,479
Expenditures                                             (1,358)         (1,585)
Effect of foreign currency translation                        2              --
--------------------------------------------------------------------------------
   Balance at end of period                             $ 8,738         $ 9,653
================================================================================

      As of April 30, 2005, accrued warranty obligations of $8,738 include $5,242 in current liabilities and $3,496 in other liabilities. As of January 31, 2005, accrued warranty obligations of $8,303 include $4,958 in current liabilities and $3,345 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                               Pension Benefits      Postretirement Benefits
                                              ------------------     -----------------------
                                              Three months ended        Three months ended
                                                   April 30,                 April 30,
                                               2005         2004         2005        2004
============================================================================================
Components of net periodic benefit cost:
   Service cost                              $   500      $   475      $    61     $    53
   Interest cost                               1,031          970           65          63
   Expected return on plan assets             (1,286)      (1,213)          --          --
   Amortization of prior service costs             5            5           29          30
   Recognized actuarial loss                     435          371           --           3
--------------------------------------------------------------------------------------------
     Net periodic benefit cost               $   685      $   608      $   155     $   149
============================================================================================

      Assuming that the actual return on plan assets is consistent with the expected rate of 8.25% for the domestic plans for fiscal year 2006, and that interest rates remain constant for calendar year (plan year) 2005, the Company would not be required to make any contributions to its domestic pension plans for fiscal year 2006. The Company expects to make discretionary contributions totaling approximately $1,550 to three of its domestic pension plans and to make contributions of approximately $42 to its Japanese plan for fiscal year 2006. In the three-month period ended April 30, 2005, the Company made contributions of $10 to its Japanese pension plan.

      The Company also expects to make contributions totaling approximately $246 to the two Company sponsored postretirement benefit plans for fiscal year 2006.

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

      On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS," a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $1,050, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. The appraisal of the acquired CPS tangible and intangible assets included technology of $3,760 with a weighted average 5 year expected useful life, customer relationships of $18,500 with a 20 year expected useful life, and acquired in-process research and development of $340, which lastly, resulted in a charge to research and development expense of this amount in the year ended January 31, 2005. This acquisition was funded with the Company's expanded revolving credit facility.

      The results of operations of these businesses are included in the Company's consolidated financial statements from their respective dates of acquisition.

      The following unaudited pro forma financial information combines the consolidated results of operations as if the Celab, Datel and CPS acquisitions had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable. The pro forma adjustments contained in the table below include amortization of intangibles, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, interest expense on the acquisition debt and related income tax effects.

Three months ended April 30,                               2004
====================================================================
Net sales                                                $132,056
Net income                                               $    912
Net income per common share - basic                      $   0.04
Net income per common share - diluted                    $   0.04

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

      Receivables consist of the following at April 30, 2005, and January 31, 2005.

                                                     April 30,      January 31,
                                                       2005             2005
==============================================================================
Trade receivables                                    $ 76,636        $ 72,680
Notes receivables                                         505             500
Other                                                   3,223           2,459
Allowance for doubtful accounts                        (2,257)         (2,018)
------------------------------------------------------------------------------
   Total receivables                                 $ 78,107        $ 73,621
==============================================================================

      Following are the changes in the allowance for doubtful accounts during the periods ended:

                                                         Three months ended
                                                              April 30,
                                                        2005            2004
==============================================================================
Balance at beginning of period                       $  2,018        $  1,476
Accrual additions (reductions)                            231             (47)
(Write-offs) net of recoveries                              9             (32)
Translation adjustment                                     (1)            (11)
------------------------------------------------------------------------------
   Balance at end of period                          $  2,257        $  1,386
==============================================================================

14.   DEBT

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

      The Credit Agreement includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by the Company's leverage ratio and, subject to the second amendment discussed below, are available at LIBOR plus 1% to LIBOR plus 2.75% or Prime, to Prime plus 1.25%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter. The Credit Agreement requires the Company to pay a fee of .25% to .50% per annum of any unused portion of the Facility, based on the leverage ratio.

      The Credit Agreement includes a letter of credit facility, not to exceed $25,000. The Credit Agreement contains certain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the Credit Agreement. The Company was not in compliance with its leverage ratio covenant at January 31, 2005. The Company obtained a waiver of this violation on February 28, 2005. The Company entered into the second amendment to the

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires that the Company pledge certain assets as collateral on a going forward basis. The interest rates determined by the Company's leverage ratio were changed as a result of this second amendment. The second amendment also modifies other provisions of the Credit Agreement such that it permits the Company to exclude: (i) the write down of up to $85,000 of goodwill from the minimum net worth covenant calculation, (ii) up to $2,500 in severance costs in fiscal year 2006 as well as, (iii) all future non cash stock option or restricted stock expense from certain covenant calculations. Additionally, the second amendment requires the Company to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization as calculated quarterly through fiscal year 2006. On April 29, 2005, the Company entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA." The Company was in compliance with its Credit Agreement covenants at April 30, 2005

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

Executive Overview

      Within the following discussion, unless otherwise stated, "quarter" and "three-month period," refer to the first quarter of fiscal year 2006. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

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

Three Months Ended April 30, 2005, Compared to April 30, 2004

      Net sales for the first quarter of fiscal year 2006 increased $37,016 or 43% to $122,821 from $85,805 in the first quarter of fiscal year 2005. This increase resulted primarily from the aforementioned acquisitions, while sales remained relatively flat in our Standby Power and Motive Power battery divisions. Sales of the Power Electronics Division increased $37,188 or 333%, primarily due to net sales of $37,509 recorded by the entities acquired during the second and third quarters of fiscal year 2005. The legacy portion of the Power Electronics Division had a slight decline in sales of $321 or 3%. Sales by the Motive Power Division increased $181 or 1%, while sales by the Standby Power Division decreased $353 or 1%.

      Gross profit for the first quarter of fiscal year 2006 increased $5,210 or 31% to $21,751 from $16,541. Gross margins decreased from 19.3% to 17.7%. Gross profit in the Power Electronics Division increased $7,642 or 243% to $10,782 from $3,140, primarily due to the results of the acquisitions, partially offset by lower gross profit within the legacy portion of the Power Electronics Division. Gross profit in the Standby Power Division declined $2,283 or 18% to $10,272 from $12,555. Gross profit in the Motive Power Division decreased $149 or 18% to $697 from $846. The gross profit decline in both of our battery divisions was primarily the result of higher raw material costs, principally lead.

      Selling, general and administrative expenses for the first quarter of fiscal year 2006 increased $6,645 or 66% to $16,679 from $10,034. This increase was primarily due to selling, general and administrative expenses of $4,318 incurred by the fiscal year 2005 acquisitions. Excluding the acquired companies, selling, general and administrative expenses increased $2,327. This increase was primarily due to severance accruals in the amount of $2,078 for former executive officers, higher costs related to Sarbanes-Oxley Act Section 404 internal control compliance in the amount of $944 and higher warranty costs in the amount of $208, partially offset by lower bonus accruals in the amount of $596.

      Research and development expenses for the first quarter of fiscal year 2006 increased $3,544 or 133% to $6,213 from $2,669. As a percentage of sales, research and development expenses increased from 3.1% during the first quarter of fiscal year 2005 to 5.1% during the first quarter of fiscal year 2006. The increase was primarily the result of $3,551 of research and development expenses incurred by the companies we acquired in fiscal year 2005.

      Operating (loss) income for the first quarter of fiscal year 2006 decreased $4,979 or 130% to an operating loss of $1,141 from operating income of $3,838 in the comparable quarter of the prior fiscal year 2005. This decrease was primarily the result of higher raw material costs and executive severance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Below is a summary of key items affecting operating (loss) income for the first quarter of fiscal year 2006:

Analysis of Change in Operating (Loss) Income

First Quarter of Fiscal Year 2006 vs. First Quarter of Fiscal Year 2005

Operating income - first quarter fiscal year 2005                  $ 3,838
Motive Power Division:
   Operations                                                          407
   Lead - increased cost                                              (506)
   Executive severance - CEO-allocated                                (229)
   Executive severance - General Manager                              (242)
Standby Power Division:
   Operations                                                          (43)
   Lead - increased cost                                            (2,259)
   Executive severance - CEO-allocated                                (898)
Power Electronics Division:
   Operations - Legacy                                              (1,059)
   Operations - Acquisitions                                           559
   Executive severance - CEO-allocated                                (709)
-----------------------------------------------------------------------------
Operating (loss) income - first quarter of fiscal year 2006        $(1,141)
=============================================================================

      Interest expense, net, for the first quarter of fiscal year 2006 increased $1,717 or 598% to $2,004 from $287 in the first quarter of fiscal year 2005, primarily due to higher average debt balances outstanding during the period as a result of funds borrowed to finance the Celab, Datel and CPS acquisitions.

      An income tax benefit of $1,651 was recorded in the first quarter of fiscal year 2006 compared to income tax expense of $1,107 in the first quarter of fiscal year 2005. The effective tax rate is the (benefit) provision for income taxes as a percentage of the (loss) income before income taxes and minority interest. The effective tax rate for the first quarter of fiscal year 2006 reflects a benefit of 47.7% compared to a provision of 37.0% in the comparable period of the prior year. The primary factors impacting the effective tax rate in the first quarter of fiscal 2006 were a loss before income taxes in the first quarter of fiscal 2006 compared to income before taxes in the comparable period of the prior year along with a shift in the income (loss) components between United States and foreign operations, an increase in the relative size of the valuation allowance in the current year relating to the United States foreign tax credits for the unremitted earnings of a controlled foreign subsidiary compared to the prior year, and the tax effects of the resolution of state tax matters in the first quarter of fiscal years 2006 and 2005.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by us. The joint venture had a smaller net loss during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

      As a result of all of the above, a net loss in the amount of $(1,709) was recorded in the first quarter of fiscal year 2006 as compared to net income of $2,004 in the comparable period of the prior fiscal year. On a per share basis, there was a net loss of $(0.07) compared to net income of $0.08 - basic and
fully   diluted  for  the  first   quarters  of  fiscal  years  2006  and  2005,
respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Future Outlook

      Our results of operations continue to be negatively affected by higher raw material pricing. Higher lead prices negatively affected operating results in the first quarter of fiscal 2006 by approximately $2,765 compared to the same quarter of the prior year. We are dealing with increased lead costs through both selective price increases and prudent hedging of a portion of our future lead requirements. Additionally, we are both ensuring we have necessary staffing in place at key locations and evaluating the effectiveness of certain internal processes. The second quarter of fiscal 2006 is anticipated to reflect a slight improvement in sales, along with better operational results. As a result, we believe that second quarter results will be in the range of $0.01 to $0.03 earnings per share, assuming lead pricing remains stable during the quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash provided by operating activities increased $45 or 2% to $2,673 for the first quarter of fiscal year 2006 compared to $2,628 in the first quarter of fiscal year 2005. The increase in net cash provided by operating activity was primarily due to: (i) a larger increase in accounts payable during the first quarter of fiscal 2006 versus the first quarter of fiscal 2005; and
(ii) an increase in other current liabilities in the three months ended April 30, 2005, as compared to a decrease in the three months ended April 30, 2004. These changes, resulting in higher net cash provided by operating activities, were partially offset by: (i) a net loss in the three months ended April 30, 2005, compared to net income in the three months ended April 30, 2004; (ii) a larger decrease in income taxes payable in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005; and (iii) a larger increase in accounts receivable in the three months ended April 30, 2005, as compared to the comparable period of the prior fiscal year.

      Net cash used by investing activities decreased $1,196 or 47% to $1,329 in the first quarter of fiscal year 2006 as compared to $2,525 in the comparable quarter of the prior fiscal year. Acquisition of property plant and equipment was $1,337 in the three months ended April 30, 2005, as compared to $2,579 in the three months ended April 30, 2004.

      Net cash used in financing activities increased $4,720 or 267% to $6,487 in the first quarter of fiscal year 2006 as compared to $1,767 in the first quarter of the prior fiscal year, primarily due to a larger decrease in book overdrafts, coupled with repayment of debt. These changes, resulting in higher net cash used in financing activities, were partially offset by lower purchases of treasury stock in the three months ended April 30, 2005, as compared to the three months ended April 30, 2004.

      Our Credit Agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. We were not in compliance with our leverage ratio covenant at January 31, 2005. We obtained a waiver of this violation on February 28, 2005. We entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires us to pledge certain assets as collateral on a going forward basis. The second amendment also modifies other provisions of the Credit Agreement such that it permits us to exclude the write down of up to $85,000 of goodwill from the minimum net worth covenant calculation, to exclude up to $2,500 in severance costs in fiscal year 2006 as well as to exclude all future non-cash stock option or restricted stock expense from certain covenant calculations. Further, the second amendment requires us to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization ("EBITDA") as calculated quarterly through fiscal year 2006. On April 29, 2005, we entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA." We were in compliance with our Credit Agreement covenants at April 30, 2005.

      The availability under the Credit Agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures. Capital expenditures during fiscal year 2005 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2006 capital expenditures are expected to be approximately $30,000 primarily for the construction of and relocation to our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction), upgrades to our Reynosa, Mexico, facility and other items expended for similar purposes as fiscal year 2005.

      Our Credit Agreement contains certain restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit us to pay dividends so long as there is no default under the Credit Agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB's IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated operations, financial position or cash flows.

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

      o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

      We are evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the SEC's SAB No. 107 "Shared-Based Payment." SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. We currently expect to apply the provisions of SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, we accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005; therefore, these options will not be expensed in future periods.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption is not expected to have a material impact on our consolidated operations, financial position or cash flows.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 will be effective for C&D in fiscal year 2007. We are currently in the process of evaluating the impact SFAS No. 154 will have on our consolidated operations, financial position or cash flows.

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

o     Our  facilities  are  subject to a broad array of  environmental  laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other PRPs at multi-party sites, the number and financial viability of other PRPs, and risks associated with litigation and the availability, or lack thereof, of insurance coverage.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain commodity prices, and changes in currency exchange rates. We manage these risks through normal operating and financing activities and when appropriate through the use of derivative instruments. We do not invest in derivative securities for speculative purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates, the price of lead, as well as to fluctuations in exchange rates.

      Our financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest and; therefore, the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments.

      We enter into forward contracts to hedge our exposure to certain foreign currencies and effective in the first quarter of this fiscal year we have adopted a lead hedging policy and have entered into non-deliverable forward contracts to manage the risk associated with changes in the price of lead.

      Additional disclosure regarding our various market risks are set forth in our fiscal 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures:

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control over Financial Reporting:

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than in connection with the prior year's acquisitions.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                            Total Number of
                                                                            Shares Purchased        Maximum Number
                                                                               as Part of           (or Approximate
                                                                               Publicly            Dollar Value) of
                                         Total Number                          Announced         Shares that May Yet
                                          of Shares       Average Price          Plans          Be Purchased Under the
Period                                    Purchased       Paid per Share      or Programs         Plans or Programs
=======================================================================================================================
February 1 - February 28, 2005               285            $ 13.93               --                  1,000,000
March 1 - March 31, 2005                     357            $ 11.15               --                  1,000,000
April 1 - April 30, 2005                     332            $  7.87               --                  1,000,000
--------------------------------------------------                            --------
Total                                        974                                  --
==================================================                            ========

      On September 30, 2004, our Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1,000,000 shares of C&D Technologies common stock having a total purchase price of no greater than $25,000,000. This program entirely replaces and supersedes all previously authorized stock repurchase programs.

Restrictions on Dividends:

      The Company's Credit Agreement contains certain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there is no default under the Credit Agreement.

Item 6. Exhibits.

      10.1 Amendment dated May 6, 2005, to the Employment Agreement between C&D Technologies, Inc. and Linda R. Hansen (filed herewith).

      10.2        Amendment  dated May 6, 2005,  to the C&D  Technologies,  Inc.
                  Amended and Restated Supplemental Executive Retirement Plan (filed herewith).

      10.3 Second Amendment dated as of April 21, 2005, to Amended and Restated Credit Agreement (incorporated by reference to
                  Exhibit 10.5 to C&D's Annual Report on Form 10-K for the year ended January 31, 2005); Third Amendment thereto dated as of April 29, 2005 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the year ended January 31, 2005).

      10.4 Security Agreement dated April 21, 2005, among C&D Technologies, Inc. and Certain of its Subsidiaries identified therein as the Grantors and the Bank of America, N.A., as administrative agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.6 to C&D's Annual Report on Form 10-K for the year ended January 31, 2005).

      10.5 Release Agreement dated March 24, 2005, between C&D Technologies, Inc. and Wade H. Roberts, Jr. (incorporated by reference to Exhibit 10.27 to C&D's Annual Report on Form 10-K for the year ended January 31, 2005).

      10.6 Release Agreement dated April 19, 2005, between C&D Technologies, Inc. and David A. Fix (incorporated by reference to Exhibit 10.33 to C&D's Annual Report on Form 10-K for the year ended January 31, 2005).

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

                                        C&D TECHNOLOGIES, INC.


June 7, 2005                            By: /s/ George MacKenzie
                                            -----------------------------------
                                                George MacKenzie
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)


June 7, 2005                            By: /s/ Stephen E. Markert, Jr.
                                            -----------------------------------
                                                Stephen E. Markert, Jr.
                                                Vice President Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

10.1 Amendment dated May 6, 2005, to the Employment Agreement between C&D Technologies, Inc. and Linda R. Hansen.

10.2 Amendment dated May 6, 2005, to the C&D Technologies, Inc. Amended and Restated Supplemental Executive Retirement Plan.

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