Form 10-Q
period 2005-07-31
C&D TECHNOLOGIES INC
filed 2005-09-08
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X| NO |_|

      Number of shares of the Registrant's Common Stock outstanding on July 31, 2005: 25,367,647.

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets - July 31, 2005 and January 31, 2005       3

        Consolidated Statements of Operations - Three and Six
        Months Ended July 31, 2005 and 2004                                    5

        Consolidated Statements of Cash Flows - Six Months Ended
        July 31, 2005 and 2004                                                 6

        Consolidated Statements of Comprehensive Income (Loss) -
        Three and Six Months Ended July 31, 2005 and 2004                      8

        Notes to Consolidated Financial Statements                             9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             23

Item 3  Quantitative and Qualitative Disclosures about Market Risk            33

Item 4  Controls and Procedures                                               34

Part II OTHER INFORMATION

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           35

Item 4  Submission of Matters to a Vote of Security Holders                   35

Item 6  Exhibits                                                              36

SIGNATURES                                                                    37

EXHIBIT INDEX                                                                 38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                 July 31,     January 31,
                                                                   2005          2005*
=========================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 20,915      $ 26,855
   Accounts receivable, less allowance for doubtful accounts
      of $2,385 and $2,018                                         75,710        73,621
   Inventories, net                                                81,329        77,272
   Deferred income taxes                                           14,298        14,481
   Prepaid taxes                                                    5,928         1,644
   Other current assets                                             2,083         2,008
---------------------------------------------------------------------------------------
      Total current assets                                        200,263       195,881

Property, plant and equipment, net                                 98,671       104,130
Deferred income taxes                                                 287           287
Intangible and other assets, net                                   80,363        83,863
Goodwill                                                           95,725        97,247
---------------------------------------------------------------------------------------
      TOTAL ASSETS                                               $475,309      $481,408
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                               $  1,699      $  1,874
   Accounts payable                                                40,742        34,808
   Book overdrafts                                                  1,099         8,674
   Accrued liabilities                                             24,695        24,254
   Other current liabilities                                       13,888        10,374
---------------------------------------------------------------------------------------
      Total current liabilities                                    82,123        79,984

Deferred income taxes                                              11,746        12,216
Long-term debt                                                    127,609       135,004
Other liabilities                                                  37,952        36,705
---------------------------------------------------------------------------------------
      Total liabilities                                           259,430       263,909
---------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                             July 31,      January 31,
                                                                               2005           2005*
======================================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                               8,180           8,171

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares
      authorized; 28,749,978 and 28,714,973 shares issued, respectively           287             287
   Additional paid-in capital                                                  72,105          71,956
   Treasury stock, at cost 3,382,331 and 3,368,676 shares, respectively       (47,148)        (47,151)
   Accumulated other comprehensive income                                       4,852           5,275
   Retained earnings                                                          177,603         178,961
-----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              207,699         209,328
-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 475,309       $ 481,408
=====================================================================================================

*     Reclassified for comparative purposes.

            The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                               Three months ended            Six months ended
                                                                    July 31,                     July 31,
                                                               2005           2004          2005           2004
=================================================================================================================
NET SALES                                                   $ 123,076      $  93,627     $ 245,897      $ 179,432
-----------------------------------------------------------------------------------------------------------------
COST OF SALES                                                  99,639         74,106       200,709        143,370
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                   23,437         19,521        45,188         36,062

OPERATING EXPENSES:
   Selling, general and administrative expenses                14,345          9,667        31,024         19,701
   Research and development expenses                            6,311          3,187        12,524          5,856
-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                2,781          6,667         1,640         10,505
-----------------------------------------------------------------------------------------------------------------
Interest expense, net                                           2,309            807         4,313          1,094
Other (income) expense, net                                      (258)           499            56          1,059
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST           730          5,361        (2,729)         8,352
-----------------------------------------------------------------------------------------------------------------
(Benefit) provision for income taxes                             (256)         2,132        (1,907)         3,239
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                            986          3,229          (822)         5,113
-----------------------------------------------------------------------------------------------------------------
Minority interest                                                 (64)            23          (163)           (97)
-----------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                        $   1,050      $   3,206     $    (659)     $   5,210
=================================================================================================================
Net income (loss) per common share - basic                  $    0.04      $    0.13     $   (0.03)     $    0.21
=================================================================================================================
Net income (loss) per common share - diluted                $    0.04      $    0.13     $   (0.03)     $    0.20
=================================================================================================================
Dividends per share                                         $ 0.01375      $ 0.02750     $ 0.02750      $ 0.04125
=================================================================================================================

            The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                             Six months ended
                                                                                 July 31,
                                                                            2005          2004
================================================================================================
Cash flows from operating activities:
   Net (loss) income                                                      $   (659)     $  5,210
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Minority interest                                                          (163)          (97)
   Depreciation and amortization                                            11,883        11,209
   Deferred income taxes                                                      (256)        1,407
   Loss (gain) on disposal of assets                                           214           (59)
   Changes in assets and liabilities:
      Accounts receivable                                                   (2,570)       (3,991)
      Inventories                                                           (4,421)       (5,110)
      Other current assets                                                    (122)          (54)
      Accounts payable                                                       6,492         4,183
      Accrued liabilities                                                      375         1,147
      Income taxes payable                                                  (4,199)       (1,899)
      Other current liabilities                                              3,590          (867)
      Other liabilities                                                        911         1,183
      Other long-term assets                                                   906           788
      Other, net                                                             1,701           659
------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                           13,682        13,709
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of business, net                                                 --       (75,024)
   Acquisition of property, plant and equipment                             (4,136)       (5,534)
   Proceeds from disposal of property, plant and equipment                      71           121
------------------------------------------------------------------------------------------------
        Net cash used in investing activities                               (4,065)      (80,437)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of debt                                                        (7,014)          (75)
   Proceeds from new borrowings                                                 --        68,269
   (Decrease) increase in book overdrafts                                   (7,575)        1,305
   Financing cost of long-term debt                                           (735)         (263)
   Proceeds from issuance of common stock, net                                  47           773
   Purchase of treasury stock                                                 (154)       (2,661)
   Payment of common stock dividends                                          (349)         (698)
   Payment of minority interest dividends                                       --           (10)
------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                (15,780)       66,640
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                   223           (77)
------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                       (5,940)         (165)
Cash and cash equivalents, beginning of period                              26,855        12,306
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $ 20,915      $ 12,141
================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                          Six months ended
                                                                              July 31,
                                                                         2005          2004
=============================================================================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquired businesses:
   Estimated fair value of assets acquired                             $     --      $ 41,692
   Goodwill and identifiable intangible assets                               --        54,638
   Cash paid, net of cash acquired                                           --       (75,024)
---------------------------------------------------------------------------------------------
   Liabilities assumed                                                 $     --      $ 21,306
=============================================================================================

(Decrease) increase in property, plant, and equipment acquisitions
   in accounts payable                                                 $   (440)     $    421
Annual retainer to Board of Directors paid by the issuance
   of common stock                                                     $    199      $    147
Tax effect of options exercised                                        $      7      $    208
Dividend declared, but not paid                                        $    350      $    349

            The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                    Three months ended        Six months ended
                                                         July 31,                 July 31,
                                                     2005         2004        2005         2004
================================================================================================
NET INCOME (LOSS)                                  $ 1,050      $ 3,206     $  (659)     $ 5,210
Other comprehensive (loss) income, net of tax:
   Net unrealized (loss) gain on derivative
      instruments                                     (453)         157        (190)         340
   Foreign currency translation adjustments           (183)         762        (233)        (211)
------------------------------------------------------------------------------------------------
      Total comprehensive income (loss)            $   414      $ 4,125     $(1,082)     $ 5,339
================================================================================================

            The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2005. The January 31, 2005, amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the consolidated financial position as of July 31, 2005, and the related consolidated statements of operations and comprehensive income (loss) for the three and six months ended July 31, 2005 and 2004, and the related consolidated statements of cash flows for the six months ended July 31, 2005 and 2004. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The January 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the July 31, 2005, presentation.

2.    STOCK-BASED COMPENSATION

      Under Accounting Principles Board ("APB") Opinion No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods. The pro forma disclosure reflects an acceleration of most of the Company's outstanding options on March 1, 2005. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                                    Three months ended        Six months ended
                                                                         July 31,                 July 31,
                                                                     2005         2004        2005         2004
================================================================================================================
Net income (loss)- as reported                                     $ 1,050      $ 3,206     $  (659)     $ 5,210
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effect                                         1,364        1,028       3,673        1,943
----------------------------------------------------------------------------------------------------------------
Net (loss) income - pro forma                                      $  (314)     $ 2,178     $(4,332)     $ 3,267
================================================================================================================
Net income (loss) per common share - basic - as reported           $  0.04      $  0.13     $ (0.03)     $  0.21
Net (loss) income per common share - basic - pro forma             $ (0.01)     $  0.09     $ (0.17)     $  0.13
Net income (loss) per common share - diluted - as reported         $  0.04      $  0.13     $ (0.03)     $  0.20
Net (loss) income per common share - diluted - pro forma           $ (0.01)     $  0.09     $ (0.17)     $  0.13
Weighted-average fair value of options granted during the year     $  3.46      $  8.02     $  3.46      $  9.08

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

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, which is effective for the first annual period after December 15, 2005, the Company will be required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R. Of the 3,130,228 stock options outstanding on March 1, 2005, 2,501,985 were vested and 628,243 were non-vested. Of the 628,243 options which were non-vested, 604,445 were accelerated and 23,798, which were granted under the U.K. Stock Options Plan, were not accelerated. During the second quarter of fiscal year 2006, the Company issued 649,866 options. All of these options were granted with immediate vesting.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") International Accounting Standard ("IAS") No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's consolidated operations, financial position or cash flows.

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

      The Company is evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the Security and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment." SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company currently expects to apply the provisions of SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, the Company has accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005.

4.    INVENTORIES

      Inventories consisted of the following:

                                                        July 31,     January 31,
                                                          2005           2005
================================================================================
Raw materials                                           $33,604        $31,558
Work-in-process                                          13,829         13,084
Finished goods                                           33,896         32,630
------------------------------------------------------------------------------
   Total                                                $81,329        $77,272
==============================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

5.    INCOME TAXES

                                                            Six months ended
                                                                July 31,
                                                          2005            2004
================================================================================
(Benefit) provision for income taxes                    $(1,907)        $ 3,239
Effective income tax rate                                  69.9%           38.8%

      The effective income tax rate is computed based on the (benefit) provision for income taxes as a percentage of (loss) income before income taxes and minority interest. The Company's effective income tax rate in the first six months of fiscal year 2006 was impacted by: (i) a net loss before income taxes in the first six months of fiscal year 2006 compared to income before taxes in the same period of the prior year along with a shift in the (loss) income components between United States and foreign operations; (ii) an increase in the relative size of the valuation allowance in the current year related to the United States foreign tax credits for unremitted earnings of a controlled foreign subsidiary compared to the prior year including the impact of a change in the tax laws of a foreign jurisdiction in the second quarter of fiscal year 2006; and (iii) the tax effect of the resolution of state tax matters in the first six months of fiscal years 2006 and 2005.

      The Company's effective tax rate for the fiscal year ended January 31, 2005, was 26.4%. In addition to the aforementioned factors that impacted the second quarter of fiscal year 2006, the primary factor impacting the effective tax rate for the fiscal year ended January 31, 2005, was the tax effect of the goodwill impairment recorded in the fourth quarter of fiscal year 2005.

6.    NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share is based on the weighted-average number of shares of Common Stock outstanding. Net income (loss) per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares and common shares - diluted were as follows:

                                                Three months ended             Six months ended
                                                     July 31,                      July 31,
                                                2005           2004           2005           2004
====================================================================================================
Weighted-average shares of common stock      25,358,907     25,305,795     25,352,534     25,351,724
Assumed conversion of stock options,
   net of shares assumed reacquired             112,319        118,608             --        152,437
----------------------------------------------------------------------------------------------------
Weighted-average common shares - diluted     25,471,226     25,424,403     25,352,534     25,504,161
====================================================================================================

      During the three months ended July 31, 2005 and 2004, there were 2,970,228 and 2,760,731 outstanding employee stock options, respectively, that were out-of-the-money and, therefore, excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the six months ended July 31, 2004, there were 1,513,444 outstanding employee stock options that were out-of-the-money and, therefore, excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options could be dilutive in the future. Due to a net loss in the six months ended July 31, 2005, 65,844 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share.

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

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. ("NL") and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, has entered into a tolling agreement and is currently in negotiations with NL with respect to this site regarding its share of the allocated liability, which the Company expects will not have a material adverse effect on its business, financial condition or results of operations.

      The Company is also aware of the existence of contamination at its Huguenot, New York battery manufacturing facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards. In July 2005, NYSDEC issued a preliminary Record of Decision for the soil remediation portion of the site. Additional site data submitted by the Company in July 2005 is now under review by NYSDEC, and a remediation plan for affected ground water has not yet been finalized with or approved by the agency. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc. ("Avnet"), and in August 2005, the Company reached tentative settlement through mediated negotiation with Avnet to bear allocated shares of the costs associated with remediation of soil and groundwater contamination on the site at issue, among other costs and expenses. The parties are in the process of documenting their agreement. Should the parties fail to reach final agreement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties.

      The Company, together with Johnson Controls, Inc. ("JCI"), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e., March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained liability for the off-site environmental assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company is currently in negotiation with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds ("CVOCs") in groundwater.

      In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and Department of Justice through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 for alleged violations of the Clean Water Act. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. The Company anticipates that the matter will result in a penalty assessment and compliance obligations. The Company and the EPA are in active negotiation. The Company will continue to seek a negotiated or mediated resolution, failing which it would vigorously defend the action.

      In October 2004, the Company accrued estimated environmental clean-up and decontamination charges of $3,881 related to potentially impaired equipment at its Leola, Pennsylvania, and Huguenot, New York, facilities, the timing for which has not been ascertained.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In February 2005, the Company received a verbal request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. A formal claim has not been made against the Company. The scope of this potential exposure is not presently defined. At this time, the Company has no reason to believe this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of July 31, 2005, and January 31, 2005, accrued environmental reserves totaled $7,242 and $6,570, respectively, consisting of $3,043 and $2,362 in other current liabilities and $4,199 and $4,208 in other liabilities, respectively. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and potential liabilities are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large original equipment manufacturers ("OEMs") of telecommunications and networking equipment, as well as office and industrial equipment. In addition, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the three and six months ended July 31, 2005 and 2004, is shown below. All sales between business segments have been eliminated.

                                      Standby        Power         Motive
Three months ended July 31, 2005       Power      Electronics       Power      Consolidated
===========================================================================================
Net sales                             $ 66,743      $ 43,667      $ 12,666       $123,076
Operating income (loss)               $  3,696      $  1,601      $ (2,516)      $  2,781

Three months ended July 31, 2004
===========================================================================================
Net sales                             $ 61,494      $ 19,049      $ 13,084       $ 93,627
Operating income (loss)               $  5,761      $  2,935      $ (2,029)      $  6,667

Six months ended July 31, 2005
===========================================================================================
Net sales                             $127,280      $ 92,028      $ 26,589       $245,897
Operating income (loss)               $  5,888      $    683      $ (4,931)      $  1,640

Six months ended July 31, 2004
===========================================================================================
Net sales                             $122,384      $ 30,222      $ 26,826       $179,432
Operating income (loss)               $ 11,153      $  3,226      $ (3,874)      $ 10,505

      Some of the Company's facilities are utilized by more than one business segment. Therefore, it is not practical to disclose asset information (assets, expenditures for long-lived assets) on a segment basis.

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

      The following table provides the fair value of the Company's derivative contracts which include interest rate swaps, foreign exchange contracts and forward commodity contracts. The interest rate swaps and commodity forwards are designated as cash flow hedges and; therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income. At July 31, 2005, and January 31, 2005, the Company has effectively changed $50,000 and $30,000 in floating rate debt to fixed rate debt at an average rate of 4.55% and 4.94%, respectively. The Company has chosen not to apply hedge accounting to its currency contracts. Changes in the fair value of the currency contracts are recorded in other (income) expense, net.

                                               Fair Value at       Fair Value at
                                                  July 31,          January 31,
                                                    2005                2005
================================================================================
Interest rate swaps                               $   210             $  (644)
Foreign currency contracts                        $  (114)            $    78
Commodity forward contracts                       $(1,039)            $    --

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

10.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                             Six months ended
                                                                 July 31,
                                                             2005         2004
===============================================================================
Balance at beginning of period                             $ 8,303      $ 9,759
Opening balance sheet liability of acquired companies           --          393
Current year provisions                                      2,884        2,557
Expenditures                                                (3,363)      (2,842)
Effect of foreign currency translation                          (6)          --
-------------------------------------------------------------------------------
   Balance at end of period                                $ 7,818      $ 9,867
===============================================================================

      As of July 31, 2005, accrued warranty obligations of $7,818 include $4,168 in current liabilities and $3,650 in other liabilities. As of January 31, 2005, accrued warranty obligations of $8,303 include $4,958 in current liabilities and $3,345 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                                                   Postretirement                              Postretirement
                                            Pension Benefits          Benefits          Pension Benefits          Benefits
                                           ------------------    ------------------    ------------------    ------------------
                                               Three months          Three months           Six months           Six months
                                                  ended                 ended                 ended                ended
                                                 July 31,              July 31,              July 31,             July 31,
                                             2005       2004       2005       2004       2005       2004       2005       2004
===============================================================================================================================
Components of net periodic benefit cost:
   Service cost                            $   436    $   384    $    45    $    25    $   936    $   859    $   106    $    78
   Interest cost                             1,019        976         64         40      2,050      1,946        129        103
   Expected return on plan assets           (1,285)    (1,222)        --         --     (2,571)    (2,435)        --         --
   Amortization of prior service costs           5          4         (7)        27         10          9         22         57
   Recognized actuarial loss (gain)            443        373         --         (3)       878        744         --         --
-------------------------------------------------------------------------------------------------------------------------------
      Net periodic benefit cost            $   618    $   515    $   102    $    89    $ 1,303    $ 1,123    $   257    $   238
===============================================================================================================================

      Assuming that the actual return on plan assets is consistent with the expected rate of 8.25% for the domestic plans for fiscal year 2006, and that interest rates remain constant for calendar year (plan year) 2005, the Company would not be required to make any contributions to its domestic pension plans for fiscal year 2006. The Company expects to either make discretionary contributions totaling approximately $8,342 to three of its domestic pension plans by December 31, 2005, or incur a charge to equity which, net of tax, could be in excess of $16,000. Additionally, the Company plans to make contributions of approximately $42 to its Japanese plan for fiscal year 2006. In the six-month period ended July 31, 2005, the Company made contributions of $20 to its Japanese pension plan.

      The Company also expects to make contributions totaling approximately $261 to the two Company sponsored postretirement benefit plans for fiscal year 2006.

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

      On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries ("Datel") for an aggregate purchase price of approximately $74,800 plus additional acquisition related costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of an approximately $66,400 cash payment as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11-year expected useful life, customer relationships of $8,900 with a 20-year expected useful life, trade names of $2,400 with a 25-year expected useful life, and acquired in-process research and development of $440, which lastly, resulted in a charge to research and development expense of this amount in the year ended January 31, 2005. The acquisition was funded with the Company's expanded revolving credit facility.

      On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS," a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $1,050, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. The appraisal of the acquired CPS tangible and intangible assets included technology of $3,760 with a weighted average 5-year expected useful life, customer relationships of $18,500 with a 20-year expected useful life, and acquired in-process research and development of $340, which resulted in a charge of the same amount to research and development expense of this in the year ended January 31, 2005. This acquisition was funded with the Company's expanded revolving credit facility.

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

                                                Three months       Six months
                                                    ended            ended
                                                July 31, 2004    July 31, 2004
==============================================================================
Net sales                                         $131,903         $263,955
Net loss                                          $ (1,060)        $   (111)
Net (loss) income per common share - basic        $  (0.04)        $   0.00
Net (loss) income per common share - diluted      $  (0.04)        $   0.00

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

13.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

      Receivables consist of the following at July 31, 2005, and January 31, 2005.

                                                        July 31,     January 31,
                                                          2005          2005
================================================================================
Trade receivables                                       $ 73,261      $ 72,680
Notes receivables                                            660           500
Other                                                      4,174         2,459
Allowance for doubtful accounts                           (2,385)       (2,018)
------------------------------------------------------------------------------
   Total receivables                                    $ 75,710      $ 73,621
==============================================================================

      Following are the changes in the allowance for doubtful accounts during the periods ended:

                                                            Six months ended
                                                                July 31,
                                                           2005           2004
===============================================================================
Balance at beginning of period                           $ 2,018        $ 1,476
Accrual additions (reductions)                               411            (11)
(Write-offs) net of recoveries                               (32)           (96)
Translation adjustment                                       (12)            (2)
Opening balance sheet of acquired companies                   --            186
-------------------------------------------------------------------------------
   Balance at end of period                              $ 2,385        $ 1,553
===============================================================================

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

      The Credit Agreement includes a letter of credit facility, not to exceed $25,000. The Credit Agreement contains certain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the Credit Agreement. The Company was not in compliance with its leverage ratio covenant at January 31, 2005. The Company obtained a waiver of this violation on February 28, 2005. The Company entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires that the Company pledge certain assets as collateral on a going forward basis. The interest rates determined by the Company's leverage ratio were changed as a result of this second amendment. The second amendment also modified other provisions of the Credit Agreement such that it permits the Company to exclude from certain covenant calculations: (i) the write down of up to $85,000 of goodwill, (ii) up to $2,500 in severance costs in fiscal year 2006 and, (iii) all future non-cash stock option or restricted stock expense. Additionally, the second amendment required the Company to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization as calculated quarterly through fiscal year 2006. On April 29, 2005, the Company entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA." The Company was in compliance with its Credit Agreement covenants at July 31, 2005. However, we expect that it may be difficult to meet certain of the Credit Agreement covenants at October 31, 2005. Therefore, we have begun the process of pursuing financing alternatives. We expect to conclude this process by October 31, 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

      Executive Overview

      Within the following discussion, unless otherwise stated, "quarter" and "six-month period," refer to the second quarter of fiscal year 2006 and the six months ended July 31, 2005. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

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

      During the second quarter of fiscal 2006, C&D announced that Dr. Jeffrey Graves had been hired to serve as President and Chief Executive Officer. Additionally, Dr. Graves was appointed to our Board of Directors. Dr. Graves replaced George MacKenzie, a member of C&D's Board of Directors who had served as interim President and Chief Executive Officer since March 24, 2005, subsequent to the resignation of Wade H. Roberts, Jr. C&D entered into an employment agreement with Dr. Graves effective as of June 21, 2005, pursuant to which he commenced employment on July 5, 2005. Also on August 11, 2005, James D. Dee was appointed Vice President, General Counsel and Corporate Secretary of C&D effective September 6, 2005. Mr. Dee succeeds to that position from Linda R. Hansen, who in March 2005 notified the Company of her planned retirement as an officer of C&D effective August 31, 2005. Finally, on August 17, 2005, C&D announced the resignation of Stephen E. Markert, Jr., Vice President, Finance and Chief Financial Officer. Mr. Markert's resignation will take effect following a transition period ending no earlier than October 14, 2005, and no later than December 10, 2005. C&D has begun an executive search to find Mr. Markert's replacement.

Three Months Ended July 31, 2005, Compared to July 31, 2004

      Net sales for the second quarter of fiscal year 2006 increased $29,449 or 31% to $123,076 from $93,627 in the second quarter of fiscal year 2005. This increase resulted primarily from the aforementioned acquisitions, coupled with increased sales in our Standby Power Division and the legacy portion of our Power Electronics Division, partially offset by a decline in sales in our Motive Power Division. Sales of the Power Electronics Division increased $24,618 or 129%, primarily due to an increase in net sales of $23,582 recorded by the entities acquired during fiscal year 2005. The second quarter of fiscal year 2005 includes two months of results for Celab and one month of results for Datel. CPS was acquired during the third quarter of fiscal year 2005. The legacy portion of the Power Electronics Division had a sales increase of $1,036 or 9%. Sales by the Standby Power Division increased $5,249 or 9%, primarily due to an increase in sales to the telecommunications industry. Sales by the Motive Power Division decreased $418 or 3%.

      The following table sets forth information on our sales by division as a percentage of total sales:

                                      Three months ended          Three months ended
                                        July 31, 2005                July 31, 2004
                                  ------------------------------------------------------
                                   Revenue       % of Total     Revenue       % of Total
========================================================================================
Standby Power Division            $ 66,743          54.2%      $ 61,494          65.7%
Power Electronics Division          43,667          35.5%        19,049          20.3%
Motive Power Division               12,666          10.3%        13,084          14.0%
-------------------------------------------------------------------------------------
   Total                          $123,076         100.0%      $ 93,627         100.0%
=====================================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Gross profit for the second quarter of fiscal year 2006 increased $3,916 or 20% to $23,437 from $19,521. Gross margins decreased from 20.8% to 19.0%. Gross profit in the Power Electronics Division increased $5,446 or 79% to $12,339 from $6,893, primarily due to the results of the acquisitions, partially offset by lower gross profit within the legacy portion of the Power Electronics Division. Gross profit in the Standby Power Division declined $1,081 or 9% to $11,097 from $12,178. Gross profit in the Motive Power Division decreased $449 or 100% to $1 from $450.

      Selling, general and administrative expenses for the second quarter of fiscal year 2006 increased $4,678 or 48% to $14,345 from $9,667. This increase was primarily due to an increase in selling, general and administrative expenses of $2,865 incurred by the fiscal year 2005 acquisitions. Excluding the acquired companies, selling, general and administrative expenses increased $1,813. This increase was primarily due to increases in compensation costs in the amount of $883, higher costs related to Sarbanes-Oxley Act Section 404 internal control compliance in the amount of $502 and higher audit fees (not including audit fees related to Sarbanes-Oxley) in the amount of $425.

      Research and development expenses for the second quarter of fiscal year 2006 increased $3,124 or 98% to $6,311 from $3,187. As a percentage of sales, research and development expenses increased from 3.4% during the second quarter of fiscal year 2005 to 5.1% during the second quarter of fiscal year 2006. The increase was primarily the result of a $3,189 increase in research and development expenses incurred by the companies acquired in fiscal year 2005.

      Operating income for the second quarter of fiscal year 2006 decreased $3,886 or 58% to $2,781 from $6,667 in the comparable quarter of the prior fiscal year.

      Below is a summary of key items affecting operating income (loss) for the second quarter of fiscal year 2006:

Analysis of Change in Operating Income (Loss)

Second Quarter of Fiscal Year 2006 vs. Second Quarter of Fiscal Year 2005

                                                  Standby        Power         Motive
                                                   Power       Electronics      Power
                                                  Division      Division      Division    Consolidated
======================================================================================================
Operating income (loss) - three-months ended
   July 31, 2004                                  $ 5,761       $ 2,935       $(2,029)      $ 6,667
Lead - increased costs                             (2,007)           --          (579)       (2,586)
Increase in Sarbanes-Oxley costs                     (188)         (263)          (51)         (502)
Operations of acquired companies                       --          (319)           --          (319)
Fiscal year 2005 Reynosa transition costs             400            --           707         1,107
Increased environmental accruals                     (112)           --          (539)         (651)
Other                                                (158)         (752)          (25)         (935)
---------------------------------------------------------------------------------------------------
Operating income (loss) - three-months
   ended July 31, 2005                            $ 3,696       $ 1,601       $(2,516)      $ 2,781
===================================================================================================

      Interest expense, net, for the second quarter of fiscal year 2006 increased $1,502 or 186% to $2,309 from $807 in the second quarter of fiscal year 2005, primarily due to higher average debt balances outstanding during the period as a result of funds borrowed to finance the Celab, Datel and CPS acquisitions.

      An income tax benefit of $256 was recorded in the second quarter of fiscal year 2006 compared to income tax expense of $2,132 in the second quarter of fiscal year 2005. The tax benefit or provision is computed on a year-to-date basis in accordance with SFAS 109, "Accounting for Income Taxes." See the following section titled "Six Months Ended July 31, 2005, Compared to July 31, 2004" for a discussion of the change in the effective tax rate from the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by us. The joint venture had a net loss during the second quarter of fiscal year 2006 compared to income during second quarter of fiscal year 2005.

      As a result of all of the above, net income in the amount of $1,050 was recorded in the second quarter of fiscal year 2006 as compared to net income of $3,206 in the comparable period of the prior fiscal year. On a per share basis there was net income of $0.04 - basic and diluted compared to net income of $0.13 - basic and diluted for the second quarters of fiscal years 2006 and 2005, respectively.

Six Months Ended July 31, 2005, Compared to July 31, 2004

      Net sales for the six months ended July 31, 2005, increased $66,465 or 37% to $245,897 from $179,432 in the six months ended July 31, 2004. This increase resulted primarily from the aforementioned acquisitions, coupled with increased sales in our Standby Power Division and the legacy portion of our Power Electronics Division, partially offset by a decline in sales in our Motive Power Division. Sales of the Power Electronics Division increased $61,806 or 205%, primarily due to an increase in net sales of $61,091 recorded by the entities acquired during fiscal year 2005. The six months ended July 31, 2005, includes two months of results for Celab and one month of results for Datel. The legacy portion of the Power Electronics Division had a sales increase of $715 or 3%. Sales by the Standby Power Division increased $4,896 or 4%, while sales by the Motive Power Division decreased $237 or 1%.

      The following table sets forth information on our sales by division as a percentage of total sales:

                                    Six months ended             Six months ended
                                      July 31, 2005                July 31, 2004
                                ------------------------------------------------------
                                 Revenue       % of Total     Revenue       % of Total
======================================================================================
Standby Power Division          $127,280          51.8%      $122,384          68.2%
Power Electronics Division        92,028          37.4%        30,222          16.8%
Motive Power Division             26,589          10.8%        26,826          15.0%
-----------------------------------------------------------------------------------
   Total                        $245,897         100.0%      $179,432         100.0%
===================================================================================

      Gross profit for the first half of fiscal year 2006 increased $9,126 or 25% to $45,188 from $36,062. Gross margins decreased from 20.1% to 18.4%. Gross profit in the Power Electronics Division increased $13,088 or 130% to $23,121 from $10,033, primarily due to the results of the acquisitions, partially offset by lower gross profit within the legacy portion of the Power Electronics Division. Gross profit in the Standby Power Division decreased $3,364 or 14% to $21,369 from $24,733. Gross profit in the Motive Power Division declined $598 or 46% to $698 from $1,296.

      Selling, general and administrative expenses for the six months ended July 31, 2005, increased $11,323 or 57% to $31,024 from $19,701. This increase was primarily due to an increase in selling, general and administrative expenses of $7,183 incurred by the fiscal year 2005 acquisitions. Excluding the acquired companies, selling, general and administrative expenses increased $4,140. This increase was primarily due to increases in compensation costs in the amount of $2,288, which included severance accruals in the amount of $2,078 for former executive officers incurred during the first quarter of fiscal 2006, higher costs related to Sarbanes-Oxley Act Section 404 internal control compliance in the amount of $1,446.

      Research and development expenses for the first half of fiscal year 2006 increased $6,668 or 114% to $12,524 from $5,856. As a percentage of sales, research and development expenses increased from 3.3% during the six months ended July 31, 2004 to 5.1% during the six months ended July 31, 2005. The increase was primarily the result of a $6,740 increase in research and development expenses incurred by the companies we acquired in fiscal year 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Operating income for the first half of fiscal year 2006 decreased $8,865 or 84% to $1,640 from $10,505 in the comparable period of the prior fiscal year.

      Below is a summary of key items affecting operating income for the six month ended July 31, 2005, as compared with the six months ended July 31, 2004:

Analysis of Change in Operating Income (Loss)

First Half of Fiscal Year 2006 vs. First Half of Fiscal Year 2005

                                                Standby         Power         Motive
                                                 Power       Electronics      Power
                                               Division       Division       Division     Consolidated
======================================================================================================
Operating income (loss) - six-months
   ended July 31, 2004                         $ 11,153       $  3,226       $ (3,874)      $ 10,505
Lead - increased costs                           (4,332)            --         (1,075)        (5,407)
Executive Severance - CEO                          (898)          (709)          (229)        (1,836)
Executive Severance - General Manager                --             --           (242)          (242)
Increase in Sarbanes-Oxley costs                   (708)          (584)          (154)        (1,446)
Operations of acquired companies                     --            240             --            240
Fiscal year 2005 Reynosa transition costs           425             --            736          1,161
Increased environmental accruals                    (96)            --           (539)          (635)
Other                                               344         (1,490)           446           (700)
----------------------------------------------------------------------------------------------------
Operating income (loss) - six-months
   ended July 31, 2005                         $  5,888       $    683       $ (4,931)      $  1,640
====================================================================================================

      Interest expense, net, for the first six months of fiscal 2006 increased $3,219 or 294% to $4,313 from $1,094 in the comparable period of the prior fiscal year, primarily due to higher average debt balances outstanding during the period as a result of funds borrowed to finance the Celab, Datel and CPS acquisitions.

      An income tax benefit of $1,907 was recorded in the first half of fiscal year 2006 compared to income tax expense of $3,239 in the comparable period of the prior fiscal year. The effective tax rate is the (benefit) provision for income taxes as a percentage of the (loss) income before income taxes and minority interest. The effective tax rate for the six months ended July 31, 2005, was 69.9% compared to 38.8% in the six months ended July 31, 2004. The primary factors impacting the effective tax rate in the first half of fiscal
2006 were a loss before income taxes in the first six months of fiscal 2006 compared to income before taxes in the comparable period of the prior year along with a shift in the income (loss) components between United States and foreign operations, an increase in the relative size of the valuation allowance in the current year relating to the United States foreign tax credits for the unremitted earnings of a controlled foreign subsidiary compared to the prior year including the impact of a change in the tax laws of a foreign jurisdiction in the second quarter of fiscal year 2006 and the favorable tax effects of the resolution of state tax matters in the first six months of fiscal years 2006 and 2005.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by us. The joint venture had a larger net loss during the first half of fiscal year 2006 as compared to the first half of fiscal year 2005.

      As a result of all of the above, a net loss in the amount of $(659) was recorded during the six months ended July 31, 2005, as compared to net income of $5,210 in the comparable period of the prior fiscal year. On a per share basis there was net loss of $(0.03) - basic and diluted compared to net income of $0.21 - basic and $0.20 diluted for the six months ended July 31, 2005 and 2004, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Future Outlook

      We expect growth in backlog and order rates from customers through the third quarter of fiscal year 2006 and beyond. However, factors such as higher raw material pricing and operational execution issues continue to negatively impact operating results. We continue to deal with increased lead costs through prudent hedging of a portion of our future lead requirements. We expect to record special charges in the third quarter, including a $1,500 charge related to continued integration efforts within the Power Electronics Division and also expect to spend approximately $700 for capital related integration expenditures. In addition, we have recently initiated an assessment of our intangible assets and expect to complete our assessment in the third quarter. Pending the completion of our assessment, impairment charges may be required related to certain intangible assets. As a result, before special charges, potential impairment charges and assuming lead pricing remains stable, we are forecasting modest sequential increases for revenues and operating profits in the third and fourth quarters of fiscal year 2006. Other integration charges, yet to be identified, may be required in the future related to the Power Electronics Division.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $27 or 0.2% to $13,682 for the six-month period ended July 31, 2005, compared to $13,709 in the same period of the prior fiscal year. This decrease in net cash provided by operating activities was primarily due to: (i) a net loss in the first half of fiscal year 2006 as compared to net income in the first half of fiscal year 2005; and (ii) a larger net increase in our tax liability (current and deferred) in the six months ended July 31, 2005, than in the six months ended July 31, 2004. These changes, resulting in lower net cash provided by operating activities, were partially offset by: (i) an increase in other current liabilities in the six-month period ended July 31, 2005, compared to a decrease in other current liabilities in the comparable period of the prior fiscal year; and (ii) a larger increase in accounts payable in the first half of fiscal year 2006 compared to the first half of fiscal year 2005.

      Net cash used by investing activities decreased $76,372 or 95% to $4,065 in the six months ended July 31, 2005, as compared to $80,437 in the six months ended July 31, 2004. The primary reason for this differential was the purchases of Celab and Datel in the second quarter of fiscal year 2005.

      In the first half of fiscal year 2006, we had net cash used in financing activities in the amount of $15,780. This consisted primarily of a decrease in book overdrafts and repayment of debt. In the first half of fiscal year 2005, we had net cash provided by financing activities in the amount of $66,640, primarily consisting of proceeds from new borrowings used to finance our acquisitions.

      Our Credit Agreement contains restrictive covenants that require us to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. We were not in compliance with our leverage ratio covenant at January 31, 2005. We obtained a waiver of this violation on February 28, 2005. We entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment required us to pledge certain assets as collateral on a going forward basis. The second amendment also modified other provisions of the Credit Agreement such that it permitted us to exclude, from certain covenant calculations, (i) the write down of up to $85,000 of goodwill,
(ii) up to $2,500 in severance costs in fiscal year 2006; and (iii) all future non-cash stock option or restricted stock expense. Further, the second amendment required us to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization ("EBITDA") as calculated quarterly through fiscal year 2006. On April 29, 2005, we entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA."

      Capital expenditures during fiscal year 2005 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2006 capital expenditures are expected to be approximately $20,000 primarily for the construction of and relocation to our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction), upgrades to our Reynosa, Mexico, facility and other items expended for similar purposes as fiscal year 2005.

      The availability under the Credit Agreement is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures provided we meet our Credit Agreement covenants. The restrictive covenants under our credit agreement permit us to pay dividends so long as there is no default under the Credit Agreement. We were in compliance with our Credit Agreement covenants at July 31, 2005. However, we expect that it may be difficult to meet certain of the credit agreement covenants at October 31, 2005. Therefore, we have begun the process of pursuing financing alternatives. We expect to conclude this process by October 31, 2005.

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

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal year 2007. SFAS No. 123R permits public companies to adopt these requirements using one of two methods:

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

      We are evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the SEC's SAB No. 107 "Share-Based Payment." SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. We currently expect to apply the provisions of SFAS No. 123R utilizing the modified prospective method. In anticipation of the implementation of SFAS No. 123R, we accelerated the vesting of all stock options granted under the 1996 and 1998 Stock Option Plans as of March 1, 2005; therefore, these options will not be expensed in future periods.

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

      o We have begun the process of seeking financing alternatives as we believe we may have difficulty meeting certain of our Credit Agreement covenants at October 31, 2005. There can be no assurance that we will conclude this process successfully. If we are unsuccessful in obtaining alternative financing, we will attempt to acquire either waivers or amendments to achieve compliance with our Credit Agreement. There can be no assurance that this will be successful.

      o Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is significantly dependent on numerous assumptions and reflects our best estimates at a particular point in time. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges.

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

      Our financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest; therefore, the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage our exposure to fluctuations in interest rates on our underlying variable rate debt instruments.

      We enter into forward contracts to hedge our exposure to certain foreign currencies and effective in the first quarter of this fiscal year we have adopted a lead hedging policy and have entered into non-deliverable forward contracts to manage the risk associated with changes in the price of lead.

      Additional disclosure regarding our various market risks were set forth in our fiscal year 2005 Annual Report on Form 10-K filed with the SEC.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                  Total Number of         Maximum Number
                                                                 Shares Purchased        (or Approximate
                                                                as Part of Publicly      Dollar Value) of
                                Total Number                         Announced          Shares that May Yet
                                 of Shares     Average Price           Plans          Be Purchased Under the
Period                           Purchased     Paid per Share       or Programs          Plans or Programs
============================================================================================================
May 1 - May 31, 2005                   97          $6.44                 --                  1,000,000
June 1 - June 30, 2005             20,153          $7.01                 --                  1,000,000
July 1 - July 31, 2005                193          $9.87                 --                  1,000,000
-----------------------------------------                            ------
Total                              20,443                                --
=========================================                            ======

      On September 30, 2004, our Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1,000,000 shares of C&D Technologies common stock having a total purchase price of no greater than $25,000,000. This program entirely replaces and supersedes all previously authorized stock repurchase programs. All of the shares purchased were purchased pursuant to deferred compensation plans.

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

Item 4. Submission of Matters to a Vote of Security Holders

      At the  annual  meeting  of  stockholders  of C&D on  June  6,  2005,  the stockholders voted on two proposals: the election of eight directors for one-year terms and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for C&D for the fiscal year ended January 31, 2006.

      Proposal 1 - Election of Directors

      Nominee                                Votes for          Votes Withheld
      ========================================================================
      William Harral, III                    22,941,098             259,483
      Kevin P. Dowd                          22,994,369             206,212
      Robert I. Harries                      22,941,623             258,958
      Pamela Lewis                           22,967,169             233,412
      George MacKenzie                       22,792,955             407,626
      John A. H. Shober                      22,942,361             258,220
      Stanley W. Silverman                   22,941,628             258,953
      Ellen C. Wolf                          22,971,499             229,082

      Proposal 2 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2006.

                For                     Against                  Abstain
      ========================================================================
             23,099,220                 99,969                    1,392

Item 6. Exhibits.

      10.1 Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves (filed herewith).

      10.2 Amendment dated May 6, 2005, to the Employment Agreement between C&D Technologies, Inc. and Linda R. Hansen (incorporated by reference to
            Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for quarter ended April 30, 2005).

      10.3 Amendment dated May 6, 2005, to the C&D Technologies, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to C&D's Quarterly Report on Form 10-Q for quarter ended April 30, 2005).

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

                                           C&D TECHNOLOGIES, INC.


September 8, 2005                          By: /s/ Jeffrey A. Graves
                                               ---------------------------------
                                                   Jeffrey A. Graves
                                                   President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive Officer)


September 8, 2005                          By: /s/ Stephen E. Markert, Jr.
                                               ---------------------------------
                                                   Stephen E. Markert, Jr.
                                                   Vice President Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

      10.1 Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves.

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