Form 10-Q
period 2005-10-31
C&D TECHNOLOGIES INC
filed 2005-12-12
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X| NO |_|

      Number of shares of the Registrant's Common Stock outstanding on October 31, 2005: 25,406,893.

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets - October 31, 2005 and January 31, 2005    3

        Consolidated Statements of Operations - Three and Nine
        Months Ended October 31, 2005 and 2004                                 5

        Consolidated Statements of Cash Flows - Nine Months Ended
        October 31, 2005 and 2004                                              6

        Consolidated Statements of Comprehensive Loss -
        Three and Nine Months Ended October 31, 2005 and 2004                  8

        Notes to Consolidated Financial Statements                             9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             27

Item 3  Quantitative and Qualitative Disclosures about Market Risk            38

Item 4  Controls and Procedures                                               39

Part II OTHER INFORMATION

Item 1A Risk Factors                                                          40

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           47

Item 4  Submission of Matters to a Vote of Security Holders                   48

Item 6  Exhibits                                                              49

SIGNATURES                                                                    50

EXHIBIT INDEX                                                                 51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                  October 31,    January 31,
                                                                     2005           2005*
============================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 26,391       $ 26,855
  Accounts receivable, less allowance for doubtful accounts
    of $2,527 and $2,018                                             77,479         73,621
  Inventories                                                        81,843         77,272
  Deferred income taxes                                                  --         14,481
  Prepaid taxes                                                         162          1,644
  Other current assets                                                3,365          2,008
------------------------------------------------------------------------------------------
    Total current assets                                            189,240        195,881

Property, plant and equipment, net                                   93,378        104,130
Deferred income taxes                                                    --            287
Intangible and other assets, net                                     59,490         83,863
Goodwill                                                             81,256         97,247
------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                   $423,364       $481,408
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                  $  1,078       $  1,874
  Accounts payable                                                   44,438         34,808
  Book overdrafts                                                       963          8,674
  Accrued liabilities                                                28,263         24,254
  Other current liabilities                                          12,877         10,374
------------------------------------------------------------------------------------------
    Total current liabilities                                        87,619         79,984

Deferred income taxes                                                 9,183         12,216
Long-term debt                                                      130,412        135,004
Other liabilities                                                    38,325         36,705
------------------------------------------------------------------------------------------
    Total liabilities                                               265,539        263,909
------------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                                 October 31,      January 31,
                                                                                     2005            2005*
=============================================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                                     8,354            8,171

Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares
    authorized; 28,788,128 and 28,714,973 shares issued, respectively                   288              287
  Additional paid-in capital                                                         72,347           71,956
  Treasury stock, at cost 3,381,235 and 3,368,676 shares, respectively              (47,125)         (47,151)
  Accumulated other comprehensive income                                              6,691            5,275
  Retained earnings                                                                 117,270          178,961
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      149,471          209,328
------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 423,364        $ 481,408
============================================================================================================

*     Reclassified for comparative purposes.

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                             Three months ended           Nine months ended
                                                                 October 31,                 October 31,
                                                              2005          2004          2005          2004
==============================================================================================================
NET SALES                                                  $ 126,966     $ 112,732     $ 372,863     $ 292,164
COST OF SALES                                                109,167       103,824       309,876       247,194
--------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                  17,799         8,908        62,987        44,970

OPERATING EXPENSES:
  Selling, general and administrative expenses                15,582        12,844        46,606        32,545
  Research and development expenses                            6,329         5,463        18,853        11,319
  Identifiable intangible asset impairment                    20,045            --        20,045            --
  Goodwill impairment                                         13,674            --        13,674            --
--------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                      (37,831)       (9,399)      (36,191)        1,106
--------------------------------------------------------------------------------------------------------------
Interest expense, net                                          2,568         1,894         6,881         2,988
Other (income) expense, net                                      (23)          202            33         1,261
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST               (40,376)      (11,495)      (43,105)       (3,143)
--------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                          19,613        (4,126)       17,706          (887)
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                                (59,989)       (7,369)      (60,811)       (2,256)
--------------------------------------------------------------------------------------------------------------
Minority interest                                                 (6)          (16)         (169)         (113)
--------------------------------------------------------------------------------------------------------------
  NET LOSS                                                 $ (59,983)    $  (7,353)    $ (60,642)    $  (2,143)
==============================================================================================================
Net loss per common share - basic                          $   (2.36)    $   (0.29)    $   (2.39)    $   (0.08)
==============================================================================================================
Net loss per common share - diluted                        $   (2.36)    $   (0.29)    $   (2.39)    $   (0.08)
==============================================================================================================
Dividends per share                                        $ 0.01375     $      --     $ 0.04125     $ 0.04125
==============================================================================================================

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                            Nine months ended
                                                                               October 31,
                                                                           2005           2004*
================================================================================================
Cash flows from operating activities:
  Net loss                                                              $ (60,642)     $  (2,143)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Minority interest                                                          (169)          (113)
  Depreciation and amortization                                            17,520         17,730
  Impairment of fixed assets                                                2,160          9,602
  Impairment of goodwill                                                   13,674             --
  Impairment of identifiable intangible assets                             20,045             --
  Deferred income taxes                                                    11,764         (3,497)
  Write-off of acquired in-process research and development                    --            440
  Loss (gain) on disposal of assets                                           208            (66)
  Annual retainer to Board of Directors                                       199            156
  Changes in assets and liabilities:
    Accounts receivable                                                    (4,209)        (1,918)
    Inventories                                                            (4,884)        (5,655)
    Other current assets                                                   (1,405)          (205)
    Accounts payable                                                       10,075          7,763
    Accrued liabilities                                                     4,657          4,383
    Income taxes payable                                                    1,556         (1,511)
    Other current liabilities                                               2,555          1,074
    Other liabilities                                                       1,246          1,314
    Other long-term assets                                                    467            814
    Other, net                                                              2,963          1,672
------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                            17,780         29,840
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of business, net                                                 --       (128,301)
  Acquisition of property, plant and equipment                             (5,101)        (8,734)
  Proceeds from disposal of property, plant and equipment                      74         15,703
------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                (5,027)      (121,332)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of debt                                                        (4,225)          (438)
  Proceeds from new borrowings                                                 --        106,190
  (Decrease) increase in book overdrafts                                   (7,711)         1,809
  Financing cost of long-term debt                                           (955)          (753)
  Proceeds from issuance of common stock, net                                 307            913
  Purchase of treasury stock                                                 (158)        (2,983)
  Payment of common stock dividends                                          (699)        (1,047)
  Payment of minority interest dividends                                       --            (10)
------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                 (13,441)       103,681
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                  224             72
------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                             (464)        12,261
Cash and cash equivalents, beginning of period                             26,855         12,306
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $  26,391      $  24,567
================================================================================================

*     Reclassified for comparative purposes.

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                               Nine months ended
                                                                  October 31,
                                                              2005           2004*
===================================================================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquired businesses:
  Estimated fair value of assets acquired                  $      --      $  76,969
  Goodwill and identifiable intangible assets                     --         74,598
  Identifiable intangible assets                                  --         22,112
  Purchase in-process research and development                    --            440
  Cash paid, net of cash acquired                                 --       (128,301)
-----------------------------------------------------------------------------------
  Liabilities assumed                                      $      --      $  45,818
===================================================================================

Decrease in property, plant and equipment acquisitions
  in accounts payable                                      $    (353)     $     (32)
Tax effect of options exercised                            $      --      $     261
Dividend declared, but not paid                            $     350      $      --

*     Reclassified for comparative purposes.

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                   Three months ended        Nine months ended
                                                                      October 31,               October 31,
                                                                   2005         2004         2005         2004
================================================================================================================
NET LOSS                                                         $(59,983)    $ (7,353)    $(60,642)    $ (2,143)
Other comprehensive income (loss) net of tax:
  Net unrealized gain (loss) on derivative instruments              2,200          (40)       2,010          300
  Foreign currency translation adjustments                           (361)         822         (594)         611
----------------------------------------------------------------------------------------------------------------
    Total comprehensive loss                                     $(58,144)    $ (6,571)    $(59,226)    $ (1,232)
================================================================================================================

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2005. The January 31, 2005, amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the consolidated financial position as of October 31, 2005, and the related consolidated statements of operations and comprehensive loss for the three and nine months ended October 31, 2005 and 2004, and the related consolidated statements of cash flows for the nine months ended October 31, 2005 and 2004. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The January 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the October 31, 2005, presentation.

2.    STOCK-BASED COMPENSATION

      Under Accounting Principles Board (APB) No. 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      As the exercise price of all options granted under the Company's stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net loss. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended, to options granted under the stock option plans. For purposes of this pro forma disclosure, the estimated value of the options is amortized to expense over the options' vesting periods. The pro forma disclosure reflects an acceleration of most of the Company's outstanding options on March 1, 2005. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                                     Three months ended         Nine months ended
                                                                         October 31,               October 31,
                                                                      2005         2004         2005         2004
===================================================================================================================
Net loss - as reported                                              $(59,983)    $ (7,353)    $(60,642)    $ (2,143)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effect                                            2,756          920        6,429        2,863
-------------------------------------------------------------------------------------------------------------------
Net loss - pro forma                                                $(62,739)    $ (8,273)    $(67,071)    $ (5,006)
===================================================================================================================
Net loss per common share - basic - as reported                     $  (2.36)    $  (0.29)    $  (2.39)    $  (0.08)
Net loss per common share - basic - pro forma                       $  (2.47)    $  (0.33)    $  (2.64)    $  (0.20)
Net loss per common share - diluted - as reported                   $  (2.36)    $  (0.29)    $  (2.39)    $  (0.08)
Net loss per common share - diluted - pro forma                     $  (2.47)    $  (0.33)    $  (2.64)    $  (0.20)
Weighted-average fair value of options granted during the period    $   4.86     $   9.24     $   3.58     $   9.09

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. The Company will be required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R. Of the 3,130,228 stock options outstanding on March 1, 2005, 2,501,985 were vested and 628,243 were non-vested. Of the 628,243 options which were non-vested, 604,445 were accelerated and 23,798, which were granted under the U.K. Stock Options Plan, were not accelerated. During the third quarter of fiscal year 2006, the Company issued 58,000 options. All of these options were granted with immediate vesting.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's (IASB) International Accounting Standard (IAS) No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. The Company is currently assessing the impact SFAS No. 151 will have on its consolidated operations, financial position and cash flows.

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

      The Company is evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the Security and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 107 "Share-Based Payment." SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company currently expects to apply the provisions of SFAS No. 123R utilizing the modified prospective method.

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for the Company in the fourth quarter of fiscal year 2006. The Company is currently assessing the impact FIN No. 47 may have on its financial position and results of operations.

4.    INVENTORIES

      Inventories consisted of the following:

                                                      October 31,    January 31,
                                                          2005           2005
================================================================================
Raw materials                                           $32,254        $31,558
Work-in-process                                          14,352         13,084
Finished goods                                           35,237         32,630
--------------------------------------------------------------------------------
  Total                                                 $81,843        $77,272
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

5.    INCOME TAXES

                                                          Nine months ended
                                                              October 31,
                                                          2005           2004
================================================================================
Provision (benefit) for income taxes                    $17,706        $  (887)
Effective income tax rate                                 (41.1)%         28.2%

     Consistent with Company policy, the Company evaluates the realizability of all of its tax assets each quarter. As a result of this review, in the third quarter, the Company recorded a charge of $14,662 in tax expense to write off or place a valuation allowance against deferred tax assets that existed as of January 31, 2005 due to negative evidence regarding realizability. This negative evidence includes the significant losses recognized in the fiscal year ended January 31, 2005 and the nine months ended October 31, 2005. The charge consists of the following items:

o A write-off of $7,318 in deferred tax assets related to the investment in foreign subsidiaries due to the lack of evidence regarding the realization of these assets in the foreseeable future.

o The establishment of a valuation allowance and tax reserves of $6,692 against U.S. federal and state deferred tax assets due to the lack of positive evidence related to C&D's ability to generate sufficient taxable income to realize these assets.

o An increase of $652 in the deferred tax liability of investment in foreign subsidiaries as a result of the elimination of the benefit for U.S. foreign tax credits related to undistributed earnings.

     The remainder of the tax expense in the nine months ended October 31, 2005 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where C&D incurs a loss including the lack of tax benefit recognized for the impairments recorded in the third quarter of fiscal 2006. These are the primary reasons for the tax expense in the current period when a pretax loss was recorded resulting in a negative effective income tax rate.

      The Company's effective tax rate for the fiscal year ended January 31, 2005, was 26.4%. The primary factor impacting the effective tax rate for the fiscal year ended January 31, 2005, was the tax effect of the goodwill impairment recorded in the fourth quarter of fiscal year 2005.

6.    NET LOSS PER COMMON SHARE

      Net loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares - basic and diluted were as follows:

                                          Three months ended               Nine months ended
                                              October 31,                     October 31,
                                         2005            2004            2005            2004
================================================================================================
Weighted-average common shares -
   basic and diluted                  25,380,480      25,348,104      25,361,952      25,350,509
================================================================================================

      The dilutive effect of stock options outstanding at October 31, 2005 and 2004 was not included in the calculation of diluted loss per share for the three- and nine-month periods ended October 31, 2005 and 2004 because to do so would have had an anti-dilutive effect, as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was 2,997,463 and 1,519,266 for the three-month periods ended October 31, 2005 and 2004, respectively, and 2,948,563 and 1,519,266 for the nine-month periods ended October 31, 2005 and 2004, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

7.    CONTINGENT LIABILITIES

      Legal:

      In March 2003, the Company was sued in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana, for alleged violations of the Clean Water Act by virtue of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. The complaint requests injunctive relief and civil penalties of up to the amounts provided by statute. The parties are in the process of negotiating a resolution of the matter, failing which the Company intends to aggressively defend the matter.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, costs of investigation and remediation and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (Allied) for the acquisition of the Company (the Acquisition Agreement), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell.

      The  Company  is  not  indemnified  for  certain  environmental   matters,
discussion of which follows.

      The Company, along with numerous other parties, has been requested to provide information to the United States Environmental Protection Agency (the
EPA) in connection with investigations of the source and extent of contamination at three lead smelting facilities (the Third Party Facilities) to which the Company had made scrap lead shipments for reclamation prior to the date of the Acquisition Agreement.

      The Company and four other potentially responsible parties (PRPs) agreed upon a cost sharing arrangement for the design and remediation phases of a project related to one of the Third Party Facilities, the former NL Industries
(NL) site in Pedricktown, New Jersey, acting pursuant to a Consent Decree. The PRPs identified and sued additional PRPs for contribution. In April 2002, one of the original four PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation. This resulted in a prorata increase in the liabilities of the other PRPs, including the Company, for which the Company's allocated share rose from 5.25% to 7.79%.

     The Company also responded to requests for information from the EPA and the state environmental agency with regard to another Third Party Facility, the Chicago Site, in October 1991. There has been no communication between the Company and the aforementioned agencies regarding this Facility since that time.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, has entered into a tolling agreement and is currently in negotiations with NL with respect to this site regarding its share of the allocated liability.

      The Company is also aware of the existence of contamination at its Huguenot, New York battery manufacturing facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (NYSDEC) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in amounts that exceed state groundwater standards. In July 2005, NYSDEC issued a preliminary Record of Decision for the soil remediation portion of the site. Additional site data submitted by the Company in July 2005 is now under review by NYSDEC, and a remediation plan for affected ground water has not yet been finalized with or approved by the agency. In February 2000, C&D filed suit against the prior owner of the site, Avnet, Inc. (Avnet), and in August 2005, the Company reached tentative settlement through mediated negotiation with Avnet to bear allocated shares of the costs associated with remediation of soil and groundwater contamination on the site at issue, among other costs and expenses. The parties are in the process of documenting their agreement. Should the parties fail to reach final agreement, and unless an alternative resolution can be achieved, NYSDEC may conduct the remediation and seek recovery from the parties. In October 2005, the NYSDEC requested that the parties conduct a Feasibility Study that will provide an effective remedy for the affected area. The Feasibility Study will be conducted as soon as an acceptable work plan is developed.

      The Company, together with Johnson Controls, Inc. (JCI), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, the Company is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e., March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained liability for the off-site environmental assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. JCI is currently negotiating site remediation work with adjacent landowners. The Company is currently in negotiation with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (VOC) in groundwater. The Company is currently waiting for approval from the Wisconsin Department of Natural Resources to conduct a pilot sparge system study, utilizing Perozone technology, at the on-site zone with the highest VOC groundwater contamination to determine its effectiveness.

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

      In October 2004, the Company accrued estimated environmental clean-up and decontamination charges of $3,881 related to potentially impaired equipment at its Leola, Pennsylvania and Huguenot, New York facilities, the timing for which has not been ascertained.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In February 2005, the Company received a verbal request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. A formal claim has not been made against the Company. The scope of this potential exposure is not presently defined.

      The Company accrues reserves for liabilities in the Company's consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of October 31, 2005, and January 31, 2005, accrued environmental reserves totaled $7,146 and $6,570, respectively, consisting of $2,946 and $2,362 in other current liabilities and $4,200 and $4,208 in other liabilities, respectively. Based on currently available information, management of the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and potential liabilities are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

8.    OPERATIONS BY REPORTABLE SEGMENT

      The Company has the following three reportable business segments:

      The Standby Power Division manufactures and markets lead-acid batteries and standby power systems that integrate lead-acid batteries with other electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Its broad product offering includes: flooded lead-acid batteries; valve-regulated lead-acid (VRLA) batteries; and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in uninterruptible power supply (UPS) systems, wireless and wireline telecommunications, cable television systems, utilities and other applications.

      The Power Electronics Division manufactures and markets custom, standard and modified-standard power supply and conversion products. Power supply and conversion products are utilized in almost all electronic products to convert available AC or DC voltage to the required level and quality of DC voltage to power the associated equipment. Its products incorporate advanced technology and are designed for reliable operation within the host device. Specific products include DC to DC converters, AC to DC power supplies, digital panel meters, data acquisition components, transformers and inductors. These product families are used in a wide variety of applications, with outputs ranging from sub-one watt to several kilowatts. Customers include original equipment manufacturers (OEMs) of telecommunications equipment, computer and networking equipment, office equipment, military equipment, industrial automation systems and test instrumentation. Power Electronics products are marketed and sold under the Celab, Datel and C&D product brand names.

      The Motive Power Division manufactures and markets lead-acid batteries and systems used to power, monitor, charge and test the batteries used in electric material handling vehicles, including forklift trucks, automated guided vehicles and airline ground support equipment. Components of these systems include lead-acid batteries, battery charging equipment and related specialty equipment and parts, which are also sold individually. Customers include end users in a broad array of industries, dealers of forklift trucks and other material handling vehicles and, to a lesser extent, OEMs of forklift trucks and material handling vehicles. Through its direct sales force and distributor network, it sells to end users in industrial manufacturing, retail distribution and airline ground support.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      Summarized  financial   information  related  to  the  Company's  business
segments for the three and nine months ended October 31, 2005 and 2004, is shown below. All sales between business segments have been eliminated.

                                         Standby         Power          Motive
Three months ended October 31, 2005       Power       Electronics       Power       Consolidated
================================================================================================
Net sales                               $  69,897      $  43,292      $  13,777      $ 126,966
Operating income (loss)                 $   4,766      $ (40,753)     $  (1,844)     $ (37,831)

Three months ended October 31, 2004
================================================================================================
Net sales                               $  62,225      $  35,571      $  14,936      $ 112,732
Operating (loss) income                 $  (5,300)     $   1,169      $  (5,268)     $  (9,399)

Nine months ended October 31, 2005
================================================================================================
Net sales                               $ 197,177      $ 135,320      $  40,366      $ 372,863
Operating income (loss)                 $  10,654      $ (40,070)     $  (6,775)     $ (36,191)

Nine months ended October 31, 2004
================================================================================================
Net sales                               $ 184,609      $  65,793      $  41,762      $ 292,164
Operating income (loss)                 $   5,853      $   4,395      $  (9,142)     $   1,106

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

      The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

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

                                                Fair Value at      Fair Value at
                                                 October 31,        January 31,
                                                     2005               2005
================================================================================
Interest rate swaps                                 $ 656              $(644)
Foreign currency contracts                          $ (96)             $  78
Commodity forward contracts                         $ 591              $  --

      The interest rate swaps and commodity forwards are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income. As of October 31, 2005 and January 31, 2005, the Company has effectively changed $50,000 and $30,000 in floating rate debt to fixed rate debt at an average rate of 4.55% and 4.94%, respectively. The Company has chosen not to apply hedge accounting to its currency contracts. Changes in the fair value of the currency contracts are recorded in other (income) expense, net.

      During the first quarter of fiscal year 2006, the Company began to enter into financial derivatives to hedge the fluctuation in the price of lead, which is the primary raw material component in its batteries. The Company expects to continue to use financial instruments as appropriate to mitigate this risk.

      During November 2005, the Company terminated $30,000 of its interest rate swaps. A gain of approximately $600 will be recognized in the fourth quarter of fiscal year 2006. See Note 16 of Notes to Consolidated Financial Statements.

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

10.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                             Nine months ended
                                                                October 31,
                                                              2005        2004
===============================================================================
Balance at beginning of period                              $ 8,303     $ 9,759
Opening balance sheet liability of acquired companies            --         393
Current year provisions                                       3,882       3,376
Expenditures                                                 (5,404)     (4,214)
Effect of foreign currency translation                            3          --
-------------------------------------------------------------------------------
  Balance at end of period                                  $ 6,784     $ 9,314
===============================================================================

      As of October 31, 2005, accrued warranty obligations of $6,784 include $2,975 in current liabilities and $3,809 in other liabilities. As of January 31, 2005, accrued warranty obligations of $8,303 include $4,958 in current liabilities and $3,345 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                               Pension Benefits       Postretirement Benefits
                                             --------------------     -----------------------
                                              Three months ended        Three months ended
                                                  October 31,               October 31,
                                               2005         2004         2005         2004
=============================================================================================
Components of net periodic benefit cost:
  Service cost                               $   438      $   430      $    44      $    40
  Interest cost                                1,020          974           64           52
  Expected return on plan assets              (1,285)      (1,217)          --           --
  Amortization of prior service costs              2            5           (7)          29
  Recognized actuarial loss (gain)               444          372           --           (1)
  One-time charge for curtailment                 29           --           --           --
---------------------------------------------------------------------------------------------
    Net periodic benefit cost                $   648      $   564      $   101      $   120
=============================================================================================

                                               Pension Benefits      Postretirement Benefits
                                             --------------------    -----------------------
                                               Nine months ended         Nine months ended
                                                  October 31,               October 31,
                                               2005         2004         2005        2004
============================================================================================
Components of net periodic benefit cost:
  Service cost                               $ 1,374      $ 1,289      $   150     $   118
  Interest cost                                3,070        2,920          193         155
  Expected return on plan assets              (3,856)      (3,652)          --          --
  Amortization of prior service costs             12           14           15          86
  Recognized actuarial loss (gain)             1,322        1,116           --          (1)
  One-time charge for curtailment                 29           --           --          --
------------------------------------------------------------------------------------------
    Net periodic benefit cost                $ 1,951      $ 1,687      $   358     $   358
==========================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

     The Company is not required to make any contributions to its pension plans for fiscal 2006. In the nine month period ended October 31, 2005, the Company made a discretionary contribution of $855 to one of its pension plans. Based upon preliminary estimates, the Company expects to either make discretionary contributions totaling approximately $6,500 to three of its domestic pension plans by December 31, 2005, or incur a charge to equity which, net of tax, could be in excess of $26,000. Additionally, the Company plans to make contributions of approximately $42 to its Japanese plan for fiscal year 2006. In the nine-month period ended October 31, 2005, the Company made contributions of $29 to its Japanese pension plan.

      The Company also expects to make contributions totaling approximately $261 to the two Company sponsored postretirement benefit plans for fiscal year 2006.

      As a result of workforce reductions occurring in 2004 and 2005 at the Company's Leola, Pennsylvania, facility, 93 employees were laid off, representing approximately 25% of the number of active employees covered under the Company's Pension Plan for Hourly Employees (Plan). The unrecognized prior service cost for the Plan at January 31, 2005 was $88. Approximately $29 of this amount is attributable to the 93 employees laid off, and was recognized as a one-time charge to earnings during the quarter ended October 31, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

12.   ACQUISITIONS

      On  May  27,  2004,  the  Company   acquired  Celab  Limited  (Celab)  for
approximately $10,500 net of approximately $4,700 in cash acquired, plus additional acquisition related costs of approximately $400, primarily related to legal fees and due diligence. Celab, based in Hampshire, United Kingdom, is a provider of power conversion products, predominantly sold into military, CATV and telecommunications applications in Europe. This acquisition was funded with the Company's working capital and its existing credit agreement.

      On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries (Datel) for an aggregate purchase price of approximately $74,800 plus additional acquisition related costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of an approximately $66,400 cash payment as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11-year expected useful life, customer relationships of $8,900 with a 20-year expected useful life, trade names of $2,400 with a 25-year expected useful life, and acquired in-process research and development of $440, which lastly, resulted in a charge to research and development expense of this amount in the year ended January 31, 2005. The acquisition was funded with the Company's expanded revolving credit facility.

      On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS," a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $1,050, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. The appraisal of the acquired CPS tangible and intangible assets included technology of $3,760 with a weighted average 5-year expected useful life, customer relationships of $18,500 with a 20-year expected useful life, and acquired in-process research and development of $340, which resulted in a charge of the same amount to research and development expense of this amount in the year ended January 31, 2005. This acquisition was funded with the Company's expanded revolving credit facility.

      The results of operations of these businesses are included in the Company's consolidated financial statements from their respective dates of acquisition.

      During the quarters ended January 31, 2005 and October 31, 2005, the Company recorded charges for impairment of goodwill and other intangible assets related to these acquisitions. See note 15 of Notes to Consolidated Financial Statements.

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

                                                  Three months       Nine months
                                                     ended              ended
                                                   October 31,       October 31,
                                                      2004              2004
================================================================================
Net sales                                           $128,483          $392,437
Net loss                                            $(13,594)         $ (9,533)
Net loss per common share - basic                   $  (0.54)         $  (0.38)
Net loss per common share - diluted                 $  (0.54)         $  (0.38)

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

      Receivables consist of the following at October 31, 2005, and January 31, 2005.

                                                  October 31,        January 31,
                                                     2005               2005
================================================================================
Trade receivables                                  $ 73,896           $ 72,680
Notes receivables                                       116                500
Other                                                 5,994              2,459
Allowance for doubtful accounts                      (2,527)            (2,018)
------------------------------------------------------------------------------
  Total receivables                                $ 77,479           $ 73,621
==============================================================================

      Following are the changes in the allowance for doubtful accounts during the periods ended:

                                                          Nine months ended
                                                             October 31,
                                                         2005             2004
===============================================================================
Balance at beginning of period                         $ 2,018          $ 1,476
Accrual additions                                          555               26
(Write-offs) net of recoveries                             (42)            (127)
Translation adjustment                                      (4)              --
Opening balance sheet of acquired companies                 --              725
-------------------------------------------------------------------------------
  Balance at end of period                             $ 2,527          $ 2,100
===============================================================================

14.   DEBT

      On June 30, 2004, the Company entered into an amended and restated revolving credit agreement (Credit Agreement or Facility), with a maturity date of June 30, 2009. The financing was arranged by Banc of America Securities LLC. Under the Credit Agreement, the amount of the Facility was increased to $175,000 from $100,000 with the option, under certain conditions, to increase the Facility to $200,000. The Facility was increased to $200,000 on August 3, 2004, at the Company's request.

      The Credit Agreement includes a $50,000 sub limit for loans in certain foreign currencies. The interest rates are determined by the Company's leverage ratio and, subject to the second amendment discussed below, are available at the London Interbank Offered Rate (LIBOR) plus 1% to LIBOR plus 2.75% or Prime, to Prime plus 1.25%. The rates may be adjusted based on the leverage ratio calculated after the conclusion of each quarter. The Credit Agreement requires the Company to pay a fee of .25% to .50% per annum of any unused portion of the Facility, based on the leverage ratio.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Credit Agreement includes a letter of credit facility, not to exceed $25,000. The Credit Agreement contains certain restrictive covenants that require the Company to maintain minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. These covenants permit the Company to pay dividends so long as there are no defaults under the Credit Agreement. The Company was not in compliance with its leverage ratio covenant at January 31, 2005. The Company obtained a waiver of this violation on February 28, 2005. The Company entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment requires that the Company pledge certain assets as collateral. The interest rates determined by the Company's leverage ratio were changed as a result of this second amendment. The second amendment also modified other provisions of the Credit Agreement such that it permits the Company to exclude from certain covenant calculations: (i) the write down of up to $85,000 of goodwill, (ii) up to $2,500 in severance costs in fiscal year 2006 and, (iii) all future non-cash stock option or restricted stock expense. Additionally, the second amendment required the Company to maintain minimum levels of trailing earnings before interest, taxes, depreciation and amortization as calculated quarterly through fiscal year 2006. On April 29, 2005, the Company entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA." The Company was not in compliance with its leverage ratio or minimum EBITDA covenants at October 31, 2005. The Company obtained a waiver of the financial covenants under the Credit Agreement pursuant to a fourth amendment in which the lenders have agreed to waive compliance with the financial covenants for the quarter ended October 31, 2005. The amendment also provides that the Company must repay, in full, all obligations under the Credit Agreement no later than December 31, 2005.

     On November 21, 2005, the Company sold $75,000 of Convertible Senior Notes (Notes). On December 7, 2005, the Company replaced its existing Credit Agreement with two credit facilities totaling $125,000. See Note 16 of Notes to Consolidated Financial Statements.

15.   ASSET IMPAIRMENTS:

     During the quarter ended October 31, 2005, the Company identified facts suggesting that long-lived assets and goodwill within the Power Electronics Division (PED) may be impaired. These factors included the realization that for each of the three quarters to date of fiscal year 2006, operating results in the Power Electronics Division were below the results included in the financial forecast used in the Company's annual impairment assessment performed at January 31, 2005. Additional forecasts indicated that this trend would continue. As a result, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company first completed an assessment of its long-lived assets within the various asset groupings of PED and determined that the carrying value of its long-lived assets within the Tucson and CPS asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assessed the carrying value of its PED goodwill using the two-step, fair-value based test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The first step compared the fair value of the PED reporting unit to its carrying amount, including goodwill. As the carrying amount of the PED reporting unit exceeded its fair value, the second step was performed to determine if the implied fair value of the goodwill was less than the carrying amount. An income approach was utilized to determine the fair value of the PED reporting unit.

     As a result of the impairment tests, the Company recorded a pre-tax charge of $2,160 related to the fixed assets at its Tucson location. The charge was included in Cost of Sales. In addition, the Company recorded pre-tax charges of $20,045 and $13,674 for impairments of its identifiable intangible assets at CPS and PED goodwill, respectively.

      There  were  no  impairment   indicators  with  regard  to  fixed  assets,
identifiable intangible assets and goodwill at any other division as of October 31, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

     During the third quarter of fiscal 2005, the Company substantially completed the transition of its Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSC and msEndur(TM)) to the Company's Reynosa, Mexico facility. As a result of the completion of feasibility analyses and successful product start-up testing, the Company recorded impairment charges related to machinery and equipment of $9,488, consisting of $6,293 in Leola, Pennsylvania (recorded in the Company's Standby Power Division) and $3,195 in Huguenot, New York (recorded in the Company's Motive Power Division). These charges are included in the cost of sales on the Consolidated Statement of Operations. These impairment charges were primarily related to the equipment associated with the HD product line in Leola and the V-Line products manufactured in Huguenot. In general, older, excess and/or immovable manufacturing equipment was replaced by more modern production equipment located in the Company's Reynosa, Mexico facility. The Leola impairment charge also included certain equipment related to the Round Cell product line, for which sales have declined as a result of being displaced by the Company's other flooded products manufactured at another facility. Additionally, one of the Company's buildings in Leola has been reclassified as held for sale. This building, which had a book value of $2,014 at October 31, 2004, has been written down to $1,900, a loss of $114.

      Goodwill by reportable segment was adjusted as follows:

                                                  Standby          Power
                                                   Power        Electronics        Total
==========================================================================================
Goodwill, January 31, 2004                       $  59,662       $  60,753       $ 120,415
Goodwill acquired                                       --          48,885          48,885
Effect of exchange rate changes on goodwill             49           2,131           2,180
Impairment of goodwill                                  --         (74,233)        (74,233)
------------------------------------------------------------------------------------------
Goodwill, January 31, 2005                       $  59,711       $  37,536       $  97,247
Purchase accounting adjustment                          --            (945)           (945)
Effect of exchange rate changes on goodwill            (42)         (1,330)         (1,372)
Impairment of goodwill                                  --         (13,674)        (13,674)
------------------------------------------------------------------------------------------
Goodwill, October 31, 2005                       $  59,669       $  21,587       $  81,256
==========================================================================================

      Identifiable intangible assets were adjusted as follows:

                                                           Gross       Accumulated
                                                           Amount      Amortization        Net
================================================================================================
Balance, January 31, 2005                                 $ 75,154       $(13,672)      $ 61,482
Intangible asset additions                                     191             --            191
Amortization                                                    --         (3,887)        (3,887)
Impairments                                                (21,977)         1,932        (20,045)
Effect of exchange rate changes on intangible assets            18            (19)            (1)
------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                 $ 53,386       $(15,646)      $ 37,740
================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

16.   SUBSEQUENT EVENTS:

     On November 8, 2005, the Company obtained a waiver of the financial covenants under the Credit Agreement pursuant to a fourth amendment in which the lenders have agreed to waive compliance with the financial covenants for the quarter ended October 31, 2005. The amendment also provided that the Company must repay, in full, all obligations under the Credit Agreement no later than December 31, 2005. On December 7, 2005, the Company completed the refinancing of its debt with the closing of $125,000 of new credit facilities. The first facility is a five year, $75,000 senior revolving line of credit (Revolver). The availability under this is determined by a borrowing base. The Revolver is secured by a first lien on certain assets and initially bears interest at LIBOR plus 1.75%. Approximately $15 million of the Revolver was funded at closing, and as provided under the terms of the agreement excess borrowing capacity will be available for future working capital needs. The second facility is a $50,000 term note (Term Note), due in 2011, secured by a second lien on assets, and bears interest at LIBOR plus 6.75%, and was fully funded at closing.

      The Company used the proceeds of these facilities to terminate and pay in full its existing revolving credit agreement.

      On November 21, 2005, the Company sold $75,000 principal amount of 5.25% Notes due 2025 to certain qualified institutional investors at par value. The total size of the offering was $75,000. After expenses, the net proceeds to the Company were $72,100. Interest is payable on the Notes semi-annually in arrears beginning May 1, 2006.

      During certain periods and subject to certain conditions, the $75,000 of Notes will be convertible by holders into shares of common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 118.0638 shares of common stock per $1 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $8.47 per share of common stock. Upon conversion of the Notes, the Company will, at its option, deliver to holders of the Notes cash and/or shares of common stock to satisfy the conversion obligation. The Company can redeem the notes at its election on and after November 1, 2010 and before November 1, 2012, plus any accrued and unpaid interest, if certain conditions are met. In addition, holders of the notes may require the Company to repurchase the notes on November 1, 2012, 2015 and 2020 and upon certain specified events.

      The Notes were not registered under the Securities Act of 1933, and were sold to the Initial Purchasers on a private placement basis. The Company agreed to file a shelf registration statement with the Securities and Exchange
Commission within 90 days after the original issuance of the Notes, covering resales of the Notes and the Common Stock issuable upon conversion of the Notes. In addition, the Company agreed to use its commercially reasonable efforts to cause the shelf registration statement to become effective no later than June 19, 2006.

      During November 2005, the Company terminated $30,000 of interest rate swaps. The resulting gain of approximately $600 will be recorded in the fourth quarter of fiscal year 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

      Executive Overview

            Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of fiscal year 2006 and the nine months ended October 31, 2005. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

            Three acquisitions occurred during fiscal year 2005. On May 27, 2004, the Company acquired Celab, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, the Company acquired Datel, a Mansfield, Massachusetts-based manufacturer of DC to DC converters, data acquisition components and digital meters. On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which is now operated as CPS, a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are part of the Power Electronics Division.

Three Months Ended October 31, 2005, Compared to October 31, 2004

            Net sales for the third quarter of fiscal year 2006 increased $14,234 or 13% to $126,966 from $112,732 in the third quarter of fiscal year 2005. The increase was due to a $7,721 increase in Power Electronics sales, and a $7,672 increase in Standby Power net sales, partially offset by a $1,159 decrease in Motive Power net sales. The increase in Power Electronics net sales is primarily due to the acquisition of CPS, which was acquired on September 30, 2004. Therefore, there was one month of sales in the comparable quarter of fiscal 2005. CPS sales were $9,056 higher and legacy sales were $1,847 higher in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. These increases were offset by lower sales for Celab and Datel in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The increase in Standby Power net sales was primarily due to higher sales to the telecommunications market, partially offset by lower sales to the UPS market. The Motive Power Division had lower sales of both batteries and chargers.

      The following table sets forth information on sales by division as a percentage of total sales:

                                 Three months ended         Three months ended
                                  October 31, 2005           October 31, 2004
                               -------------------------------------------------
                               Revenue     % of Total     Revenue     % of Total
================================================================================
Standby Power Division         $ 69,897        55%        $ 62,225        55%
Power Electronics Division       43,292        34%          35,571        32%
Motive Power Division            13,777        11%          14,936        13%
--------------------------------------------------------------------------------
  Total                        $126,966       100%        $112,732       100%
================================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Gross profit for the third quarter of fiscal year 2006 increased $8,891 or 100% to $17,799 from $8,908. Gross margins increased from 7.9% to 14.0%. Gross profit in the Standby Power Division increased $10,879 or 733% to $12,364 from $1,485. Gross profit in the Motive Power Division increased $3,551 or 130% to $821 from $(2,730). The increases in gross profit for the Standby Power and Motive Power divisions are due primarily to the fixed asset impairments and environmental clean-up charges incurred in the third quarter of the prior fiscal year. Gross profit in the Power Electronics Division decreased $5,539 or 55% to $4,614 from $10,153, primarily due to a charge for fixed asset impairments in the third quarter of the current year, and the current year expenses incurred in compliance with the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment" (RoHS).

      Selling, general and administrative expenses for the third quarter of fiscal year 2006 increased $2,738 or 21% to $15,582 from $12,844. This increase was primarily due to increased selling, general and administrative expenses attributed to CPS of $1,020, and increased compensation costs (primarily severance) of $894 (not including CPS).

      Research and development expenses for the third quarter of fiscal year 2006 increased $866 or 16% to $6,329 from $5,463. As a percentage of sales, research and development expenses increased from 4.8% during the third quarter of fiscal year 2005 to 5.0% during the third quarter of fiscal year 2006. The increase was primarily the result of a $1,100 increase in research and development expenses attributable to CPS, offset by modest decreases in the other divisions.

      During the third quarter of fiscal year 2006, the Company conducted impairment tests of its goodwill and intangible assets due to the existence of recurring realized and anticipated operating results below forecasted results in the Power Electronics Division. The prior impairment test was conducted in the fourth quarter of fiscal year 2005. As a result of the impairment test performed during the third quarter of fiscal year 2006, the Company recorded charges to expense for impairments of intangible assets and goodwill of $20,045 and $13,674, respectively, in the quarter ended October 31, 2005.

      Operating loss for the third quarter of fiscal year 2006 increased $28,432 or 303% to $37,831 from an operating loss of $9,399 in the comparable quarter of the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Below is a summary of key items affecting operating loss for the third quarter of fiscal year 2006:

Analysis of Change in Operating Income (Loss)

Third Quarter of Fiscal Year 2006 vs. Third Quarter of Fiscal Year 2005

                                                     Standby           Power          Motive
                                                      Power         Electronics        Power
                                                    Division         Division         Division       Consolidated
=================================================================================================================
Operating (loss) income - three-months ended
  October 31, 2004                                  $ (5,300)        $  1,169         $ (5,268)        $ (9,399)
Lead increases                                          (831)              --             (413)          (1,244)
Impairment of identifiable intangible assets              --          (20,045)              --          (20,045)
Impairment of goodwill                                    --          (13,674)              --          (13,674)
Impairment of fixed assets                                --           (2,160)              --           (2,160)
Severance and related charges                           (487)            (259)             (82)            (828)
Power Electronics Division
  assimilation charges                                    --             (770)              --             (770)
RoHS compliance                                           --           (2,434)              --           (2,434)
Prior year environmental accruals and asset
  impairment                                           8,888               --            4,595           13,483
Operations of CPS                                         --           (2,157)              --           (2,157)
Product mix, pricing, other                            2,496             (423)            (676)           1,397
-----------------------------------------------------------------------------------------------------------------
Operating income (loss) - three-months
  ended October 31, 2005                            $  4,766         $(40,753)        $ (1,844)        $(37,831)
=================================================================================================================

      Interest expense, net, for the third quarter of fiscal year 2006 increased $674 or 36% to $2,568 from $1,894 in the third quarter of fiscal year 2005, primarily due to the increase in debt associated with the acquisition of CPS late in the third quarter of fiscal year 2005.

      Income tax expense of $19,613 was recorded in the third quarter of fiscal year 2006 compared to an income tax benefit of $(4,126) in the third quarter of fiscal year 2005. The tax benefit or provision is computed on a year-to-date basis in accordance with SFAS 109, Accounting for Income Taxes. See the following section titled "Nine Months Ended October 31, 2005, Compared to October 31, 2004" for a discussion of the change in the effective tax rate from the prior year.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. The joint venture had a decrease of $10 in the benefit of its minority interest during the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005.

      As a result of all of the above, a net loss in the amount of $59,983 was recorded in the third quarter of fiscal year 2006 as compared to a net loss of $7,353 in the comparable period of the prior fiscal year. On a per share basis there was a net loss of $2.36 - basic and diluted compared to a net loss of $0.29 - basic and diluted for the third quarters of fiscal years 2006 and 2005, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Nine Months Ended October 31, 2005, Compared to October 31, 2004

      Net sales for the nine months ended October 31, 2005, increased $80,699 or 28% to $372,863 from $292,164 in the nine months ended October 31, 2004. This increase was due to a $69,527 increase in Power Electronics net sales, and a $12,568 increase in Standby Power net sales, partially offset by a $1,396 decrease in Motive Power net sales. The increase in Power Electronics net sales is primarily due to the acquisitions of Celab, Datel and CPS, which had increased net sales of $66,965. As of October 31, 2004, the Company owned Celab for five months, Datel for four months and CPS for one month. The increase in Standby Power net sales was primarily due to the telecom market, partially offset by lower sales to the UPS market. Motive Power sales decreased due to lower sales of both batteries and chargers.

      The following table sets forth information on sales by division as a percentage of total sales:

                                      Nine months ended              Nine months ended
                                      October 31, 2005               October 31, 2004
                                   ---------------------------------------------------------
                                   Revenue       % of Total         Revenue       % of Total
============================================================================================
Standby Power Division            $197,177           53%           $184,609           63%
Power Electronics Division         135,320           36%             65,793           23%
Motive Power Division               40,366           11%             41,762           14%
--------------------------------------------------------------------------------------------
  Total                           $372,863          100%           $292,164          100%
============================================================================================

      Gross profit for the nine months ended October 31, 2005 increased $18,017 or 40% to $62,987 from $44,970. Gross margins increased from 15.4% to 16.9%. Gross profit in the Power Electronics Division increased $7,549 or 37% to
$27,735  from  $20,186,   primarily  due  to  the  results  of  the  prior  year
acquisitions, partially offset by the current year charges for fixed asset impairments. Gross profit in the Standby Power Division increased $7,515 or 29% to $33,733 from $26,218. Gross profit in the Motive Power Division increased $2,953 or 206% to $1,519 from $(1,434). The increases in gross profit for the Standby Power and Motive Power divisions are due primarily to the fixed asset impairments and environmental clean-up charges incurred in the third quarter of the prior fiscal year.

      Selling, general and administrative expenses for the nine months ended October 31, 2005, increased $14,061 or 43% to $46,606 from $32,545. This increase is primarily due to increased selling, general and administrative expenses of $7,436 incurred by the fiscal year 2005 acquisitions; increased compensation costs (primarily severance) of $3,524; and timing of the recognition of Sarbanes-Oxley (SOX) compliance costs of $1,469 (third quarter of the current fiscal year compared to fourth quarter of the prior fiscal year).

      Research and development expenses for the nine months ended October 31, 2005 increased $7,534 or 67% to $18,853 from $11,319. As a percentage of sales, research and development expenses increased from 3.9% during the nine months ended October 31, 2004 to 5.1% during the nine months ended October 31, 2005. The increase was primarily the result of expenses incurred by the companies acquired in fiscal year 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      During the third quarter of fiscal year 2006, the Company conducted impairment tests of its goodwill and intangible assets, due to the existence of recurring realized and anticipated operating results below forecasted results in the Power Electronics Division. The prior impairment test was conducted in the fourth quarter of fiscal year 2005. As a result of the impairment test performed during the third quarter of fiscal year 2006, the Company recorded charges to expense for impairments of intangible assets and goodwill of $20,045 and $13,674, respectively, in the quarter ended October 31, 2005.

      The Company recorded an operating loss of $(36,191) for the nine months ended October 31, 2005 compared to operating income of $1,106 in the comparable period of the prior fiscal year, a decrease of $37,297.

      Below is a summary of key items affecting operating income for the nine month ended October 31, 2005, as compared with the nine months ended October 31, 2004:

Analysis of Change in Operating Income (Loss)

Nine Months Ended October 31, 2005 vs. Nine Months Ended October 31, 2004

                                                      Standby           Power           Motive
                                                       Power         Electronics         Power
                                                     Division         Division         Division       Consolidated
==================================================================================================================
Operating income (loss) - nine-months
  ended October 31, 2004                             $  5,853         $  4,395         $ (9,142)        $  1,106
Lead - increased costs                                 (5,097)              --           (1,498)          (6,595)
Impairment of identifiable intangible assets               --          (20,045)              --          (20,045)
Impairment of goodwill                                     --          (13,674)              --          (13,674)
Impairment of fixed assets                                 --           (2,160)              --           (2,160)
Severance and related charges                          (1,545)          (1,087)            (580)          (3,212)
Power Electronics Division assimilation
  charges                                                  --             (770)              --             (770)
Timing of recognition of Sarbanes-Oxley costs            (496)            (869)            (104)          (1,469)
RoHS compliance                                            --           (2,434)              --           (2,434)
Increased environmental accruals                         (106)              --             (539)            (645)
Prior year environmental accruals and asset
  impairment                                            8,888               --            4,595           13,483
Prior year Reynosa transition costs                       584               --              783            1,367
Operations of acquired companies                           --           (1,048)              --           (1,048)
Product mix, pricing, and other                         2,573           (2,378)            (290)             (95)
----------------------------------------------------------------------------------------------------------------
Operating income (loss) - nine-months
  ended October 31, 2005                             $ 10,654         $(40,070)        $ (6,775)        $(36,191)
================================================================================================================

      Interest expense, net, for the first nine months of fiscal 2006 increased $3,893 or 130% to $6,881 from $2,988 in the comparable period of the prior fiscal year, primarily due to higher average debt balances outstanding during the period as a result of funds borrowed to finance the Celab, Datel and CPS acquisitions.

      An income tax provision of $17,706 was recorded in the nine months ended October 31, 2005 compared to an income tax benefit of $887 in the comparable period of the prior fiscal year. Consistent with Company policy, the Company evaluated the realizability of all of its deferred tax assets, in the third quarter of fiscal 2006. Based on this review, the Company wrote off a significant portion of its deferred tax assets and recorded valuation allowances against an additional portion of these deferred tax assets primarily due to the significant losses recognized in the fiscal year ended January 31, 2005 and the nine months ended October 31, 2005. This is the primary reason for the tax expense in the current period when a pretax loss was recorded resulting in a negative effective income tax rate of (41.1)% compared to 28.2% in the nine months ended October 31, 2004.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by us. The joint venture had an increase in the benefit of its minority interest of $56 during the nine months ended October 31, 2005 as compared to the same period in the prior year.

      As a result of all of the above, a net loss in the amount of $60,642 was recorded during the nine months ended October 31, 2005, as compared to a net loss of $2,143 in the comparable period of the prior fiscal year. On a per share basis there was a net loss of $2.39 - basic and fully diluted compared to a net loss of $0.08 - basic and diluted for the nine months ended October 31, 2005 and 2004, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Future Outlook

     The Company expects growth in backlog and order rates from customers through the fourth quarter of fiscal year 2006 and into fiscal year 2007. However, factors such as higher raw material pricing and operational execution issues continue to negatively impact operating results. The Company continues to deal with increased lead costs through prudent hedging of a portion of its future lead requirements. The Standby Power Division announced a general price increase of 5% on all 10- and 20-year battery products including hardware, components and parts, effective with orders placed January 1, 2006. The Company anticipates recording a charge of up to $1,500 in the fourth quarter related to unamortized debt issuance costs related to the termination of its revolving credit agreement, as well as a charge of $800 in the fourth quarter related to continued integration efforts within the Power Electronics Division. It also expects to spend approximately $700 for capital related integration expenditures. Other integration charges, yet to be identified, may be required in the future related to the Power Electronics Division.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $12,060 or 40% to $17,780 for the nine-month period ended October 31, 2005, compared to $29,840 in the same period of the prior fiscal year, primarily due to a higher net loss after adjusting for non-cash impairment charges in both fiscal years. The resulting decrease in net cash provided by operating activities was partially offset by increases in income taxes payable, accounts payable and other current liabilities in the current fiscal year compared to the prior fiscal year.

      Net cash used by investing activities decreased $116,305 or 96% to $5,027 in the nine months ended October 31, 2005, as compared to $121,332 in the nine months ended October 31, 2004. The primary reason for this differential was the purchases of Celab, Datel and CPS in the second and third quarters of fiscal year 2005, offset by the receipt of approximately $15,547 from the Chinese government as partial payment for the Company's existing battery facility location in Shanghai. The Company has begun construction of a new battery manufacturing facility in Shanghai.

      In the nine months ended October 31, 2005, the Company had net cash used in financing activities in the amount of $13,441. This consisted primarily of a decrease in book overdrafts and repayment of debt. In the first nine months of fiscal year 2005, net cash provided by financing activities in the amount of $103,681 primarily consisted of proceeds from new borrowings used to finance the Company's acquisitions.

      The Company's Credit Agreement contains restrictive covenants that require the maintenance of minimum ratios such as fixed charge coverage and leverage ratios as well as minimum consolidated net worth. The Company was not in compliance with its leverage ratio covenant at January 31, 2005, and obtained a waiver of this violation on February 28, 2005. The Company entered into the second amendment to the Credit Agreement to modify this ratio through the remaining term of the agreement. The second amendment required the Company to pledge certain assets as collateral on a going forward basis. The second amendment also modified other provisions of the Credit Agreement such that it permitted exclusion, from certain covenant calculations, of (i) the write down of up to $85,000 of goodwill, (ii) up to $2,500 in severance costs in fiscal year 2006; and (iii) all future non-cash stock option or restricted stock expense. Further, the second amendment required maintenance of minimum levels of trailing earnings before interest, taxes, depreciation and amortization (EBITDA) as calculated quarterly through fiscal year 2006. On April 29, 2005, the Company entered into the third amendment to the Credit Agreement to correct and revise the definitional term "Consolidated EBITDA." The Company was not in compliance with its leverage ratio or minimum EBITDA covenants at October 31, 2005. The Company obtained a waiver of the financial covenants under the Credit Agreement pursuant to a fourth amendment for the quarter ended October 31, 2005. The amendment also provides that the Company must repay, in full, all obligations under the Credit Agreement no later than December 31, 2005.

      On November 21, 2005, the Company sold 5.25% Convertible Senior Notes due 2025 (Notes) to certain qualified institutional investors at par value. The total size of the offering was $75,000. After expenses, the net proceeds to the Company were $72,100. Interest is payable on the Notes semi-annually in arrears beginning May 1, 2006. The proceeds were used to repay outstanding borrowings under the existing senior secured credit facility.

     On December 7, 2005, the Company entered into $125,000 of new senior credit facilities. These facilities included a $75,000 line of credit (Revolver) and a $50,000 term loan (Term Note). The proceeds of these facilities were used to repay in full and terminate the existing senior secured credit facility. The Company anticipates recording a non-cash charge of up to $1,500 of previously unamortized issuance costs related to the termination of the previous revolving credit agreement in the fourth quarter. The availability under the new credit facilities is expected to be sufficient to meet the Company's ongoing cash needs for working capital requirements, debt service and capital expenditures.

      The Company is not required to make any contributions to its domestic pension plans for fiscal year 2006. During the third quarter of the current fiscal year, the Company made a discretionary contribution of $855 to one of its pension plans. Based upon preliminary estimates, the Company expects to either make discretionary contributions totaling approximately $6,500 to three of its domestic pension plans by December 31, 2005, or incur a charge to equity which, net of tax, could be in excess of $26,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Capital expenditures during fiscal year 2005 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2006 capital expenditures are expected to be approximately $10,000 primarily for the construction of and relocation to our new Shanghai joint-venture facility (of which $15,547 has already been received from the Chinese government to fund construction), upgrades to the Reynosa, Mexico, facility and other items expended for similar purposes as fiscal year 2005.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which adopts wording from the IASB's IAS No. 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in fiscal year 2007. The Company is currently assessing the impact SFAS No. 151 will have on its consolidated operations, financial position and cash flows.

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

      The Company is evaluating the impact of adoption of the provisions of SFAS No. 123R as well as the impact of the SEC's SAB No. 107 "Share-Based Payment". SAB 107 was issued by the SEC in March 2005 and provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company currently expects to apply the provisions of SFAS No. 123R utilizing the modified prospective method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for the Company in the fourth quarter of fiscal year 2006. The Company is currently assessing the impact FIN No. 47 may have on its financial position and results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

     The Company is furnishing information that contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, included herein are forward-looking statements. Included among forward-looking statements are, among other things:

o fluctuations in prices and availability of raw materials, particularly lead;

o the success of integration of acquired businesses and the ability to make additional acquisitions or form strategic alliances;

o economic conditions or market changes in certain market sectors in which the Company conducts business;

o     Changes in pricing environment;

o     Success or timing of new product development;

o     foreign operations;

o     political, economic and social changes, or acts of terrorism or war;

o     Success   of   productivity   initiatives,   including   rationalizations,
      relocations or consolidations;

o     impact of changes in management;

o     costs  of  complying  with   environmental   laws  and   regulations   and
      liabilities;

o statements regarding the Company's business strategy, business plans or any other plans, forecasts or objectives, any or all of which are subject to change;

o     statements  regarding  any  SEC  or  other  governmental,   regulatory  or
      environmental inquiry or investigation;

o statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions; and

o     Any other statements that relate to nonhistorical or future information.

      These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "estimate," "expect," "forecast," "plan," "project," "propose," "strategy" and similar terms and phrases. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

      The  Company's   actual  results  could  differ   materially   from  those
anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" under Item 1A of Part II of this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain commodity prices, and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments. It does not invest in derivative securities for speculative purposes, but enters into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead, as well as to fluctuations in exchange rates.

      The Company's financial instruments that are subject to interest rate risk consist of debt instruments and interest rate swap contracts. The debt instruments are subject to variable rate interest; therefore, the market value is not sensitive to interest rate movements. Interest rate swap contracts are used to manage the Company's exposure to fluctuations in interest rates on its underlying variable rate debt instruments.

      The Company enters into forward contracts to hedge exposure to certain foreign currencies. In the first quarter of this fiscal year the Company adopted a lead hedging policy and entered into non-deliverable forward contracts to manage the risk associated with changes in the price of lead.

      Additional disclosure regarding various market risks were set forth in the Company's fiscal year 2005 Annual Report on Form 10-K filed with the SEC.

Item 4. Controls and Procedures:

      Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submit under the Exchange Act.

Internal Control over Financial Reporting:

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

      Fluctuations in prices and availability of raw materials, particularly lead, could increase the Company's costs or cause delays in shipments, which would adversely impact its results of operations.

      The Company's operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary component cost of its battery products, or other product parts or components. Lead represented approximately 20% of consolidated cost of sales during the nine months ended October 31, 2005. Lead market prices averaged $0.217 per pound in fiscal year 2002, $0.203 per pound in fiscal year 2003, $0.246 per pound in fiscal year 2004 and $0.410 per pound in fiscal year 2005. Lead traded at $0.513 per pound on December 6, 2005. The increase in the lead market price has negatively impacted the Company's financial results in recent periods. The Company may not be able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on the Company's results of operations. Additionally, the Company has recently instituted a lead hedging policy to mitigate its exposure to volatility in the price of lead. To the extent lead market prices decline in the future, the Company may be obligated to purchase a portion of its lead requirements at higher prices than are then available in the market. The Company's ability to meet customer demand depends, in part, on its ability to obtain timely and adequate supply and delivery of raw materials, including lead, and other product parts or components from its suppliers or from internal manufacturing capacity. Although it works closely with both its internal and external suppliers (and, as to the continuing availability of lead, its industry associations) to avoid encountering unavailability or shortages, the Company may encounter them in the future. The cessation, reduction or interruption of supply of raw materials, product parts or components could have a material adverse effect on the Company's operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of its products, which could negatively affect customer satisfaction, thereby reducing the Company's revenues, or increasing its costs.

      Lack of successful integration of acquired businesses or difficulties in making acquisitions or forming strategic alliances could hinder the Company's ability to implement its business strategies.

      In addition to its recent acquisitions of Celab, Datel and CPS during fiscal year 2005, the Company may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances, which may not be completed or be beneficial to the Company. Acquisitions present significant challenges and risks relating to the integration of the acquired business into the Company, including substantial management time and financial and other resources, and it may not manage acquisitions successfully. The Company's success in realizing the expected benefits from recent and any future acquisitions depends on a number of factors, including retaining or hiring local management personnel, successful integration of the operations, information technology (IT) systems, customers, vendors and partner relationships of the acquired companies and its ability to devote capital and management attention to the newly acquired companies in light of other operational needs. In addition, the integration of the sales, accounting and research and development personnel across several geographic areas is important to the success of the Company's strategy. The Company's efforts to implement its strategy could be affected by a number of factors beyond its control, such as increased competition and general economic conditions in the countries where newly acquired companies operate. Any failure to effectively implement its strategy could have a material adverse effect on the Company's results of operations.

      The  Company   may  face   additional   impairment   charges  if  economic
environments in which its businesses operate and key economic and business assumptions substantially change.

      Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects the Company's best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which its businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant impairments would adversely impact the Company's financial results.

      Adverse economic or market changes in certain market sectors in which the Company conducts business could impact its results of operations.

      The Company's results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which it conducts business, such as telecommunications, UPS, cable television, switchgear and control, material handling and military. Its products are principally used in connection with the telecommunications and IT industries. Weakness in these markets, such as a decline in consumer and business expenditures for IT and telecommunications may lead to a decrease in the demand for its equipment or the prices that it can charge. Any such decrease could adversely affect its operating results by decreasing revenues and gross profit margins. For example, there were significant declines in corporate telecommunications and IT capital expenditures in recent years, and this negatively affected the Company's results of operations.

      The Company is subject to pricing pressure from its larger customers.

      The Company faces significant pricing pressures in all of its business segments from its larger customers. Because of their purchasing size, the Company's larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If the Company is not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on its financial results.

      The Company operates in extremely competitive industries and is subject to continual pricing pressure.

      The Company competes with a number of major domestic and international manufacturers and distributors of electrical storage and power conversion products, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industries, consolidation and the financial difficulties being experienced by several of its competitors, the Company has faced continual and significant pricing pressures. These pricing pressures may prevent it from fully recovering increased costs it might incur. The Company anticipates heightened competitive pricing pressure as Chinese and other foreign producers, who are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company's major U.S. and European markets. Several of the Company's competitors have stronger technical, marketing, sales, manufacturing, distribution and other resources, as well as more significant name recognition and established positions in the market and longer-standing relationships with OEMs and other customers than it does. In addition, certain of the Company's competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. The Company's ability to maintain and improve its competitive position has depended, and continues to depend, on its ability to control and reduce its costs in the face of these pressures.

      Difficulties or delays in product development would hinder the Company's financial performance.

      The Company's financial performance and its ability to compete are largely dependent on the Company's ability to renew its pipeline of new products and to bring these products to market, including introducing viable new products; successfully completing research and development projects or integrating or otherwise capitalizing upon purchased or licensed technology; obtaining adequate intellectual property protection; maintaining or improving product quality or reducing product costs through continued product engineering; and utilizing or gaining market acceptance of new products. To the extent its research and development initiatives are unsuccessful in one or more of these pursuits, the market does not accept its new or improved products or its sales force is unsuccessful in marketing such products, the Company's financial results will be negatively impacted. In addition, industry standards, customer expectations, new technologies or other products may emerge that could render one or more of its products less desirable or obsolete. The Company's financial performance could also be affected by competitive products and technologies.

      The Company is subject to risks associated with its foreign operations.

     The Company has operations in Canada, China, England, Germany, Japan and Mexico, either directly or through joint ventures. For fiscal year 2005, sales outside the U.S. accounted for approximately 26% of its revenue. In its financial statements, the Company translates local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Its most significant foreign currency exposures are to the Canadian dollar and the Euro. During times of a strengthening United States dollar, the Company's reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars, in spite of its efforts to hedge against currency risk exposures. In addition, the Company may face restrictions on its ability to repatriate funds from its international operations.

      Foreign operations are subject to risks that can materially increase the cost of operating in foreign countries and thereby may reduce the Company's overall profitability. These risks include, but are not limited to:

o     currency exchange rate fluctuations;

o increases in foreign tax rates and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

o general economic and political conditions in countries where the Company operates and/or sell its products, including inflation;

o     The   difficulties   associated  with  managing  an  organization   spread
      throughout various countries;

o     Required compliance with a variety of foreign laws and regulations; and

o     limited   protection   of   intellectual   property  in  certain   foreign
      jurisdictions.

      The Company is subject to risks associated with its operations in China.

      A substantial amount of the Company's materials sourcing originates in China. Enforcement of existing laws or contracts based on existing Chinese law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction in China. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Furthermore, many of the Company's products are manufactured in China and must be shipped into the U.S. and Europe. When they enter the U.S. or Europe, these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. or Europe, and any tariffs it may be required to pay with respect to these products may have a material adverse impact on the Company's business and results of operations. Additionally, if the Chinese government decides to significantly revalue the Yuan, such an action could adversely impact the Company's business and financial results.

      Delays in the relocation of the Company's Shanghai facility or the failure to complete that relocation may adversely affect its business and results of operations.

      The Chinese government has notified the Company's joint venture that it is required to relocate its Shanghai facility, for which the Chinese government has paid the joint venture approximately $15.5 million to effect the relocation and the construction of a new facility. The Company anticipates commencing production in the new facility in the fourth quarter of fiscal year 2007. Delays in or failure to complete the relocation and construction of the new facility may inhibit the Company's ability to complete orders and deliver products to its customers, and a failure to complete the relocation would require it to move production of some products to other facilities, which would adversely impact the Company's operations and hinder its growth. Also, this relocation will require it to build up higher levels of inventory to enable it to continue to satisfy customer demand during the transition period, which could require a higher investment in working capital and affect the Company's financial position.

      The  Company's  worldwide   operations  could  be  adversely  impacted  by
political, economic and social changes, or acts of terrorism or war.

      The Company operates worldwide and for fiscal year 2005 sales outside of the United States accounted for approximately 26% of the Company's revenue. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which it operates (including the United States) could affect its business and its results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition and business combinations or reorganizations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States or other countries in which it conducts business, could negatively affect the Company's results of operations. Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to the Company's operations, its suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on the Company's results of operations.

      The Company is reliant on third parties whose operations are outside its control.

      The Company relies on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of its products to its customers. As a result, it may be subject to carrier disruptions and increased costs due to factors that are beyond its control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, the Company may experience delays in meeting its customers' product demands and it may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to its customers in a timely and accurate manner may damage its reputation and could cause it to lose customers. The Company also utilizes third party distributors and manufacturers' representatives to sell, install and service certain of its products. While it is selective in whom the Company chooses to represent it, it is difficult for the Company to ensure that its distributors and manufacturers' representatives consistently act in accordance with the standards the Company sets for them. To the extent any of its end-customers have negative experiences with any of the Company's distributors or manufacturers' representatives, it could reflect poorly on the Company and damage its reputation, thereby negatively impacting its financial results. The Company also utilizes contract manufacturers to manufacture certain of its Power Electronics products. In some instances the Company is contractually obligated to use a contract manufacturer for production of specific products for which it has supply agreements at contractual rates. To the extent its manufacturing partners have issues with product quality or timely delivery of products, it could impair the Company's relationships with its customers. Additionally, certain of its manufacturing agreements may not provide it with sufficient flexibility to negotiate pricing or to secure for itself some of the inputs for the Company's products, which could result in higher manufacturing costs. Any of these factors could impair the Company's financial results by reducing future revenue or increasing costs.

      Maintaining the Company's manufacturing operations requires significant capital expenditures, and the inability or failure to maintain its operations would have a material adverse impact on market share and the ability to generate revenue.

      The Company had capital expenditures of approximately $3.7 million and $11.9 million in fiscal years 2004 and 2005, respectively. It expects to spend approximately 1.4% to 2.5% of future revenues on capital expenditures in future periods excluding construction of any new manufacturing facilities. It may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact its business. If it is unable or fails to adequately maintain its manufacturing capacity or quality control processes, it could lose customers and there could be a material adverse impact on the Company's market share and its ability to generate revenue.

      The  Company's  productivity  initiatives,   including   rationalizations,
relocations or consolidations may not be sufficiently effective to improve its financial performance or generate desired cost savings.

      The Company has undertaken and may continue to undertake productivity initiatives, including, among others, reorganizations, including the shut down or sale of portions of its business, and facility rationalizations to improve performance or generate cost savings. In addition, it may from time to time relocate or consolidate one or more of its operations. The Company may not realize any planned performance improvements or cost savings from such activities and delays or other interruptions in production or delivery of products may occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments and/or trigger environmental remediation obligations. Further, these initiatives may not be completed or be beneficial to the Company.

      The Company's new management team may not be able to successfully grow and manage all businesses.

      The Company believes that due to the challenges of growing the Company, the quality of its executive officers and their ability to work effectively together as a management team will be key to its success. The Company recently hired its new Chief Executive Officer, Jeffrey Graves, its new Vice President and General Counsel, James D. Dee, the new Vice President and General Manager of its Power Electronics division, William Bachrach, and announced the resignation of Stephen E. Markert, Jr. as its Vice President, Finance and Chief Financial Officer. Mr. Markert's resignation will take effect following a transition period. The Company is presently undertaking a search for Mr. Markert's replacement. Also, Charles R. Giesige, Sr. was appointed Vice President and General Manager of the Motive Power division in April 2005 in addition to his position as Vice President and General Manager of the Standby Power division. This new management team may not be effective in attaining the Company's business goals and may not fulfill the Company's expectations regarding its operations.

      The Company's financial performance depends on certain restructuring and rationalization programs currently being implemented by management. To the extent these programs do not achieve their intended effect, financial results could deteriorate.

      Management is taking certain actions to improve profitability via several initiatives. Firmwide, it is placing renewed emphasis on improving the quality of the products it manufactures and on more timely delivery of its products. In Motive Power in particular, the Company is working to improve its product portfolio, its manufacturing processes and its sales channels including its relationships with manufacturers' representatives and truck dealers. In Power Electronics, it is working to improve its product fulfillment process and to more tightly integrate its various operations to achieve desired revenue and expense synergies. Additionally, it continues to work to optimize its manufacturing portfolio by transitioning capacity to lower-cost regions and by selectively using contract manufacturers for certain of its Power Electronics products. To the extent management is unsuccessful at achieving the goals of any or all of these initiatives, it will not be able to achieve its anticipated operating results.

      If the result of the Company's assessment of internal controls following its recent acquisitions leaves it unable to conclude that its internal control over financial reporting is effective or if its independent registered public accounting firm disagrees with the Company's assessment of the effectiveness of its internal control over financial reporting, the Company could lose investor confidence in the reliability of its financial information.

      Its assessment of internal control over financial reporting for the year ending January 31, 2006 will, for the first time, include an assessment of the internal controls relating to Datel and CPS. In conducting that assessment the Company may find material weaknesses that would prevent it from concluding that its internal control over financial reporting is effective as of January 31, 2006. Also, its independent registered public accounting firm may disagree with the Company's assessment and/or may not be satisfied with the effectiveness of the Company's internal control over financial reporting as of January 31, 2006. In the event that it is unable to conclude that its internal control over financial reporting at January 31, 2006 is effective, the Company may delay the filing of its annual report and restate financial results, and its independent registered public accounting firm will not be able to issue an unqualified audit opinion with respect to the effectiveness of the Company's internal control over financial reporting. Any of these consequences could cause investors to lose confidence in the reliability of the Company's financial statements and other reported financial information, which in turn, could harm the Company's business and negatively impact the trading price of its common stock.

      Costs of complying with environmental laws and regulations and liabilities that the Company may incur from fines and penalties, in the United States and internationally, could adversely impact its financial results and condition.

      Its facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. The Company is also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Its accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other potentially responsible parties (PRPs) at multi-party sites, the number and financial viability of other PRPs and risks associated with litigation. These costs and liabilities could adversely impact the Company's financial results and condition. In response to the European Union's
"Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment," the Company established a schedule for compliance. It will continue to strive for elimination of, and seek to have its component part suppliers eliminate, prohibited hazardous substances consistent with legislative requirements. It will continue to actively monitor decisions around environmental legislation and align its compliance with those decisions and the needs of its customers. These efforts may not be successful or completed on a timely basis, the failure of either of which could have an adverse effect on the Company's results of operations.

      The Company's results may be adversely impacted by customers that become insolvent or bankrupt.

      The Company is exposed to the credit risk of its customers, including risk of insolvency and bankruptcy. Although it has programs in place to monitor and mitigate the associated risk, such programs may not be effective in reducing the Company's credit risks or risks associated with potential bankruptcy of its customers. To the extent one or more of its customers becomes insolvent or seeks protection from its creditors, the Company may not be able to collect money due to it and it could incur write-downs to its accounts receivable balances. Additionally, the loss of such customers could negatively impact the Company's financial performance in future periods.

      Pending or future litigation could impact the Company's financial results and condition.

      Its business, results of operations and financial condition could be affected by significant pending and future litigation or claims adverse to the Company. Types of potential litigation cases include: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent it is not indemnified for those liabilities).

      The Company's domestic business operations are dependent upon its ability to engage in successful collective bargaining with its unionized workforce.

      Approximately 30% of the Company's workforce is unionized, and it engages in collective bargaining negotiations with the unions that represent them. If the Company is unable to reach agreement with any of its unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of its workforce become unionized, the Company may be subject to work interruptions or stoppages. Strikes or labor disputes with its employees may adversely affect the Company's ability to conduct its business.

      A change in the Company's product mix may cause its results of operations to differ substantially from the anticipated results in any particular period.

      Its overall profitability may not meet expectations if its products, customers or geographic mix are substantially different than anticipated. The Company's profit margins vary among products, customers and geographic markets. Consequently, if its mix of any of these is substantially different from what is anticipated in any particular period, the Company's profitability could be lower than anticipated.

      Consolidation to a single enterprise resource planning system could adversely affect the Company's operations.

      The Company is consolidating its operations into a single enterprise resource planning (ERP) system in certain locations over the next two years to integrate the separate systems of businesses that it recently acquired. An ERP system automates various business tasks including accounting, distribution and sales. Successful implementation of this consolidation will be critical to the Company's cost reduction initiatives and to its ability to comply with the financial reporting and internal audit compliance obligations of a public company. This process will significantly affect many aspects of the Company's business, including its accounting, operations, purchasing, sales, marketing, and administrative functions, and could disrupt its business, distract management and increase its costs. This platform may require further modifications and user training in order to properly handle all of the different accounting requirements of the countries in which the Company operates. If it were to experience difficulties or delays in the implementation of this consolidation, the Company's ability to provide products to its customers on a timely basis could be adversely affected, which would harm the Company's operating results and relationships with its customers. Additionally, any integration difficulties or delays could adversely affect the processing and reporting of the Company's accounting and financial results. The Company may not be able to correct any such difficulties or problems on a timely basis.

      The achievement of the Company's business objectives is highly dependent upon the proper functioning of its systems infrastructure.

      In spite of having a disaster recovery plan in place, infrastructure failures could have a material adverse effect on the Company's business. It is highly dependent on its systems infrastructure in order to achieve the Company's business objectives. If it experiences a problem that impairs its infrastructure, such as a power outage, computer virus, intentional disruption of IT systems by a third party, equipment failure or computer or telephone system failure, the resulting disruptions could impede the Company's ability to book or process orders, manufacture and ship products in a timely manner or otherwise carry on its business in the ordinary course. Any such events could cause the Company to lose significant customers or revenue and could require it to incur significant expense to eliminate these problems and address related security concerns.

      If customers fail to renew supply agreements on terms as favorable to the Company as existing agreements, its financial results could be adversely impacted.

      The Company supplies products to certain of its customers pursuant to time-limited supply agreements. These contracts may not be renewed or, if renewed, they may not be renewed on as favorable terms to the Company as existing agreements, which could adversely impact the Company's financial results.

      The Company may not be able to adequately protect its proprietary intellectual property and technology.

      The Company relies on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain its proprietary intellectual property and technology and other confidential information. Despite the Company's efforts to protect its proprietary
intellectual  property  and  technology  and  other  confidential   information,
unauthorized parties may attempt to copy or otherwise obtain and use its intellectual property and proprietary technologies, which could adversely impact the Company's competitive position and therefore its business operations and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The Company entered into (i) the Purchase Agreement dated as of November 16, 2005 (the Purchase Agreement) between C&D Technologies, Inc. (the Company) and Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC (the Initial Purchasers), (ii) the Indenture, dated as of November 21, 2005 (the Indenture) between the Company, as issuer, and The Bank of New York, as trustee, governing the terms of the Company's 5.25% Convertible Senior Notes Due 2025 (the Notes) and (iii) the Registration Rights Agreement dated as of November 21, 2005 (the Registration Rights Agreement) between the Company and the Initial Purchasers.

      Pursuant to the Purchase Agreement, the Company agreed to sell to the Initial Purchasers $60 million aggregate principal amount of its Notes, which are convertible into cash or a combination of cash and shares of common stock, $.01 par value (the Common Stock), of the Company. In addition, the Company also granted the Initial Purchasers a 30-day option to purchase up to $15 million aggregate principal amount of additional Notes. The Initial Purchasers exercised this option, thereby resulting in the sale of $75 million aggregate principal amount of the Notes on November 21, 2005. The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions whereby the Company, on the one hand, and the Initial Purchasers, on the other hand, have agreed to indemnify each other against certain liabilities.

      The closing of the sale of the Notes occurred on November 21, 2005. The Notes were not registered under the Securities Act of 1933, as amended (the Securities Act) and were sold to the Initial Purchasers on a private placement basis in reliance on the exemption from registration provided by Section 4(2) of the Securities Act provided by Rule 144A. Pursuant to the Registration Rights Agreement, the Company agreed, as promptly as practicable, but in no event more than 90 days after the original issuance of the Notes, to file a shelf registration statement with the SEC covering resales of the Notes and the Common Stock issuable upon conversion of the Notes. In addition, the Company agreed to use its commercially reasonable efforts to cause the shelf registration statement to become effective no later than June 19, 2006.

      Under the Indenture, the Company issued the Notes, which bear interest at 5.25% per annum on the principal amount from November 21, 2005, payable semi-annually in arrears in cash on May 1 and November 1 each year, beginning
May 1, 2006. The Notes will mature on November 1, 2025. The Notes are unsubordinated unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. The Notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company's subsidiaries, except those subsidiaries that may in the future guarantee certain of the Company's other obligations will also be required to guarantee the Notes.

Issuer Purchases of Equity Securities:

                                                                                Total Number of          Maximum Number
                                                                                Shares Purchased         (or Approximate
                                                                              as Part of Publicly        Dollar Value) of
                                       Total Number                                Announced           Shares that May Yet
                                        of Shares         Average Price              Plans            Be Purchased Under the
Period                                  Purchased        Paid per Share           or Programs           Plans or Programs
============================================================================================================================
August 1 - August 31, 2005                  60               $10.52                    --                   1,000,000
September 1 - September 30, 2005           124               $10.25                    --                   1,000,000
October 1 - October 31, 2005               203               $ 9.35                    --                   1,000,000
---------------------------------------------------                           -------------------
Total                                      387                                         --
===================================================                           ===================

      On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. All of the shares purchased during the third quarter of fiscal year 2006 were purchased pursuant to deferred compensation plans.

Restrictions on Dividends:

     The Company entered into two new credit facilities on December 7, 2005 (see
Note 16 - Subsequent Events of Notes to Condensed Consolidated Financial Statements). There are certain restrictions in both agreements regarding the payment of dividends. The Revolver requires minimum excess availability of $30 million at the time of declaration or payment of any dividend. The Term Note contains a maximum leverage ratio. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits.

      10.1 Fourth Amendment and Waiver dated as of November 8, 2005 to the Credit Agreement by and among C&D Technologies, Inc., C&D International Investment Holdings Inc., the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Commission on November 15, 2005).

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

                                          C&D TECHNOLOGIES, INC.


December 12, 2005                         By: /s/ Jeffrey A. Graves
                                              ----------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)


December 12, 2005                         By: /s/ Stephen E. Markert, Jr.
                                              ----------------------------------
                                                  Stephen E. Markert, Jr.
                                                  Vice President Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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