Form 10-K
period 2006-01-31
C&D TECHNOLOGIES INC
filed 2006-04-10
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of Class                         on which registered
          --------------                         -------------------
            Common Stock,
       par value $.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):

Large accelerated filer         Accelerated filer |X|      Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_| No|X|

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2005:
$252,802,496

Number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2006: 25,528,926 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Part III - Portions of Registrant's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year covered by this Form 10-K.

                      (This page intentionally left blank)

                             C&D TECHNOLOGIES, INC.

                                    FORM 10-K
                   For the Fiscal Year Ended January 31, 2006

                                      INDEX

Part I
Item 1     Business                                                                                          1
Item 1A    Risk Factors                                                                                     14
Item 1B    Unresolved Staff Comments                                                                        21
Item 2     Properties                                                                                       22
Item 3     Legal Proceedings                                                                                23
Item 4     Submission of Matters to a Vote of Security Holders                                              23

Part II
Item 5     Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of
           Equity Securities                                                                                24
Item 6     Selected Financial Data                                                                          26
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations            27
Item 7A    Quantitati and Qualitative Disclosure about Market Risk                                          40

Item 8     Financial Statements and Supplementary Data                                                      41
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             41
Item 9A    Controls and Procedures                                                                          41
Item 9B    Other Information                                                                                41

Part III
Item 10    Directors and Executive Officers of the Registrant                                               42
Item 11    Executive Compensation                                                                           42
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   42
Item 13    Certain Relationships and Related Transactions                                                   42
Item 14    Principal Accountant Fees and Services                                                           42

Part IV
Item 15    Exhibits and  Financial Statement Schedules                                                      43

Signatures                                                                                                  49

Index to Financial Statements and Financial Statement Schedule                                              F-1

                             C&D TECHNOLOGIES, INC.

                                     PART I

Item 1. Business

About Our Company

      C&D Technologies, Inc. (together with its operating subsidiaries, "we," "the Company," "our" or "C&D") is a leading manufacturer and marketer of electrical power storage systems for the standby power and motive power markets. We are also a leading producer of electronic power supply and conversion products for large original equipment manufacturers (OEMs) of telecommunications, networking, office, industrial and military equipment.

      We were organized in 1985 to acquire all the assets of C&D Power Systems Division of Allied Corporation, which, along with its predecessors, had been manufacturing batteries for more than 50 years. We have a global manufacturing platform with plants located in the U.S., U.K., Mexico and China and sell our products globally in more than 65 countries to over 5,000 customers. Through organic development and strategic acquisitions, we believe we have become the largest provider of lead acid batteries used in standby power systems and a leading provider of motive power systems in North America. Moreover, we believe our Power Electronics division is one of the largest global providers of DC to DC converter products to the merchant market.

      We currently conduct our business in three reportable segments: (1) Standby Power, (2) Motive Power and (3) Power Electronics.

      Standby Power

      Our Standby Power division manufactures and markets lead acid batteries and standby power systems that integrate lead acid batteries with other electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Our broad product offering includes: flooded lead acid batteries; valve-regulated lead acid (VRLA) batteries; and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in uninterruptible power supply (UPS) systems, wireless and wireline telecommunications, cable television systems, utilities and other applications.

      To meet the needs of our customers, we sell our batteries and other standby power systems components in a wide variety of sizes, configurations and electrical capacities. Specifically, we sell lead acid batteries in two broad categories: flooded and VRLA. Flooded batteries, which require periodic watering and maintenance, are typically used in UPS, telecommunications and utility applications. VRLA, or sealed, batteries, which are often smaller and require less maintenance, have shorter useful lives and are used in wireless cell sites, cable television systems, corporate data centers and computer networks and other applications. Power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage necessary to constantly charge the standby battery and operate the user's equipment. Our batteries and standby power systems are marketed and sold under the DYNASTY(R), MAXRATE(R), msENDUR(TM), LIBERTY(R) and SAGEON(R) brands.

      Motive Power

      Our Motive Power division manufactures and markets lead acid batteries and systems used to power, monitor, charge and test the batteries used in electric material handling vehicles, including forklift trucks, automated guided vehicles and airline ground support equipment. Components for these systems include lead acid batteries, battery charging equipment and related specialty equipment and parts, which we also sell individually. Our customers include end users in a broad array of industries, dealers of forklift trucks and other material handling vehicles and, to a lesser extent, OEMs of forklift trucks and material handling vehicles. Through our direct sales force and distributor network, we sell to end users in industrial manufacturing, retail distribution and airline ground support. Our batteries and motive power systems are marketed and sold under the C-LINE(TM) CLASSIC, EM-LINE(TM) and V-LINE(R), FR(TM), IFR(TM), VERSACHARGE(R) and VFR(TM) brands.

      Power Electronics

      Through our Power Electronics division, we manufacture and market custom, standard and modified-standard power supply and conversion products. Power supply and conversion products are utilized in almost all electronic products to convert available AC or DC voltage to the required level and quality of DC voltage to power the associated equipment. Our products incorporate advanced technology and are designed for reliable operation within the host device. Specific products include DC to DC converters, AC to DC power supplies, digital panel meters, data acquisition components, transformers and inductors. These product families are used in a wide variety of applications, with outputs ranging from sub-one watt to several kilowatts. Our customers include OEMs of telecommunications equipment, computer and networking equipment, office equipment, military equipment, industrial automation systems and test instrumentation. Our power electronics products are marketed and sold under the CELAB(TM), DATEL(R) and C&D(R) product brand names.

      In fiscal year 2005, we acquired Celab Limited (Celab), a provider of power conversion products predominantly sold into military, cable television and telecommunications applications in Europe; Datel Holding Corporation (Datel), a manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters; and the Power Systems division of Celestica, Inc. (CPS), a provider of DC to DC converters and AC to DC power supplies. As a result of these acquisitions, we provide a full line of power supply and conversion products to a significantly expanded Tier I customer base.

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

      o economic conditions or market changes in certain market sectors in which we conduct business;

      o changes in pricing environment and the ability to pass on pricing increases to our customers and cover higher commodity costs;

      o     success or timing of new product development;

      o     foreign operations;

      o     political, economic and social changes, or acts of terrorism or war;

      o success of productivity initiatives, including rationalizations, relocations or consolidations;

      o     impact of changes in management;

      o costs of complying with environmental laws and regulations and resulting liabilities;

      o statements regarding our business strategy, our business plans or any other plans, forecasts or objectives, any or all of which are subject to change;

      o statements regarding any United States Securities and Exchange Commission (SEC) or other governmental, regulatory or environmental inquiry or investigation;

      o statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions; and

      o any other statements that relate to nonhistorical or future information.

     The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, including those discussed in (a) Item 1A. Risk Factors, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (c) Item 8. Financial Statements and Supplementary Data and (d) other factors discussed in filings with the SEC by the Registrant. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Registrant undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

      The financial information regarding our three business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2006, is provided in Note 16 to the Consolidated Financial Statements. See Part II, Item 8.

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

      We manufacture lead acid batteries for use in reserve power systems. We sell these batteries in a wide range of sizes and configurations in two broad categories:

      o     flooded batteries; and

      o     valve-regulated lead acid batteries (VRLA) (sealed type).

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

      Uninterruptible Power Supplies. The Standby Power Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until a power source comes back on-line. C&D offers distinct product families to meet the needs and requirements of this growing industry. Our DYNASTY High Rate VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life while complying with rigorous industry standards. In addition, the Standby Power Division offers a line of premium replacement VRLA batteries for UPS applications called the MAXRATE, which we believe provides a longer life and improved runtime in the same space as that of original equipment batteries currently supplied by UPS manufacturers. Our flooded XT & XTPlus products are utilized for large system back up in major data centers and critical 24/7 applications. As a critical component to overall power backup solutions, our Standby Power Division continues to work closely with major global UPS OEMs to design a cost-effective, reliable product to meet customer expectations.

      Telecommunications. As with UPS, the Standby Power Division produces battery solutions to fill the many application needs of today's telecommunications industry. Designed specifically for the telecommunications need for long life and extended runtime, our flooded MCT(TM) and LCT(TM) family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE(TM) and msENDUR family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our DYNASTY Tel Series VRLA Long Duration batteries are designed to Telcordia standards to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our customers use the majority of our standby power products in telecommunications applications, such as central telephone exchanges, microwave relay stations, private branch exchange (PBX) systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

      CATV Signal Powering and Broadband. DYNASTY Broadband Series batteries are designed for demanding standby float applications in abusive environments. These batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties, which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the DYNASTY Broadband Series does not require cycling subsequent to delivery to meet 100% of rated capacity. Our DYNASTY Broadband Series of batteries is considered the market leader for CATV powering in North America.

      Modular Power Plants. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the LIBERTY AGM Series Power Plant and the LIBERTY ACM Series Power Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries. Also, the Standby Power Division offers the SAGEON family of power systems products, which are designed to fit virtually any application that demands stable, reliable and easily expandable DC power.

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

      Power Electronics Division - DC to DC Converters, AC to DC and DC to DC Power Supplies and Magnetics

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

      We offer a broad line of motive power equipment including the C-LINE battery, which we believe is the industry standard for long life and the V-LINE battery for general material handling applications. We also offer a broad line of battery charging and associated specialty equipment and parts.

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

      In addition to these networks of independent manufacturers' representatives and distributors, we employ internal sales management consisting of regional sales managers, account specific sales persons and product/market specialists. The regional sales managers are each responsible for managing a number of independent manufacturers' representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales organization that works with the independent manufacturers' representative network and directly with certain large customers.

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

      No single customer of C&D accounted for 10% or more of our net sales for the year ended January 31, 2006. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to twenty years, generally are applicable to flooded standby power batteries sold by our Standby Power Division. Power supply products from our Power Electronics Division are generally sold with a one year warranty.

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

     Our order backlog at March 31, 2006 and 2005 was $109,481,000 and $90,838,000, respectively. With the exception of our Celab subsidiary, we expect to fill virtually all of the March 31, 2006, backlog during fiscal year 2007. Approximately $18,900,000 of backlog related to Celab is expected to be shipped in fiscal year 2008.

Manufacturing and Raw Materials

      We manufacture our products at seven domestic plants, two plants in China, two plants in Mexico and two plants in the United Kingdom. Additionally, the Company maintains four design centers in the U.S., Canada and China. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control. A significant portion of our Power Electronics products are manufactured by third party manufacturers.

      Consolidation. No manufacturing facilities were closed during fiscal year 2006.

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

Competition

      Our products compete on the basis of:

      o     product quality and reliability;

      o     technology;

      o     reputation;

      o     delivery capability; and

      o     customer service.

      We offer competitive pricing and highly value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

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

Research and Development

      Research and development expenses for the fiscal years ended January 31, 2006, 2005 and 2004, were $25,128,000, $18,641,000 and $9,542,000, respectively.

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

      o production engineering (including quality testing and managing the changes in production capacity); and

      o     evaluation of competitive products.

      We have research and development facilities in North America, China and Europe which utilize computer-aided design tools and testing equipment. Notable new product achievements in fiscal year 2006 include:

      o Standby Power and Motive Divisions. New products have become a significant contributor to revenue. Products launched within the last five years now account for greater than 25% of revenue. The division has a very active new product development program for products to be launched in the next three years. New product launches in fiscal year 2006 include:

            o a new motive power product line - the EM-LINE which greatly extends the watering interval and saves maintenance costs for our customers;

            o a new, longer-running gel product for CATV applications that was launched under the DYNASTY brand; the existing product was also upgraded to improve power density;

            o a new UPS line, the XDJ line, based on a modification of our new and successful DJ switchgear products.

      Additionally, the divisions strive to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during the year.

      o Power Electronics Division. Development effectiveness improved dramatically during the year, and a greater emphasis was placed on designs at the leading edge of function, density and efficiency. This is illustrated by a significant increase in the introduction of industry-leading products during fiscal year 2006, including:

                  o     High reliability AC to DC Power Supplies:
                            low profile front-end power supplies that are designed to deliver reliable bulk power to servers, workstations, storage systems or any 12V distributed power architecture systems requiring high power density.

                  o     CompactPCI(R) Power Supplies:
                            new models allowing system designers to achieve new levels of space efficiency with the ability to operate at significantly lower airflows.

                  o     High-efficiency DC to DC converters:
                            new Voltage Regulator Modules (VRMs) to satisfy the latest 64-bit AMD Opteron(TM) and Athlon(TM) processor families; new converters designed for use in Power-Over_Ethernet (PoE) applications; new high current density half-brick models that deliver full power at high temperatures and comply with tough standards for surge, shock and vibration resistance.

                  o     Cost-effective Data Acquisition components:
                            low-cost, dual sampling ADC devices that deliver low-noise, high-performance operation and are available in commercial and military temperature range options.

      In addition, the Power Electronics Division continued to develop high performance custom AC to DC and DC to DC solutions for use in communications and high-end computing applications such as in blade servers, fiber-to-the-home and central office applications.

International Operations

      Along with our domestic manufacturing facilities, we have international manufacturing facilities in China, Mexico, and the United Kingdom. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China and Europe. Our Power Electronics Division facilities in China and the United Kingdom manufacture electronics that are sold primarily in Europe, North America, and the Far East. International sales accounted for 33.4%, 26.3% and 17.4% of net sales for the years ended January 31, 2006, 2005 and 2004, respectively.

Patents and Trademarks

      Our  practice  is to apply for  patents  on new  inventions,  designs  and processes that have strategic value or are associated with existing or prospective product lines, service offerings or operations. We believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent protection. While we believe that patents are important to our business operations, the loss of any single or several patents would not have a material adverse effect on our company. We regard all of our trademarks as being of substantial value in the marketing of our products, some of which are:
C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), DATEL(R), DYNASTY(R), LIBERTY(R), LIBERTY SERIES(R), C-LINE(TM), COMPUCHARGE(R), EM-LINE(TM), FERRO FIVE(R), FERRO 1500(TM), HYPERON(R), MAXRATE(R), msENDUR(TM), POSITION PERFECT(TM), RANGER(R), REVOLUTION(R), SAGEON(R), SCOUT(R), SMARTBATTERY(R), and V-LINE(R).

Employees

      On January 31, 2006, we employed 3,065 people. Of these employees, 2,038 were employed in manufacturing and 1,027 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at five North American plants are represented by five different unions under collective bargaining agreements.

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

      While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we become aware of any non-compliance or change in regulatory requirements, we take immediate steps to correct and resolve the issues. The associated costs have not had a material adverse effect on our business, financial condition or results of operations.

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (Allied) for the acquisition (the Acquisition) of the Company (the Acquisition Agreement), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell (Honeywell).

      C&D is participating in the investigation of contamination at several lead smelting facilities (Third Party Facilities) to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

      Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, C&D and several other potentially responsible parties (PRPs) agreed upon a cost sharing allocation for performance of remedial activities required by the United States Environmental Protection Agency (EPA) Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including C&D, for which C&D's allocated share rose from 5.25% to 7.79%.

      In August 2002, we were notified of our involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. (NL) and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. We, along with other PRPs, continue to negotiate with NL at this site regarding our share of the allocated liability, which we expect will not have a material adverse effect on our business, financial condition or results of our operations.

      The Company is also aware of the existence of contamination at its Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (NYSDEC) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (ROD) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved workplan. In February 2000, the Company filed suit against Avnet, Inc., which has agreed in principle to bear a substantial share of the costs associated with investigation and remediation of the lagoon-related contamination. Should the parties fail to reach a final settlement agreement, the Company will aggressively pursue available legal remedies. Additionally, should the parties fail to reach a final settlement agreement, NYSDEC may conduct the remediation and seek recovery from the parties.

      C&D, together with Johnson Controls, Inc. (JCI), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, we entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. We continue to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (CVOCs) in groundwater.

      In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and U.S. Department of Justice (DOJ) through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a tentative settlement, subject to execution of a Consent Decree, with an agreed civil penalty of $1,600,000. Terms of the Consent Decree have been negotiated and agreed to by the parties. The Company has executed the Consent Decree and it has been submitted to the EPA and DOJ for signature. The executed Consent Decree will then be lodged with the Court. In addition to the civil penalty, the Consent Decree, if finalized in the form submitted to the EPA and DOJ, will require the Company to submit to the EPA a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures will be required to be implemented by the Company in accordance with a schedule approved by the EPA. Once approved, the Compliance Work Plan and schedule will become fully enforceable parts of the Consent Decree. The Consent Decree will also require certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree will further require certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree will provide for stipulated penalties for noncompliance with the requirements of the Consent Decree occurring after the lodging of the Consent Decree with the Court. We do not expect that the Consent Decree will have a material adverse effect on our business, financial condition or results of our operations.

      In February 2005, we received a request from EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. We have submitted an investigation work plan to EPA, and testing in accordance with the plan is being conducted. EPA has recently advised that the agency also wants C&D to embark upon a more comprehensive investigation under an agreed consent order to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. The scope of any potential exposure is not defined at this time. However, we do not currently believe that this matter will have a material adverse effect on our business, financial condition or results of operations.

      In March 2005, the Financial Accounting Standards Board (FASB) released Interpretation (FIN) No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." FIN 47 requires companies to record a conditional asset retirement obligation (CARO) for any legal obligations to perform asset retirement activities. The Company evaluated the impact of FIN 47 and determined that it has numerous battery facilities that are classified as subject to prescribed post-closure cleanup actions, which include requirements for the disposal of all hazardous wastes within 90 days of facility closure. The hazardous wastes are contained within wastewater holding tanks. The Company has no plans or legal requirements to remove or replace the tanks. The Company's tank cleanup and removal is conditional on closure or sale of the plants. There is an indeterminate settlement date for the retirement obligation to which the holding tanks give rise, because the range of time over which the Company may settle the obligation is unknown and cannot be estimated. The Company will continue to monitor the measurement of this liability if plans for these manufacturing sites should change.

      We  accrue  reserves  for  liabilities  in  our   consolidated   financial
statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for
Contingencies." As of January 31, 2006, accrued environmental reserves totaled $3,775,000 consisting of $2,534,000 in other current liabilities and $1,241,000 in other liabilities. During fiscal year 2006, the Company reversed $3,504,000 of environmental reserves as a result of revised estimates associated with two of its facilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

      C&D has included as Exhibits 31.1 and 31.2 to its Annual Report on 10-K for fiscal year ended January 31, 2006, filed with the SEC, certifications of the Chief Executive Officer and Chief Financial Officer of C&D regarding the quality of C&D's public disclosure. In June 2005, C&D submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by C&D of the New York Stock Exchange corporate governance listing standards.

Available Information

      C&D maintains an Internet web site (www.cdtechno.com) and makes available free of charge on or through the web site its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. C&D also makes available on its web site and in printed form upon request, C&D's Code of Business Conduct, which includes C&D's Corporate Compliance Program and a Code of Ethics for C&D's Chief Executive Officer, Chief Financial Officer and all C&D personnel serving in a finance, accounting, tax or investor relations role.

Item 1A. Risk Factors

      Fluctuations in prices and availability of raw materials, particularly lead, could increase our costs or cause delays in shipments, which would adversely impact our results of operations.

      Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary component cost of our battery products, or other product parts or components. Lead represented approximately 20% of our consolidated cost of sales for the fiscal year 2006. Lead market prices averaged $0.22 per pound in fiscal year 2002, $0.20 per pound in fiscal year 2003, $0.25 per pound in fiscal year 2004, $0.41 per pound in fiscal year 2005 and $0.45 per pound in fiscal year 2006. Lead traded as high as $0.657 per pound on February 2, 2006. The increase in lead market price has negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. A significant increase in the price of one or more raw materials, parts or components could have a material adverse effect on our results of operations. Additionally, we have recently instituted a lead hedging policy to mitigate our exposure to volatility in the price of lead. To the extent lead market prices decline in the future, we may be obligated to purchase a portion of our lead requirements at higher prices than are then available in the market.

      Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, and other product parts or components from our suppliers or from internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, we may encounter them in the future. The cessation, reduction or interruption of supply of raw materials, product parts or components could have a material adverse effect on our operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of our products, which could negatively affect customer satisfaction, thereby reducing our revenues, or could increase our costs.

      Lack of successful integration of acquired businesses or difficulties in making acquisitions or forming strategic alliances could hinder our ability to implement our business strategies.

      In addition to our recent acquisitions of Celab, Datel and CPS during fiscal year 2005, we may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances, which may not be completed or be beneficial to us. Acquisitions present significant challenges and risks relating to the integration of the acquired business into our company, including substantial management time and financial and other resources, and we may not manage acquisitions successfully. Our success in realizing the expected benefits from recent and any future acquisitions depends on a number of factors, including retaining or hiring local management personnel, successful integration of the operations, information technology (IT) systems, customers, vendors and partner relationships of the acquired companies and our ability to devote capital and management attention to the newly acquired companies in light of other operational needs. In addition, the integration of the sales, accounting and research and development personnel across several geographic areas is important to the success of our strategy. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where newly acquired companies operate. Any failure to effectively implement our strategy could have a material adverse effect on our results of operations.

      Restrictive loan covenants may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

      Our $75,000 principal amount Line of Credit Facility (Credit Facility) and $50,000 Term Loan facility (Term Loan), as well as the indenture governing our 5.25% Convertible Senior Notes Due 2025 (Notes) contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility, Term Loan and the indenture governing our Notes restrict, among other things, our ability and the ability of our subsidiaries to:

            o incur additional indebtedness or enter into sale and leaseback transactions;

            o pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

            o     purchase or redeem stock;

            o     issue stock of our subsidiaries;

            o     make investments and extend credit;

            o     engage in transactions with affiliates;

            o     transfer and sell assets;

            o effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

            o     create liens on our assets to secure debt.

     Our liquidity derived from the Credit Facility is based on availability determined by a borrowing base. The availability is calculated monthly and is dependent upon our eligible receivables, inventory and certain equipment. There can be no assurance that we will maintain adequate levels of eligible assets to support our required liquidity.

      In addition, our Credit Facility and Term Loan require us to meet certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control, and we may not be able to meet the financial ratios. Rising prices of lead and other commodities and other circumstances have resulted in us recently obtaining an amendment to our financial covenants.

      Any breach of the covenants in our Credit Facility, Term Loan or the indenture governing our Notes could cause a default under our Credit Facility and other debt (including the Term Loan and the Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or Term Loan, the lenders under our Credit Facility or Term Loan could institute foreclosure proceedings against the assets securing borrowings under those facilities.

      We may face  additional  impairment  charges if economic  environments  in
which  our  businesses  operate  and  key  economic  and  business   assumptions
substantially change.

      Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant impairments would adversely impact our financial results.

      Adverse economic or market changes in certain market sectors in which we conduct business could impact our results of operations.

      Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, cable television, switchgear and control, material handling and military. Our products are principally used in connection with the telecommunications and IT industries. Weakness in these markets, such as a decline in consumer and business expenditures for IT and telecommunications may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there were significant declines in corporate telecommunications and IT capital expenditures in recent years, and this negatively affected our results of operations.

      We are subject to pricing pressure from our larger customers.

      We face significant pricing pressures in all of our business segments from our larger customers. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

      We operate in extremely competitive industries and are subject to continual pricing pressure.

      We compete with a number of major domestic and international manufacturers and distributors of electrical storage and power conversion products, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industries, consolidation and the financial difficulties being experienced by several of our competitors, we have faced continual and significant pricing pressures. These pricing pressures may prevent us from fully recovering increased costs we might incur. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, who are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have stronger technical, marketing, sales, manufacturing, distribution and other resources, as well as more significant name recognition and established positions in the market and longer-standing relationships with OEMs and other customers than we do. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our competitive position has depended, and continues to depend, on our ability to control and reduce our costs in the face of these pressures.

      Difficulties or delays in product development would hinder our financial performance.

      Our financial performance and our ability to compete are largely dependent on our ability to renew our pipeline of new products and to bring these products to market, including introducing viable new products; successfully completing research and development projects or integrating or otherwise capitalizing upon purchased or licensed technology; obtaining adequate intellectual property protection; maintaining or improving product quality or reducing product costs through continued product engineering; and utilizing or gaining market acceptance of new products. To the extent our research and development initiatives are unsuccessful in one or more of these pursuits, the market does not accept our new or improved products or our sales force is unsuccessful in marketing such products, our financial results will be negatively impacted. In addition, industry standards, customer expectations, new technologies or other products may emerge that could render one or more of our products less desirable or obsolete. Our financial performance could also be affected by competitive products and technologies.

      We are subject to risks associated with our foreign operations.

      We have operations in Canada, China, England, Germany, Japan and Mexico, either directly or through joint ventures. For fiscal year 2006, sales outside of the U.S. accounted for approximately 33% of our net sales. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound and the euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars, in spite of our efforts to hedge against currency risk exposures. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

      Foreign operations are subject to risks that can materially increase the cost of operating in foreign countries and thereby may reduce our overall profitability. These risks include, but are not limited to:

      o     currency exchange rate fluctuations;

      o increases in foreign tax rates and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

      o general economic and political conditions in countries where we operate and/or sell our products, including inflation;

      o the difficulties associated with managing an organization spread throughout various countries;

      o     required  compliance with a variety of foreign laws and regulations;
            and

      o limited protection of intellectual property in certain foreign jurisdictions.

      We are subject to risks associated with our operations in China.

      A substantial amount of our materials sourcing originates in China. Enforcement of existing laws or contracts based on existing Chinese law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction in China. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

      Furthermore, many of our products are manufactured in China and must be shipped into the U.S. and Europe. When they enter the U.S. or Europe, these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. or Europe, and any tariffs we may be required to pay with respect to these products may have a material adverse impact on our business and results of operations. Additionally, if the Chinese government decides to significantly revalue the Yuan, such an action could adversely impact our business and financial results.

      Delays in the relocation of our Shanghai facility or the failure to complete that relocation may adversely affect our business and results of operations.

      The Chinese government has notified our joint venture that it is required to relocate our Shanghai facility, for which the Chinese government has paid the joint venture approximately $15.5 million to effect the relocation and the construction of a new facility with an additional $1.7 million payable by the Chinese government upon the transfer of the Shanghai facility to the Chinese government on or about January 2007. We anticipate commencing production in the new facility in the fourth quarter of fiscal year 2007. Delays in or failure to complete the relocation and construction of the new facility may inhibit our ability to complete orders and deliver products to our customers, and a failure to complete the relocation would require us to move production of some products to other facilities, which would adversely impact our operations and hinder our growth. Also, this relocation will require us to build up higher levels of inventory to enable us to continue to satisfy customer demand during the transition period, which will require a higher investment in working capital and affect our financial position.

      Our worldwide operations could be adversely impacted by political, economic and social changes, or acts of terrorism or war.

      We operate worldwide and for fiscal year 2006 sales outside of the U.S. accounted for approximately 33% of our net sales. Changes in the laws or policies of governmental and quasi-governmental agencies, as well as social and economic conditions, in the countries in which we operate (including the United States) could affect our business and our results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as price competition and business combinations or reorganizations of competitors) or a decline in industry sales or cancelled or delayed orders due to economic weakness or changes in economic conditions, either in the United States or other countries in which we conduct business, could negatively affect our results of operations.

      Terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our results of operations.

      We are reliant on third parties whose operations are outside our control.

      We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers' product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

      We also utilize third party distributors and manufacturers' representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturers' representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturers' representatives, it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

      We also utilize contract manufacturers to manufacture certain of our Power Electronics products. In some instances we are contractually obligated to use a contract manufacturer for production of specific products for which we have supply agreements at contractual rates. To the extent our manufacturing partners have issues with product quality or timely delivery of products, it could impair our relationships with our customers. Additionally, certain of our manufacturing agreements may not provide us with sufficient flexibility to negotiate pricing or to secure for ourselves some of the inputs for our products, which could result in higher manufacturing costs. Any of these factors could impair our financial results by reducing future revenue or increasing costs.

      Maintaining our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

      We had capital expenditures of approximately $8.8 million and $11.9 million in fiscal years 2006 and 2005, respectively. We expect to spend approximately 2% to 3% of future revenues on capital expenditures in future periods excluding construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

      Our productivity initiatives, including rationalizations, relocations or consolidations may not be sufficiently effective to improve our financial performance or generate desired cost savings.

      We have undertaken and may continue to undertake productivity initiatives, including, among others, reorganizations, including the shut down or sale of portions of our business, and facility rationalizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. We may not realize any planned performance improvements or cost savings from such activities and delays or other interruptions in production or delivery of products may occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments and/or trigger environmental remediation obligations. Further, these initiatives may not be completed or be beneficial to us.

      Firmwide, we are placing renewed emphasis on improving the quality of the products we manufacture and on more timely delivery of our products. In Motive Power in particular, we are working to improve our product portfolio, our manufacturing processes and our sales channels including our relationships with manufacturers' representatives and truck dealers. In Power Electronics, we are working to improve our product fulfillment process and to more tightly integrate our various operations to achieve desired revenue and expense synergies. Additionally, we continue to work to optimize our manufacturing portfolio by transitioning capacity to lower-cost regions and by selectively using contract manufacturers for certain of our Power Electronics products. To the extent management is unsuccessful at achieving the goals of any or all of these initiatives, we will not be able to achieve our anticipated operating results.

      Our new management team may not be able to successfully grow and manage all businesses.

      We believe that due to the challenges of growing our company, the quality of our executive officers and their ability to work effectively together as a management team will be key to our success. We recently hired a new President and Chief Executive Officer, Jeffrey A. Graves, a new Vice President, General Counsel and Corporate Secretary, James D. Dee, a new Vice President and General Manager of our Power Electronics division, William E. Bachrach, a new Vice President and Chief Financial Officer, Ian J. Harvie, and a new Vice President of Human Resources, Debora M. Castle. The Company is currently undertaking a search for a new Vice President and General Manager of the Motive Power and Standby Power divisions. This new management team may not be effective in attaining our business goals and may not fulfill our expectations regarding our operations.

      Costs of complying with environmental laws and regulations and liabilities that we may incur from fines and penalties, in the United States and internationally, could adversely impact our financial results and condition.

      Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other PRPs at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation. These costs and liabilities could adversely impact our financial results and condition.

      In response to the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment," we established a schedule for compliance for our Power Electronics division . We will continue to strive for elimination of, and seek to have our component part suppliers eliminate, prohibited hazardous substances consistent with legislative requirements. We will continue to actively monitor decisions around environmental legislation and align our compliance with those decisions and the needs of our customers. These efforts may not be successful or completed on a timely basis, the failure of either of which could have an adverse effect on our results of operations.

      Our results may be adversely impacted by customers that become insolvent or bankrupt.

      We are exposed to the credit risk of our customers, including risk of insolvency and bankruptcy. Although we have programs in place to monitor and mitigate the associated risk, such programs may not be effective in reducing our credit risks or risks associated with potential bankruptcy of our customers. To the extent one or more of our customers becomes insolvent or seeks protection from its creditors, we may not be able to collect money due to us and we could incur write-downs to our accounts receivable balances. Additionally, the loss of such customers could negatively impact our financial performance in future periods.

      Pending or future litigation could impact our financial results and condition.

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

      Our domestic business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

      Currently, approximately 30% of our workforce is unionized, and we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

      A change in our product mix may cause our results of operations to differ substantially from the anticipated results in any particular period.

      Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability could be lower than anticipated.

      Consolidation of existing enterprise resource planning systems could adversely affect our operations.

      We are evaluating consolidating our operations into fewer enterprise resource planning (ERP) systems in certain locations to integrate the separate systems of businesses that we recently acquired. An ERP system automates various business tasks including accounting, distribution and sales. Successful implementation of any consolidation will be critical to our cost reduction initiatives and to our ability to comply with the financial reporting and compliance obligations of a public company. Such processes will significantly affect many aspects of our business, including our accounting, operations, purchasing, sales, marketing, and administrative functions, and could disrupt our business, distract management and increase our costs. Our plans may require further modification and user training in order to properly handle all of the different accounting requirements of the countries in which we operate. If we were to experience difficulties or delays in any implementation efforts from this consolidation, our ability to provide products to our customers on a timely basis could be adversely affected, which would harm our operating results and relationships with our customers. Additionally, any integration difficulties or delays could adversely affect the processing and reporting of our accounting and financial results. We may not be able to correct any such difficulties or problems on a timely basis.

      If customers fail to renew supply agreements on terms as favorable to us as existing agreements, our financial results could be adversely impacted.

      We supply products to certain of our customers pursuant to time-limited supply agreements. These contracts may not be renewed or, if renewed, they may not be renewed on as favorable terms to us as existing agreements, which could adversely impact our financial results.

      We may not be able to adequately protect our proprietary intellectual property and technology.

      We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies, which could adversely impact our competitive position and therefore our business operations and financial results.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      Set forth below is certain information, as of January 31, 2006, with respect to our principal properties.

                                      Square
Location                              Footage      Products Manufactured at or Use of Facility
--------------------------------------------------------------------------------------------------------------------
United States Properties:
Milwaukee, Wisconsin (1)               370,000     Small standby power batteries
Attica, Indiana (1)                    295,000     Large standby power batteries
Leola, Pennsylvania (1) (4)            240,000     Round Cell and battery R&D laboratory
Mansfield, Massachusetts (1)           180,000     Power supplies, data acquisition and digital meters,
                                                   headquarters of Power Electronics Division
Conyers, Georgia (1)                   161,000     Small standby power batteries
Huguenot, New York (1)                 148,000     Motive power batteries
Dunlap, Tennessee (2)                   72,000     Standby power and motive power electronics products
Blue Bell, Pennsylvania (2)             63,000     Corporate headquarters, Standby Power and Motive Power
                                                   divisional headquarters
Tucson, Arizona (2)                     57,000     DC to DC converters, power supplies, electronics R&D laboratory
Milwaukie, Oregon (2)                   50,000     Design, development and manufacture of power supplies
Santa Fe Springs, California (2)        23,000     Sales, service and distribution of industrial batteries

International Properties:
Shanghai, China (3)                    315,000     Small standby power batteries
Reynosa, Mexico (1)                    240,000     Large standby power batteries and motive power batteries
Nogales, Mexico (2)                     81,000     DC to DC converters and AC to DC power supplies
Guangzhou, China (2)                    46,000     DC to DC converters and wound magnetics
Hampshire, United Kingdom (2)           42,000     Low voltage switchmode power supply units
Milton Keynes, United Kingdom (2)       33,000     DC to DC converters, wound magnetics and electronics R&D
                                                   laboratory
Romsey, United Kingdom (2)              21,000     Distribution center
Mississauga, Canada (2)                 20,000     Sales office and distribution center
Markham, Ontario, Canada (2)            17,000     Design and development of power supplies

(1)   Property is owned by C&D.

(2)   Property is leased by C&D.

(3) Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 39 years remain. The Chinese government previously notified our joint venture that it will be required to relocate the Shanghai facility and has paid our joint venture approximately $15,547,000 as a partial payment, which the Company is applying towards construction of a new facility in the Pudong Development Zone. Our joint venture began preliminary construction in the fourth quarter of fiscal year 2006 and anticipates production will begin in the fourth quarter of fiscal year 2007. Upon return of the existing property to the Chinese government, it will pay the joint venture an additional $1,727,000.

(4) One of the buildings in the Leola, Pennsylvania, location is held for sale.

Item 3. Legal Proceedings

      We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business - Environmental Regulations for a description of certain legal proceedings in which we are involved.

      In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and DOJ through March 2003 regarding a potential resolution of this matter. On March 24, 2003, the government filed suit against C&D in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a tentative settlement, subject to execution of a Consent Decree, with an agreed civil penalty of $1,600,000. Terms of the Consent Decree have been negotiated and agreed to by the parties. The Company has executed the Consent Decree and it has been submitted to the EPA and DOJ for signature. The executed Consent Decree will then be lodged with the Court. In addition to the civil penalty, the Consent Decree, if finalized in the form submitted to the EPA and DOJ, will require the Company to submit to the EPA a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures will be required to be implemented by the Company in accordance with a schedule approved by the EPA. Once approved, the Compliance Work Plan and schedule will become fully enforceable parts of the Consent Decree. The Consent Decree will also require certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree will further require certain NPDES compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree will provide for stipulated penalties for noncompliance with the requirements of the Consent Decree occurring after the lodging of the Consent Decree with the Court. We do not expect that the Consent Decree will have a material adverse effect on our business, financial condition or results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. There were 61 registered record holders of our Common Stock on March 31, 2006.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                                                             Years Ended January 31,
                                                                        2006                         2005
                                                              -----------------------       ----------------------
Fiscal Quarter                                                   High          Low            High         Low
==================================================================================================================
First Quarter                                                    $15.23       $ 6.79          $20.86      $14.59
Second Quarter                                                    10.70         6.16           18.20       13.55
Third Quarter                                                     11.75         8.50           20.26       13.64
Fourth Quarter                                                    10.42         6.80           19.55       14.36

      Dividends. We began paying cash dividends on our Common Stock in April 1987. For the years ended January 31, 2006 and 2005, we declared dividends per share as follows:

                                                            1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
===================================================================================================================
2006                                                          $ 0.01375   $ 0.01375     $ 0.01375     $ 0.01375
2005                                                          $ 0.01375   $ 0.02750     $      --     $ 0.01375

      Our loan agreements permit dividends to be paid on our Common Stock, up to $1,750,000 in any one calendar year, subject to certain restrictions, including having excess availability of at least $30,000,000 for each of the thirty consecutive days immediately prior to the date of the dividend. Subject to those restrictions and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

      On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (Right) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among C&D, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

      The following table provides information regarding repurchases by C&D of our common stock during the fourth quarter of fiscal year 2006.

                                                                             Total Number          Maximum Number
                                                                               of Shares           (or Approximate
                                                                                Publicly          Dollar Value) of
                                         Total Number                          Announced        Shares that May Yet
                                          of Shares       Average Price          Plans           Be Purchased Under
Period                                    Purchased       Paid per Share      or Programs      the Plans or Programs
=====================================================================================================================
November 1 - November 30, 2005                84            $  7.52               --                 1,000,000
December 1 - December 31, 2005               163            $  7.46               --                 1,000,000
January 1 - January 31, 2006                 166            $  7.79               --                 1,000,000
-----------------------------------------------------                      ---------------
Total                                        413                                  --
=====================================================                      ===============

      On September 30, 2004, our Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1,000,000 shares of C&D Technologies common stock having a total purchase price of no greater than $25,000,000. This program entirely replaces and supersedes all previously authorized stock repurchase programs. None of the shares purchased during the fourth quarter of fiscal year 2006 were purchased pursuant to the September 30, 2004, repurchase program; 413 shares were purchased through deferred compensation plans.

Item 6. Selected Financial Data

      The following selected historical financial data for the periods indicated have been derived from C&D's audited consolidated financial statements.

STATEMENT OF OPERATIONS DATA
(In thousands, except share and per share data)

STATEMENT OF OPERATIONS DATA
(In thousands, except share and per share data)

Fiscal                                                 2006 (1)      2005 (2) (3)*    2004 (4)        2003          2002
===========================================================================================================================
NET SALES                                             $ 497,407       $ 414,738       $324,824      $335,745      $471,641
---------------------------------------------------------------------------------------------------------------------------
COST OF SALES                                           414,499         348,080        248,145       257,046       343,370
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             82,908          66,658         76,679        78,699       128,271

OPERATING EXPENSES:
   Selling, general and administrative expenses          61,812          47,480         40,459        34,647        50,406
   Research and development expenses                     25,128          18,641          9,542         9,509        10,291
   Identifiable intangible assets impairment             20,045             464             --            --            --
   Goodwill impairment                                   13,674          74,233             --           489            --
---------------------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                 (37,751)        (74,160)        26,678        34,054        67,574
---------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                    10,487           5,015          1,268         3,800         6,700
Other (income) expense, net                                 (21)          1,612          1,641         1,457         1,239
---------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                (48,217)        (80,787)        23,769        28,797        59,635
Provision (benefit) for income taxes                     12,362         (21,289)         8,795         9,414        22,244
---------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST                  (60,579)        (59,498)        14,974        19,383        37,391
Minority interest                                            83              (5)            83            91         1,317
---------------------------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                  $ (60,662)      $ (59,493)      $ 14,891      $ 19,292      $ 36,074
===========================================================================================================================
Net (loss) income per common share - basic (5)        $   (2.39)      $   (2.35)      $   0.58      $   0.75      $   1.38
===========================================================================================================================
Net (loss) income per common share - diluted (6)      $   (2.39)      $   (2.35)      $   0.58      $   0.74      $   1.35
===========================================================================================================================
Dividends per common share                            $   0.055       $   0.055       $  0.055      $  0.055      $  0.055
===========================================================================================================================

BALANCE SHEET DATA
Working capital                                       $  96,750       $ 115,897       $ 64,005      $ 53,776      $ 55,014
Total assets                                            418,419         480,923        385,950       382,156       395,558
Short-term debt                                           1,038           1,389             --        14,062        27,255
Long-term debt                                          133,067         135,004         19,620        25,857        46,892
Stockholders' equity                                    130,817         209,328        269,533       258,274       241,858

*     Reclassified for comparative purposes.

      (1) The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2006: Cost of Sales includes non-cash fixed asset impairment charges at our Tucson, Arizona facilities totaling $2,161 and non-cash fixed asset impairment charges at our Huguenot, New York, facilities totaling $2,641. Cost of Sales also includes the reversal of $3,504 of environmental reserves as a result of revised estimates associated with two of our facilities. Operating expenses include non-cash goodwill and intangible asset impairment charges of $13,674 and $20,045, respectively, relating to the Power Electronics Division.

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

      (3) On May 27, 2004, we acquired Celab Limited, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries, a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as CPS, a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are included in the Power Electronics Division.

      (4) On September 25, 2003, we and our wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility historically used for the manufacture of large, valve regulated lead acid batteries ("VRLA batteries") for standby power applications. In addition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in both the Motive Power and Standby Power divisions. We continue to use the assets acquired for the manufacture of large, VRLA batteries for standby power applications.

      (5)  Based  on  25,379,717,   25,349,488,   25,536,628,   25,818,024,  and
26,153,715 weighted average shares outstanding - basic.

      (6)  Based  on  25,379,717,   25,349,488,   25,731,961,   26,025,179,  and
26,688,011 weighted average shares outstanding - diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

Overview

      During fiscal year 2006, major items that impacted our financial results include: (i) non-cash pre-tax intangible assets, goodwill and fixed asset impairment charges totaling $35,880 related to our Power Electronics Division and non-cash fixed asset impairment charges of $2,641 related to our Motive Power Division; (ii) the increased cost of lead, which had a significant negative impact on the results of our Standby Power and Motive Power divisions; and (iii) the acquisitions and associated financial results of Celab, Datel and CPS, which are included in the results of operations of the Power Electronics division for the entire year.

Impact of Economy and Shift in Customer Demand

      During fiscal year 2006, our Standby Power Division experienced higher demand for products sold to the telecommunication markets, while demand for our Standby Power products sold into the UPS markets softened. Demand for our Motive Power products declined slightly while demand increased in the Power Electronics Division, after adjusting for prior year acquisitions.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2006, 2005 and 2004, the average London Metals Exchange (LME) price per pound of lead was as follows:

Fiscal                                                     2006        2005       2004
=========================================================================================
Average annual LME price per pound of lead                $ 0.45      $ 0.41      $0.25
Lowest average monthly LME price per pound of lead        $ 0.39      $ 0.34      $0.20
Highest average monthly LME price per pound of lead       $ 0.57      $ 0.44      $0.34

      Lead represented approximately 20% of our consolidated cost of sales for the fiscal year 2006. Lead traded as high as $0.657 per pound on February 2, 2006. The increase in lead market price has negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. We estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,500 for our Standby Power and Motive Power divisions.

Inflation

      The cost to C&D of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. All of our raw materials prices, including lead, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2006, and we generally have not been able to fully offset these higher prices through selective price increases. We believe that, over recent years, we have been able to offset inflationary cost increases on most items other than lead by:

      o     effective raw materials purchasing programs;

      o     increases in labor productivity;

      o     improvements in overall manufacturing efficiencies; and

      o     selective price increases of our products.

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal                                                                       2006       2005 *      2004
=========================================================================================================
NET SALES                                                                    100.0%     100.0%     100.0%
---------------------------------------------------------------------------------------------------------
COST OF SALES                                                                 83.3       83.9       76.4
---------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                  16.7       16.1       23.6

OPERATING EXPENSES:
   Selling, general and administrative expenses                               12.4       11.5       12.5
   Research and development expenses                                           5.1        4.5        2.9
   Identifiable intangible asset impairment                                    4.0        0.1         --
   Goodwill impairment                                                         2.8       17.9         --
---------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                                       (7.6)     (17.9)       8.2
---------------------------------------------------------------------------------------------------------
Interest expense, net                                                          2.1        1.2        0.4
Other expense, net                                                             0.0        0.4        0.5
---------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                       (9.7)     (19.5)       7.3
Provision (benefit) for income taxes                                           2.5       (5.2)       2.7
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE MINORITY INTEREST                                   (12.2)     (14.3)       4.6
Minority interest                                                              0.0        0.0        0.0
---------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                                         (12.2)%    (14.3)%      4.6%
=========================================================================================================

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

      Impairment of Goodwill

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. C&D determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to C&D's overall market capitalization. The fair market value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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

Fiscal 2006 Compared to Fiscal 2005

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal year 2006 increased $82,669 or 20% to $497,407 from $414,738 in fiscal year 2005. This increase resulted primarily from the acquisitions of Celab, Datel and CPS, for which a full year of sales was recorded in fiscal year 2006. Sales of the Power Electronics Division increased $74,759 or 67%, primarily due to the acquisitions. In the prior fiscal year, C&D owned Celab for eight months, Datel for seven months and CPS for four months. Sales by the Standby Power Division increased $10,478 or 4%, primarily due to increased sales in the telecom market, partially offset by lower sales to the UPS market. Motive Power divisional sales decreased $2,568 or 4%, primarily due to lower sales of both batteries and chargers.

      Gross profit for fiscal year 2006 increased $16,250 or 24% to $82,908 from $66,658. Margins increased to 16.7% from 16.1% in the prior year. Gross profit in the Power Electronics Division increased $7,921, primarily due to the results of the prior year acquisitions, partially offset by the current year charges for fixed asset impairments. Gross profit in the Standby Power and Motive Power divisions increased $5,774 and $2,555, respectively. These variances are due primarily to the fixed asset impairments and environmental clean-up charges incurred in the prior year, coupled with the re-evaluation of those environmental clean-up charges in the current year. The benefit of these prior year charges was partially offset by an increase in the cost of lead of approximately $9,697 and fixed asset impairments in the Motive Power Division.

      Selling, general and administrative expenses for fiscal year 2006 increased $14,332 or 30%. This increase was primarily due to increased selling and general and administrative expenses of $6,770 due to the acquisitions, increased severance and related costs of $3,380, higher Sarbanes-Oxley compliance costs of $918, principally attributable to the Company's fiscal 2005 acquisitions, and higher warranty expenses of $2,253 in the Standby and Motive Power divisions.

      Research and development expenses for fiscal year 2006 increased $6,487 or 35%. As a percentage of sales, research and development expenses increased from 4.5% during fiscal year 2005 to 5.1% during fiscal year 2006. The increase was primarily due to the full year impact of the Celab, Datel and CPS acquisitions.

      During the third quarter of the year, the Company conducted impairment tests of its goodwill and intangible assets, due to the existence of recurring realized and anticipated operating results below forecasted results in the Power Electronics Division. As a result of the impairment test performed during the third quarter of fiscal year 2006, the Company recorded charges to expense for impairments of intangible assets and goodwill of $20,045 and $13,674, respectively. The prior impairment test was the result of our annual assessment conducted in the fourth quarter of fiscal year 2005, and resulted in a goodwill impairment charge of $74,233 and an intangible asset impairment charge of $464.

      Operating loss for fiscal year 2006 decreased $36,409 or 49% to an operating loss of $37,751 from an operating loss of $74,160 in fiscal year 2005. Below is a summary of key items affecting operating (loss) income for fiscal year 2006:

Analysis of Change in Operating (Loss) Income

                                                          Standby          Power         Motive
                                                           Power        Electronics       Power
Fiscal Year 2006 vs. 2005                                 Division        Division      Division    Consolidated
=================================================================================================================
Operating income (loss) - fiscal 2005                     $  9,211       $(71,703)      $(11,668)      $(74,160)
Lead - increased costs                                      (7,764)            --         (1,933)        (9,697)
Fiscal 2006 fixed asset impairment                              --         (2,161)        (2,641)        (4,802)
Fiscal 2005 fixed asset impairment                           6,407             --          3,195          9,602
Fiscal 2006 intangible asset impairment                         --        (20,045)            --        (20,045)
Fiscal 2005 intangible asset impairment                         --            464             --            464
Fiscal 2006 goodwill impairment                                 --        (13,674)            --        (13,674)
Fiscal 2005 goodwill impairment                                 --         74,233             --         74,233
Fiscal 2006 environmental liability estimate change          2,481             --          1,023          3,504
Fiscal 2005 environmental accrual                            2,481             --          1,400          3,881
Fiscal 2006 management changes -
    severance/executive search fees                         (1,528)        (1,353)          (499)        (3,380)
Sarbanes-Oxley costs - (decrease) increase                     (56)           997            (23)           918
Increase in Standby and Motive warranty expense             (1,201)            --         (1,052)        (2,253)
Fiscal 2006 - RoHS compliance                                   --         (2,684)            --         (2,684)
Fiscal 2006 - PED assimilation charges                          --           (770)            --           (770)
Fiscal 2005 Reynosa transition costs                           599             --            827          1,426
Pricing, volume, mix and other                               2,010         (3,825)         1,501           (314)
----------------------------------------------------------------------------------------------------------------
Operating income (loss) fiscal 2006                       $ 12,640       $(40,521)      $ (9,870)      $(37,751)
=================================================================================================================

      Interest expense, net, increased $5,472 in fiscal year 2006, primarily due to higher debt levels resulting from fiscal year 2005 acquisitions and refinancing activities that occurred during the year, resulting in higher interest rates compared to the prior fiscal year.

      Income tax expense of $12,362 was recorded in fiscal year 2006, compared to an income tax benefit of $21,289 in fiscal year 2005. The increase income tax expense in fiscal year 2006 is primarily due to the following items:

      o The valuation allowance related to domestic, state and foreign deferred tax assets increased by an additional $13,411 in fiscal year 2006 compared to fiscal year 2005;

      o The $8,614 write-off of deferred tax assets related to C&D's investment in several foreign subsidiaries;

      o The reduction of $2,154 in the tax benefit related to foreign tax credits taken in prior years due to the current year domestic net operating loss;

      o An increase in tax expense of $2,212 due to a combination of domestic losses for which no tax benefit is recorded and tax expense in certain profitable foreign jurisdictions, along with the lack of foreign tax credits related to current year repatriated earnings due to the domestic net operating loss; and

      o An increase of $11,882 in tax expense due to the lower pre-tax book loss in fiscal year 2006.

      These items are partially offset by a $2,731 decrease in the tax effect of the impairments of goodwill and intangible assets in certain jurisdictions.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by C&D. In the current year, the joint venture had minority interest of $83 at the Shanghai facility compared to a minority interest of $(5) in fiscal year 2005.

      As a result of all of the above, a net loss was recorded of $60,662 compared to a net loss of $59,493 in the prior year. On a per share basis, net loss was $2.39 compared to a net loss of $2.35 - basic and fully diluted for fiscal years 2006 and 2005, respectively.

Other Comprehensive Loss

      Other comprehensive loss increased from $57,477 in fiscal year 2005 to $77,813 in fiscal year 2006, primarily due to the recording of a minimum pension liability adjustment of $24,661, partially offset by an unrealized gain on derivative instruments of $7,813 related to lead hedges.

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

      Net sales for fiscal year 2005 increased $89,914 or 28% to $414,738 from $324,824 in fiscal year 2004. This increase resulted primarily from the aforementioned acquisitions coupled with improved customer demand for products of all three divisions. Sales of the Power Electronics Division increased $72,466, primarily due to net sales of $66,806 recorded by the entities acquired during the year, coupled with higher sales by the legacy portion of the Power Electronics Division, which increased by $5,660 or 14%, primarily due to higher DC to DC converter sales. Sales by the Standby Power Division increased $13,107 or 6%, primarily due to increased sales to the UPS market, partially offset by continued weakness in the telecommunications market. Motive Power divisional sales increased $4,341 or 8%, primarily due to higher battery and charger sales.

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

      Research and development expenses for fiscal year 2005 increased $9,099. As a percentage of sales, research and development expenses increased from 2.9% during fiscal year 2004 to 4.5% during fiscal year 2005. The increase was primarily the result of $8,473 of research and development expenses incurred by our recent acquisitions, including acquired in-process research and development expenses of $780 related to the acquired companies.

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

      Operating (loss) income for fiscal year 2005 decreased $100,838 to an operating loss of $74,160 from operating income of $26,678 in fiscal year 2004. This decrease was primarily the result of goodwill and intangible impairment charges in the Power Electronics Division, lower operating income in the Standby Power Division, coupled with a higher operating loss in the Motive Power Division.

      Below is a summary of key items affecting operating (loss) income for fiscal year 2005:

Analysis of Change in Operating (Loss) Income

                                                    Standby        Power          Motive
                                                     Power      Electronics       Power
Fiscal Year 2005 vs. 2004                          Division       Division      Division      Consolidated
===========================================================================================================
Operating income (loss) - fiscal 2004              $ 30,280       $  1,109       $ (4,711)      $ 26,678
Lead - increased costs                              (20,740)            --         (4,569)       (25,309)
Operations                                            9,158          1,063          3,034         13,255
Operations - Acquired companies                          --            822             --            822
Reynosa rigging, transportation, severance             (599)            --           (827)        (1,426)
Impairments and environmental cleanup                (8,888)            --         (4,595)       (13,483)
Goodwill and intangible asset impairments                --        (74,697)            --        (74,697)
-----------------------------------------------------------------------------------------------------------
Operating income (loss) - fiscal 2005              $  9,211       $(71,703)      $(11,668)      $(74,160)
===========================================================================================================

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

      As a result of all of the above, a net loss was recorded of $59,493 compared to net income of $14,891 in the prior year. On a per share basis, net loss was $2.35 compared to net income of $0.58 - basic and fully diluted for fiscal years 2005 and 2004, respectively.

Future Outlook

      The Company considers the following, among other matters, to be key elements of focus for its underlying business plans and strategies for fiscal year 2007. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

      Lead and Commodity Costs and Pricing

      In response to continually increasing raw materials prices, particularly lead, the Company announced a general price increase for its Standby and Motive Power products effective March 1, 2006. We expect higher raw materials costs, particularly lead, to continue to put pressure on our results of operations in the near term. Higher lead prices negatively affected operating results in fiscal year 2006 by approximately $9,697 compared to the prior year.

      Manufacturing Moves

      Construction of a new manufacturing facility has commenced with our joint venture in China, due to the required relocation of our Shanghai facility. We expect production will begin in the fourth quarter of fiscal year 2007. The joint venture received $15,547 from the Chinese government as a partial payment for the Shanghai facility. Upon return of the existing property to the Chinese government by January 2007, the Chinese government will pay the joint venture an additional $1,727.

      On April 3, 2006 we announced changes to our contract manufacturing arrangements for our Power Electronics business involving the termination of existing manufacturing agreements with Celestica. Wind down of these operations and transfer to other manufacturers is scheduled to be completed by September 2006. These changes are expected to drive our ability to meet customer needs and improve our cost structure.

      On April 6, 2006 we announced further actions associated with the revitalization of our Motive Power Products business. These actions include launching new products to open access to several unaddressed markets, the planned closure of our Huguenot, New York facility and relocation of production to Reynosa, Mexico and the establishment of new distribution centers to service our customer base.

      These manufacturing moves all require significant inventory builds during transition/relocation to other operations which is expected to adversely impact our working capital requirements, principally during the second and third quarters of fiscal year 2007. We expect these inventory builds to be temporary in nature with a return to historical working capital levels by the end of fiscal year 2007.

      Cost Management, Quality and Six Sigma

      The Company is expanding its efforts to reduce costs and improve customer service and satisfaction through enhanced quality and delivery focus and goals. These strategies are being supported by Lean supply chain initiatives and Six Sigma methodologies and tools. The completion of the integration of the fiscal year 2005 Power Electronics acquisitions also continues, with an emphasis in fiscal year 2007 on supply chain management and product development activities.

      RoHS Conversion and Compliance

      A key operational initiative facing the Company's Power Electronics business in fiscal year 2006 and early in fiscal year 2007 relates to conversion of products to satisfy regulatory changes and customer demands driven by the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment" (RoHS). The Company's execution of these requirements, which involves product design changes among other matters, if not successful, would impact our ability to service customer order demands and risks of inventory obsolescence.

Liquidity and Capital Resources

      Net cash provided by operating activities decreased $9,373 or 31% to $20,818 for the fiscal year ended January 31, 2006, compared to $30,191 in the prior fiscal year. The decrease in net cash provided by operating activity was primarily due to: (i) a higher net loss of $46,947 after adjusting for non-cash impairment charges in both fiscal years; (ii) a decrease of $2,721 in other liabilities in fiscal year 2006 as compared to an increase of $6,450 in fiscal year 2005; (iii) an increase of $5,092 in accounts receivable in fiscal year 2006 as compared to a decrease of $3,994 in fiscal year 2005; and (iv) a $6,765 increase in inventories in fiscal year 2006 as compared to a $1,288 increase in fiscal year 2005 . These changes were partially offset by (i) an increase of $15,467 in accounts payable in fiscal year 2006 as compared to an increase of $2,797 in fiscal year 2005; (ii) an increase of $4,848 in other current liabilities in fiscal year 2006 as compared to a decrease of $4,475 in fiscal year 2005; and (iii) a decrease in current taxes payable of $958 in fiscal year 2006 as compared to a decrease of $5,449 in fiscal year 2005. The fiscal year 2006 receivable increases reflect the increased pace of the business in the fourth quarter of fiscal year 2006 as compared to fiscal year 2005, particularly in the Power Electronics Division. The increases in inventory that occurred in fiscal year 2006 reflect the Company's decision to stock additional lead to protect against shortages of this important raw material. Additionally, the Company has been increasing its inventory of Motive Power finished goods in order to more quickly meet the needs of our customers.

      Net cash used by investing activities decreased $115,909 or 93% to $8,700 in the fiscal year 2006 as compared to $124,609 in the prior fiscal year, primarily due to the acquisitions of Celab, Datel and CPS and the receipt of approximately $15,547 from the Chinese government as partial payment for the Shanghai joint venture's existing battery facility, both of which occurred in the prior fiscal year. These funds will be applied to the construction of a new battery manufacturing facility in Shanghai, China, which began at the end of the fiscal year ended January 31, 2006.

      We had net cash used in financing activities of $13,648 in fiscal year 2006 as compared to net cash provided by financing activities of $108,889 in the prior fiscal year. Current year financing activities included $133,142 from new borrowings, primarily used to repay prior debt agreements. Other activities included a decrease in book overdrafts and the payment of financing costs related to the new debt agreements.

      On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of Notes. The Company used substantially all of the net proceeds to reduce the balance of its existing revolving credit agreement.

      On December 7, 2005, the Company completed the refinancing of its debt with the closing of $125,000 principal amount of new credit facilities, consisting of (i) a $75,000 principal amount Credit Facility and (ii) a $50,000 Term Loan.

      The Credit Facility consists of a five-year senior revolving line of credit. The maximum availability under the Credit Facility is $75,000, although at any time the Company is limited by the amount available as determined by a borrowing base. As of January 31, 2006, the maximum availability calculated under the borrowing base was $53,798, of which $8,143 was funded, and $3,212 was utilized for letters of credit. The Credit Facility is secured by a first lien on certain assets and initially bears interest at LIBOR plus 1.75% or Prime plus ..25%. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

      The Term Loan is a five and one half year term facility with payment due in 2011. The facility is secured by a second lien on certain assets and bears interest at LIBOR plus 6.75% or Prime plus 4.50%.

      In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006 the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes the Company paid a fee of $500 to the Term Loan lenders and $38 to the Credit Facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

      The availability under the Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures. Capital expenditures during fiscal year 2006 were incurred to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2007 capital expenditures are expected to be approximately $35,000 primarily for the construction of our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction).

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio.

      On December 7, 2005 the entire proceeds of the Term Loan and approximately $15,869 of the initial proceeds of the Credit Facility were used to pay in full and terminate the existing $200,000 amended and restated revolving credit agreement which was entered into on June 30, 2004 (Former Credit Agreement), and which had a maturity date of June 30, 2009.

      The total aggregate amount of loans outstanding under the Term Loan, the Notes and the Credit Facility, and the Former Credit Agreement, at any point during the year ended January 31, 2006 was $145,673, and the outstanding loans under these credit agreements, computed on a monthly basis, averaged $134,902 at a weighted-average interest rate of 6.03%.

      The Credit Facility includes a swingline sub-loan facility not to exceed $7,000. The Former Credit Agreement included a swingline sub-loan facility of $10,000.

      As of January 31, 2006, the Company had $2,658 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2006:

                                                                                   Payments Due by Period
                                                            -----------------------------------------------------------------
                                                                            Less
                                                                           than 1        1 - 3         4 - 5         After
Contractual Obligations                                      Total           year        years         years        5 years
=============================================================================================================================
Operating leases                                            $ 20,233      $  4,292      $  7,024      $  5,886      $  3,031
Inventory                                                      1,944         1,944            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
   Total contractual cash obligations                       $ 22,177      $  6,236      $  7,024      $  5,886      $  3,031
=============================================================================================================================

                                                                          Amount of Commitment Expiration Per Period
                                                           -----------------------------------------------------------------
                                                             Total
                                                            Amounts      Less than       1 - 3        4 - 5          After
Other Commercial Commitments                               Committed       1 year        years         years        5 years
=============================================================================================================================
Mortgage                                                    $  5,230      $    279      $  4,951      $     --      $     --
Capital lease                                                  1,024           759           265            --            --
Notes                                                         75,000            --            --            --        75,000
Term Loan                                                     50,000            --            --            --        50,000
Credit Facility                                                8,143            --            --         8,143            --
Standby letters of credit                                      5,870         1,670         4,200            --            --
Lead commitments                                               6,216         6,216            --            --            --
-----------------------------------------------------------------------------------------------------------------------------
   Total commercial commitments                             $151,483      $  8,924      $  9,416      $  8,143      $125,000
=============================================================================================================================

Off-Balance Sheet Arrangements

      Other than certain elements of our Notes arrangements, we have no off-balance sheet arrangements at January 31, 2006.

New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin
(ARB) No. 43, Chapter 4" (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred beginning February 1, 2006. Adoption of this standard is not expected to have a material impact on C&D's consolidated operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R is effective for the Company on February 1, 2006, and will apply to all prospective awards using the modified prospective transition method without restatement of prior periods.

      Adoption of SFAS No. 123R in the first quarter of fiscal 2007 will result in a reduction of reported future earnings. However, the accelerated vesting of stock options on March 1, 2005 will reduce the amount of stock-based compensation expense to be incurred in future periods. The Company also accelerated grants of stock options in January 2006. The Company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, will affect the amount of future stock-based compensation expense that will be recognized in future periods.

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the Company in the fourth quarter of fiscal year 2006, and adoption of this Interpretation did not have a material impact on the Company's financial position and results of operations. See Note 9 of Notes to Consolidated Financial Statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of February 1, 2006.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS No. 155). This standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This standard is effective for all financial instruments acquired or issued by the Company in fiscal year 2008, and may be applied to hybrid financial instruments previously entered into that meet certain criteria. The Company will assess the impact of adoption of this standard on our consolidated operations, financial position or cash flows as new financing arrangements arise.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

All dollar amounts in this Item 7A are in thousands.

Market Risk Factors

      We are exposed to various market risks. The primary financial risks include fluctuations in the price of raw materials, interest rates and changes in currency exchange rates.

      To assist in management of these risks, on occasion we use derivative instruments. We do not invest in derivative securities for speculative purposes, but do enter into hedging arrangements in order to reduce our exposure to fluctuations in interest rates as well as to fluctuations in exchange rates.

     Our financial instruments that are subject to interest rate risk include our mortgage, capital leases, term and revolving credit facilities and our convertible notes. The net market value of our debt instruments (excluding capital lease obligations) was $145,456 and $134,237 at January 31, 2006 and 2005, respectively. According to our established policies, we maintain certain ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates. We utilize interest rate swaps when necessary to further manage this risk.

      A 1% increase in interest rates from their year end levels would result in an increase of $581 in interest expense on an annualized basis, with all other variables held constant. A 1% decrease in interest rates from their year end levels would result in a decrease of $581 in interest expense on an annualized basis, with all other variables held constant.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, Euro, Japanese Yen, Canadian Dollar and Mexican Peso. These financial instruments represent a net market value of $(38) and $78 at January 31, 2006 and 2005, respectively.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2006 and 2005, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $2,772 and $171, respectively. At January 31, 2006 and 2005, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $2,903 and $207, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2006 and 2005, respectively.

      Foreign exchange forwards are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

      Effective for fiscal year 2006, we adopted a lead hedging policy. We have entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our Power Systems division. We employ hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in Other Comprehensive Income (Loss) until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

      As of January 31, 2006 we had hedged approximately 51.1 million pounds of lead at an average price of $0.454 per pound. Effective February 23, 2006, one of the Company's financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in lead. This settlement resulted in cash proceeds of $3,099. The settlement does not change the hedge accounting for these forward contracts, with the gain in comprehensive (loss) income continuing to be released to earnings during fiscal 2007 in the month in which the hedged item is recognized in cost of sales.

      The net market value of our lead contracts was $6,507 at January 31, 2006. At January 31, 2006, a 10% increase in the price of lead would result in a $1,770 increase in the market value, and a 10% decrease in the price of lead would result in a $1,770 decrease in the market value. At January 31, 2005, we did not utilize any lead forward contracts.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report immediately following the signature page of this Form 10-K.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Evaluation of Controls and Procedures:

      The Chief Executive Officer and the Chief Financial Officer of C&D have concluded, based on their evaluation as of January 31, 2006, that C&D's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by C&D in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by C&D in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control:

      There were no changes in C&D's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, C&D's internal control over financial reporting.

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

Item 9B. Other Information

      In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006 the Company executed a first amendment to its Term Loan and Credit Facility. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below
3.0 as defined in the amended Term Loan agreement.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934" included in C&D's Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders," "Beneficial Ownership of Management" and "Equity Compensation Plan Information" included in C&D's Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated by reference to the information under the caption "Fees of Independent Registered Public Accounting Firm" included in C&D's Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Management's Report on Internal Control over Financial Reporting

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of January 31, 2006 and 2005

            Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2006, 2005 and 2004

            Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004

            Consolidated Statements of Comprehensive (Loss) Income for the years ended January 31, 2006, 2005 and 2004

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2006, 2005 and 2004

            II.   Valuation and Qualifying Accounts

      (3)   Exhibits:

            3.1 Restated Certificate of Incorporation of C&D, as amended (incorporated by reference to Exhibits 3.1 and 3.2 to C&D's Current Report on Form 8-K dated une 30, 1998).

            3.2 Amended and Restated By-laws of C&D (incorporated by reference to Exhibit 3.1 to C&D's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002).

            4.1 Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate (incorporated by reference to Exhibit 1 to C&D's Form 8-A Registration Statement filed on February 28, 2000); Amendment to Rights Agreement (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the period ended October 31, 2004).

            4.2 Purchase Agreement dated November 16, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC (filed herewith).

            4.3   Registration  Rights  Agreement dated November 21, 2005, among
                  C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC (filed herewith).

            4.4 Indenture, dated as of November 21, 2005, between C&D and Bank of New York, as trustee (filed herewith).

            4.5 Form of C&D Technologies, Inc. 5.25% Convertible Senior Notes due 2025 (filed herewith).

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

            10.5 Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the period ended July 31, 2004), First Amendment thereto dated as of December 9, 2004 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2005), Second Amendment thereto dated as of April 21, 2005 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2005), Third Amendment thereto dated as of April 29, 2005 (incorporated by reference to Exhibit 10.5 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31,
                  2005), Fourth Amendment and Waiver thereto dated as of November 8, 2005 (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated November 15, 2005).

            10.6 Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo
                  Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.6 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

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

            10.20 Loan and Security Agreement dated December 7,2005 by and among
                  C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent (filed herewith); Amendment No. 1 thereto dated March 30, 2006 (incorporated by reference to C&D's Current Report on Form 8-K dated April 5, 2006).

            10.21 Loan and Security Agreement dated December 7,2005 by and among
                  C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding
                  Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner (filed herewith); Amendment No. 1 thereto dated March 30, 2006 (incorporated by reference to C&D's Current Report on Form 8-K dated April 5, 2006).

            Management Contracts or Plans

            10.22 Charter   Power   Systems,   Inc.   1996  Stock   Option  Plan
                  (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996), First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999).

            10.23 C&D Technologies,  Inc. Amended and Restated 1998 Stock Option
                  Plan (incorporated by reference to Exhibit 10.7 to C&D's Annual Report on Form 10-K for fiscal year ended January 31,
                  2001).

            10.24 C&D  Technologies,  Inc.  Savings Plan as restated and amended
                  (incorporated by reference to Exhibit 10.9 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002), First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.10 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002), Second Amendment thereto dated November 20, 2002 (incorporated by reference to Exhibit 10.11 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002); Third Amendment thereto dated June 18, 2003 (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

            10.25 C&D Technologies,  Inc. Pension Plan for Salaried Employees as
                  amended and restated  (incorporated  by  reference  to Exhibit
                  10.10 to C&D's Annual Report on Form 10-K for fiscal year ended January 31, 2002); First Amendment thereto dated June 12, 2002 (incorporated by reference to Exhibit 10.3 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30,
                  2003); Second Amendment thereto dated September 25, 2002 (incorporated by reference to Exhibit 10.4 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003); Third Amendment thereto dated March 19, 2004 (incorporated by reference to Exhibit 10.11 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            10.26 Supplemental Executive Retirement Plan compiled as of February
                  27, 2004, to reflect all amendments (incorporated by reference to Exhibit 10.12 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004); Amendment thereto dated May 6, 2005, (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for the period ended April 30, 2005).

            10.27 C&D Technologies,  Inc. Management Incentive Bonus Plan Policy
                  (incorporated by reference to Exhibit 10.1 to C&D's Current Report on Form 8-K dated March 2, 2005).

            10.28 Employment  Agreement dated November 28, 2000, between Wade H.
                  Roberts,  Jr. and C&D  (incorporated  by  reference to Exhibit
                  10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000).

            10.29 Release   Agreement   dated  March  24,   2005,   between  C&D
                  Technologies, Inc. and Wade H. Roberts, Jr. (incorporated by reference to Exhibit 10.27 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

            10.30 Employment  Agreement dated March 31, 2000, between Stephen E.
                  Markert,  Jr. and C&D  (incorporated  by  reference to Exhibit
                  10.14 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

            10.31 Release  Agreement  dated  December  14,  2005,   between  C&D
                  Technologies,   Inc.  and  Stephen  E.  Markert,   Jr.  (filed
                  herewith)

            10.32 Employment  Agreement  dated March 31, 2000,  between Linda R.
                  Hansen and C&D (incorporated by reference to Exhibit 10.15 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000); Letter Agreement dated May 6, 2005, between Linda R. Hansen and C&D (incorporated by reference to Exhibit
                  10.1 to C&D's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005).

            10.33 Employment  Agreement dated March 31, 2000, between Charles R.
                  Giesige,  Sr. and C&D  (incorporated  by  reference to Exhibit
                  10.18 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2000); letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000 (incorporated by reference to Exhibit 10.17 to C&D's Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

            10.34 Employment  Agreement dated February 1, 2006,  between Charles
                  R. Giesige and C&D (filed herewith).

            10.35 Release   Agreement   dated   March  2,  2006,   between   C&D
                  Technologies, Inc. and Charles R. Giesige (filed herewith).

            10.36 Employment  Agreement dated February 1, 2006, between James D.
                  Dee and C&D (filed herewith).

            10.37 Employment  Agreement  dated February 1, 2006,  between Ian J.
                  Harvie and C&D (filed herewith).

            10.38 Employment  Agreement dated February 1, 2006,  between William
                  E. Bachrach and C&D (filed herewith).

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

            10.50 Employment   Agreement  dated  June  21,  2005,   between  C&D
                  Technologies, Inc. and Dr. Jeffrey A. Graves (incorporated by reference to Exhibit 10.1 to C&D's Quarterly Report on Form 10-Q for quarter ended July 31, 2005).

            10.51 Amendment dated February 1, 2006, to the Employment  Agreement between C&D Technologies and Dr. Jeffrey A. Graves (filed herewith).

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

                                            C&D TECHNOLOGIES, INC.

     April 10, 2006                        By: /s/ Jeffrey A. Graves
                                              ----------------------------------
                                                   Jeffrey A. Graves
                                                   President, Chief Executive
                                                   Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                 Title                               Date
          ---------                                 -----                               ----
/s/ Jeffrey A. Graves                   President, Chief Executive                 April 10, 2006
------------------------------          Officer and Director
    Jeffrey A. Graves                   (Principal Executive Officer)


/s/ Ian J. Harvie                       Vice President and                         April 10, 2006
------------------------------          Chief Financial Officer
    Ian J. Harvie                       (Principal Financial and Accounting
                                        Officer)


/s/ William Harral, III                 Director, Chairman                         April 10, 2006
------------------------------
    William Harral, III

/s/ Kevin P. Dowd                       Director                                   April 10, 2006
------------------------------
    Kevin P. Dowd

/s/ Robert I. Harries                   Director                                   April 10, 2006
------------------------------
    Robert I. Harries

/s/ Pamela S. Lewis Davies              Director                                   April 10, 2006
------------------------------
    Pamela S. Lewis Davies

/s/ George MacKenzie                    Director                                   April 10, 2006
------------------------------
    George MacKenzie

/s/ John A. H. Shober                   Director                                   April 10, 2006
------------------------------
    John A. H. Shober

/s/ Stanley W. Silverman                Director                                   April 10, 2006
------------------------------
    Stanley W. Silverman

/s/ Ellen C. Wolf                       Director                                   April 10, 2006
------------------------------
    Ellen C. Wolf

                      (This page intentionally left blank)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Report on Internal Control over Financial Reporting                                                F-2

Report of Independent Registered Public Accounting Firm                                                         F-3

Consolidated Balance Sheets as of January 31, 2006 and 2005                                                     F-5

Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004                       F-6

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2006, 2005 and 2004             F-7

Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004                       F-8

Consolidated Statements of Comprehensive (Loss) Income for the years ended January 31, 2006,
2005 and 2004                                                                                                  F-10

Notes to Consolidated Financial Statements                                                                     F-11

FINANCIAL STATEMENT SCHEDULE
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

For the years ended January 31, 2006, 2005 and 2004

   Schedule II.  Valuation and Qualifying Accounts                                                              S-1

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP). It includes policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of C&D Technologies, Inc. (C&D);

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

      Management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2006, based on the criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation and the criteria in the COSO framework, we have concluded that our internal control over financial reporting was effective as of January 31, 2006.

      Our management's assessment of the effectiveness of C&D's internal control over financial reporting as of January 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.


/s/ Jeffrey A. Graves                         /s/ Ian Harvie
--------------------------------              ----------------------------------
    Jeffrey A. Graves                             Ian Harvie
    President, Chief Executive                    Vice President and
    Officer and Director                          Chief Financial Officer

April 10, 2006

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

We have completed integrated audits of C&D Technologies, Inc. and its subsidiaries' 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries (the "Company") as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing herein that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP
----------------------------------------
    PricewaterhouseCoopers LLP
    Philadelphia, Pennsylvania

April 10, 2006

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
                    (Dollars in thousands, except par value)


                                                                                             2006           2005*
====================================================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  25,693       $  26,855
   Accounts receivable, less allowance for doubtful accounts
     of $2,889 in 2006 and $2,018 in 2005                                                    78,420          73,136
   Inventories                                                                               83,803          77,272
   Deferred income taxes                                                                      3,430          14,481
   Prepaid taxes                                                                              6,838           1,644
   Other current assets                                                                       8,892           2,008
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                   207,076         195,396

Property, plant and equipment, net                                                           91,041         104,130
Deferred income taxes                                                                           401             287
Intangible and other assets, net                                                             38,450          83,863
Goodwill                                                                                     81,451          97,247
--------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                         $ 418,419       $ 480,923
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                        $   1,038       $   1,389
   Accounts payable                                                                          50,199          34,808
   Book overdrafts                                                                               71           8,674
   Accrued liabilities                                                                       23,440          24,254
   Other current liabilities                                                                 35,578          10,374
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              110,326          79,499

Deferred income taxes                                                                        11,660          12,216
Long-term debt                                                                              133,067         135,004
Other liabilities                                                                            24,051          36,705
--------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                     279,104         263,424
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (see Note 9)

Minority interest                                                                             8,498           8,171

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000
    shares authorized; 28,828,428 and 28,714,973
    shares issued in 2006 and 2005, respectively                                                288             287
   Additional paid-in capital                                                                72,599          71,956
   Treasury stock, at cost, 3,380,102 and                                                   (47,094)        (47,151)
    3,368,676 shares in 2006 and 2005, respectively
   Accumulated other comprehensive (loss) income                                            (11,876)          5,275
   Retained earnings                                                                        116,900         178,961
--------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                             130,817         209,328
--------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 418,419       $ 480,923
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the years ended JANUARY 31,
                  (Dollars in thousands, except per share data)

                                                                                 2006            2005*           2004
========================================================================================================================
NET SALES                                                                     $ 497,407       $ 414,738       $ 324,824
------------------------------------------------------------------------------------------------------------------------
COST OF SALES                                                                   414,499         348,080         248,145
------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                     82,908          66,658          76,679

OPERATING EXPENSES:
   Selling, general and administrative expenses                                  61,812          47,480          40,459
   Research and development expenses                                             25,128          18,641           9,542
   Identifiable intangible asset impairment                                      20,045             464              --
   Goodwill impairment                                                           13,674          74,233              --
------------------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                                                         (37,751)        (74,160)         26,678
------------------------------------------------------------------------------------------------------------------------
Interest expense, net                                                            10,487           5,015           1,268
Other (income) expense, net                                                         (21)          1,612           1,641
------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                         (48,217)        (80,787)         23,769
------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                             12,362         (21,289)          8,795
------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST                                          (60,579)        (59,498)         14,974
------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                    83              (5)             83
------------------------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                                          $ (60,662)      $ (59,493)      $  14,891
========================================================================================================================
Net (loss) income per common share - basic                                    $   (2.39)      $   (2.35)      $    0.58
========================================================================================================================
Net (loss) income per common share - diluted                                  $   (2.39)      $   (2.35)      $    0.58
========================================================================================================================

*     Reclassified for comparative purposes.

                       See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended JANUARY 31, 2006, 2005 and 2004
                    (Dollars in thousands, except per share data)

                                                                                          Accumulated
                                                    Additional                               Other                         Total
                                 Common Stock        Paid-In          Treasury Stock        Retained        Retained   Stockholders'
                               Shares     Amount     Capital        Shares       Amount     Earnings        Earnings      Equity
====================================================================================================================================
BALANCE AT
JANUARY 31, 2003             28,509,803    $ 285     $69,152      (2,810,280)  $ (38,409)   $     881       $226,365     $258,274
Net income                                                                                                    14,891       14,891
Dividends to stockholders,
$.055 per share                                                                                               (1,406)      (1,406)
Tax effect relating to
stock options exercised                                  162                                                                  162
Foreign currency
translation adjustment                                                                          2,132                       2,132
Unrealized gain on
derivative instruments                                                                            246                         246
Purchase of common stock                                            (374,000)     (5,887)                                  (5,887)
Deferred compensation plan                                (1)        (12,228)       (185)                                    (186)
Issuance of common stock         12,842                  183                                                                  183
Stock options exercised          83,102        1       1,123                                                                1,124
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2004             28,605,747      286      70,619      (3,196,508)    (44,481)       3,259        239,850      269,533
Net loss                                                                                                     (59,493)     (59,493)
Dividends to stockholders,
$.055 per share                                                                                               (1,396)      (1,396)
Tax effect relating to
stock options exercised                                  264                                                                  264
Foreign currency
translation adjustment                                                                          1,511                       1,511
Unrealized gain on
derivative instruments                                                                            505                         505
Purchase of common stock                                            (163,700)     (2,543)                                  (2,543)
Deferred compensation plan                               (14)         (8,468)       (127)                                    (141)
Issuance of common stock          9,627                  156                                                                  156
Stock options exercised          99,599       1          931                                                                  932
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2005             28,714,973      287      71,956      (3,368,676)    (47,151)       5,275        178,961      209,328
Net loss                                                                                                     (60,662)     (60,662)
Dividends to stockholders,
$.055 per share                                                                                               (1,399)      (1,399)
Foreign currency
translation adjustment                                                                           (303)                       (303)
Unrealized gain on
derivative instruments                                                                          7,813                       7,813
Deferred compensation plan                              (138)        (11,426)         57                                      (81)
Issuance of common stock         28,155                  198                                                                  198
Stock options exercised          85,300        1         583                                                                  584
Minimum pension liability
adjustment                                                                                    (24,661)                    (24,661)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2006             28,828,428    $ 288     $72,599      (3,380,102)  $ (47,094)   $ (11,876)       $116,900     $130,817
====================================================================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                                                       2006            2005*           2004
==============================================================================================================================
Cash flows from operating activities:
   Net (loss) income                                                                $ (60,662)      $ (59,493)      $  14,891
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Minority interest                                                                       83              (5)             83
   Depreciation and amortization                                                       23,622          24,875          22,534
   Impairment of fixed assets                                                           4,802           9,602              --
   Impairment of goodwill                                                              13,674          74,233              --
   Impairment of identifiable intangible assets                                        20,045             464              --
   Purchased in-process research and development                                           --             780              --
   Deferred income taxes                                                               10,649         (19,416)          4,668
   Loss on disposal of assets                                                             234             215             208
   Annual retainer to Board of Directors paid by the issuance of common stock             198             156             183
   Changes in assets and liabilities, net of effects from businesses acquired:
     Accounts receivable                                                               (5,092)          3,994          (1,096)
     Inventories                                                                       (6,765)         (1,288)          1,249
     Other current assets                                                                 290              (2)           (251)
     Accounts payable                                                                  15,467           2,797             (95)
     Accrued liabilities                                                                  (39)           (623)         (2,504)
     Income taxes payable                                                                (958)         (5,449)          5,237
     Other current liabilities                                                          4,848          (4,475)          3,750
     Other liabilities                                                                 (2,721)          6,450          (2,302)
     Other long-term assets                                                             1,624          (2,667)         (1,128)
     Other, net                                                                         1,519              43          (4,469)
------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                       20,818          30,191          40,958
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                         --        (128,429)        (12,116)
   Acquisition of property, plant and equipment                                        (8,773)        (11,865)         (3,697)
   Proceeds from disposal of property, plant and equipment                                 73          15,685             165
------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                           (8,700)       (124,609)        (15,648)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of debt                                                                 (131,079)           (775)        (20,000)
   Proceeds from new borrowings                                                       133,142         110,176              --
   (Decrease) increase in book overdrafts                                              (8,603)          3,753             420
   Financing cost of long term debt                                                    (6,130)           (768)           (407)
   Proceeds from issuance of common stock, net                                            584             932           1,123
   Purchase of treasury stock                                                            (163)         (3,023)         (5,770)
   Common stock dividends paid                                                         (1,399)         (1,396)         (1,406)
   Payment of minority interest dividends                                                  --             (10)           (207)
------------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                            (13,648)        108,889         (26,247)
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                              368              78             277
------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                       (1,162)         14,549            (660)
Cash and cash equivalents, beginning of fiscal year                                    26,855          12,306          12,966
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of fiscal year                                       $  25,693       $  26,855       $  12,306
==============================================================================================================================

*     Reclassified for comparative purposes.

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                                            2006             2005            2004
====================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
   Interest paid, net                                                     $   9,316       $   4,362       $   1,405
   Income taxes paid, net                                                 $   2,271       $   4,417       $     623

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquired business:
   Estimated fair value of assets acquired                                $      --       $  75,697       $  10,980
   Goodwill                                                                      --          48,885              --
   Identifiable intangible assets                                                --          44,989           3,936
   Purchased in-process research and development                                 --             780              --
   Cash paid, net of cash acquired                                               --        (128,429)        (12,116)
--------------------------------------------------------------------------------------------------------------------
     Liabilities                                                          $      --       $  41,922       $   2,800
====================================================================================================================

(Decrease) increase in property, plant and equipment acquisitions in
   accounts payable                                                       $     (12)      $     408       $    (368)
Tax effect of stock options exercised                                     $      --       $     264       $     162

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                                                       2006           2005           2004
===========================================================================================================================
NET (LOSS) INCOME                                                                   $(60,662)      $(59,493)      $ 14,891
Other comprehensive (loss) income, net of tax:
   Net unrealized gain on derivative instruments, less tax expense of $258,
    $337 and $165 for 2006, 2005 and 2004, respectively                                7,813            505            246
   Foreign currency translation adjustments, less tax expense of $0, $316
    and $1,440 for 2006, 2005 and 2004, respectively                                    (303)         1,511          2,132
   Minimum pension liability adjustment                                              (24,661)            --             --
---------------------------------------------------------------------------------------------------------------------------
     Total comprehensive (loss) income                                              $(77,813)      $(57,477)      $ 17,269
===========================================================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation:

      The consolidated financial statements include the accounts of C&D Technologies, Inc., its wholly owned subsidiaries and a 67% owned joint venture (collectively the Company). All intercompany accounts and transactions have been eliminated.

      The Company produces and markets systems for the conversion and storage of electrical power, including industrial batteries and electronics. The Company's reportable business segments consist of the Standby Power Division, the Power Electronics Division and the Motive Power Division.

      Accounting Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, financial projections and estimates are required in the Company's annual impairment assessment of goodwill. Actual results could differ from those estimates.

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

      Derivative Financial Instruments:

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity as accumulated other comprehensive (loss) income or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

      In the normal course of business, the Company uses a variety of derivative financial instruments primarily to manage currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or accrued liabilities. To qualify for hedge accounting, the instruments must be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      Until the fourth quarter of fiscal year 2006, the Company used interest rate swap agreements to reduce the impact of interest rate changes on its debt. The interest rate swap agreements involve the exchange of variable for fixed rate interest payments without the exchange of the underlying notional amount.

      The Company has entered into lead hedge contracts to manage risk of the cost of lead. The agreements are with major financial institutions. The Company uses forward contracts to fix the price of a portion of its purchases according to its policies.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash and Cash Equivalents:

      The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts.

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

      Receivables consist of the following at January 31, 2006 and 2005.

Years Ended January 31,                                    2006         2005*
================================================================================
Trade receivables                                        $ 75,018     $ 72,680
Notes receivables                                             216          500
Other                                                       6,075        1,974
Allowance for doubtful accounts                            (2,889)      (2,018)
--------------------------------------------------------------------------------
   Total receivables                                     $ 78,420     $ 73,136
================================================================================

      *     Reclassified for comparative purposes.

      Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,                                     2006         2005
================================================================================
Balance at beginning of period                           $  2,018     $  1,476
Additions                                                   1,027           56
Translation adjustment                                          6           --
Write-offs net of recoveries                                 (162)        (241)
Opening balance sheet of acquired companies                    --          727
--------------------------------------------------------------------------------
   Balance at end of period                              $  2,889     $  2,018
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventories:

      Inventories are stated at the lower of cost or net realizable value. Cost is determined by the last-in, first-out (LIFO) method for financial statement and federal income tax purposes. The Company adjusts its inventory reserves based upon assumptions of future demand and market conditions.

      Property, Plant and Equipment:

      Property, plant and equipment acquired as part of a business combination are recorded at the then fair market value. Property, plant and equipment purchased are recorded at cost. Property, plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives or lease terms, whichever is shorter, which range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of the assets.

      The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

      The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, ranging from 3 to 5 years, using the straight-line method.

      Identifiable Intangible Assets, Net:

      Acquisition-related intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intellectual property assets are amortized over the periods of benefit, ranging from 2 to 11 years, on a straight-line basis. All identifiable intangible assets are classified within intangible and other assets, net on the balance sheet.

      Long-Lived Assets:

      The Company performs periodic evaluations of the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events or changes in circumstances are evaluated based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events (see Note 5, Property, Plant and Equipment).

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Goodwill:

      Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company's overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. The implied fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

      Other Current Liabilities:

      The Company's joint venture received $15,547 from the Chinese government as partial payment for the Company's existing battery facility located in Shanghai. The Company expects to use these funds for the construction of a new battery manufacturing facility in Shanghai. This payment will be recognized as income when the construction of the new facility is complete and the existing facility is transferred to the Chinese government.

      Deferred revenue of $6,511 and $2,165 is included in other current liabilities as of January 31, 2006 and 2005, respectively.

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

      Research and Development:

      Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects. The cost of materials (whether from our normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development expenses.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes:

      The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in our being assessed taxes in addition to amounts previously paid. Accordingly, we maintain tax contingency reserves for such potential assessments. The reserves are determined based upon our best estimate of possible assessments by the Internal Revenue Service (IRS) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances.

      The Company recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns using tax rates in effect for the year in which the differences are expected to reverse.

      Net (Loss) Income per Share:

      Net (loss) income per common share is based on the weighted-average number of shares of Common Stock outstanding. Net (loss) income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares and common shares - diluted were as follows:

Years Ended January 31,                                                              2006            2005            2004
============================================================================================================================
Weighted-average shares of common stock                                           25,379,717      25,349,488      25,536,628
Assumed conversion of stock options, net of shares assumed reacquired                     --              --         195,333
----------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares - diluted                                          25,379,717      25,349,488      25,731,961
============================================================================================================================

      Due to a net loss in fiscal year 2006, 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2006 and 2005, 100,242 and 134,295 of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. During the year ended January 31, 2004, the Company had 1,001,762 outstanding stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options could be dilutive in the future.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Plans:

      Under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Years Ended January 31,                                                         2006            2005         2004
====================================================================================================================
Net (loss) income - as reported                                               $(60,662)      $(59,493)      $14,891

Deduct: Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effect             9,297          3,790         3,382
--------------------------------------------------------------------------------------------------------------------
Net (loss) income - pro forma                                                 $(69,959)      $(63,283)      $11,509
====================================================================================================================
Net (loss) income per common share - basic - as reported                      $  (2.39)      $  (2.35)      $  0.58
Net (loss) income per common share - basic - pro forma                        $  (2.76)      $  (2.50)      $  0.45
Net (loss) income per common share - diluted - as reported                    $  (2.39)      $  (2.35)      $  0.58
Net (loss) income per common share - diluted - pro forma                      $  (2.76)      $  (2.50)      $  0.45
Weighted-average fair value of options granted during the year                $   3.66       $   9.05       $  7.79

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004:

Years Ended January 31,                                                         2006         2005          2004
====================================================================================================================
Risk-free interest rate                                                         4.20%        3.07%        2.80%
Expected dividend yield                                                         0.72%        0.30%        0.34%
Expected volatility factor                                                      0.525        0.547        0.537
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

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, "Share Based Payment," which is effective for the first annual period after December 15, 2005, the Company will be required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      New Accounting Pronouncements:

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin
(ARB) No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred beginning February 1, 2006. Adoption of this standard is not expected to have a material impact on C&D's consolidated operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, and the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R is effective for the Company on February 1, 2006, and will apply to all prospective awards using the modified prospective transition method without restatement of prior periods.

      Adoption of SFAS No. 123R in the first quarter of fiscal 2007 will result in a reduction of reported future earnings. However, the acceleration of vesting of stock options on March 1, 2005 will reduce the amount of stock-based compensation expense to be incurred in future periods. The Company also accelerated grants of stock options in January 2006. The Company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, will affect the amount of future stock-based compensation expense that will be recognized in future periods.

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the Company in the fourth quarter of fiscal year 2006, and adoption of this Interpretation did not have a material impact on the Company's financial position and results of operations. See Note 9 of Notes to Consolidated Financial Statements.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of February 1, 2006.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS No. 155). This standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This standard is effective for all financial instruments acquired or issued by the Company in fiscal year 2008, and may be applied to hybrid financial instruments previously entered into that meet certain criteria. The Company will assess the impact of adoption of this standard on our consolidated operations, financial position or cash flows as new financing arrangements arise.

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

2.    ACQUISITIONS

      On  May  27,  2004,  the  Company   acquired  Celab  Limited  (Celab)  for
approximately $10,500 net of approximately $4,700 in cash acquired, plus additional acquisition costs of approximately $400, primarily related to legal fees and due diligence. Celab is a provider of power conversion products, predominantly sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries (Datel) for approximately $74,800 plus acquisition costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of approximately $66,400 as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11 year expected useful life, customer relationships of $8,900 with a 20 year expected useful life, trade names of $2,400 with a 25 year expected useful life, and acquired in-process research and development of $440, which was expensed in the year ended January 31, 2005.

      On September 30, 2004, the Company acquired the Power Systems division of Celestica, Inc., which the Company now operates as "CPS," a Toronto, Ontario-based manufacturer, for approximately $52,400 plus additional acquisition related costs of approximately $1,050, primarily related to legal fees, consulting fees, audit fees, due diligence and appraisals. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications original equipment manufacturers (OEMs). The appraisal of the acquired CPS tangible and intangible assets included technology of $3,760 with a weighted average 5-year expected useful life, customer relationships of $18,500 with a 20-year expected useful life, and acquired in-process research and development of $340, which was expensed in the year ended January 31, 2005. This acquisition was funded with the Company's expanded revolving credit facility.

      For the in-process research and development acquired in the Datel and CPS acquisitions, the technological feasibility of the in-process technology had not been established as of the acquisition date and the technology had no alternate future use.

      To finance the acquisitions, on June 30, 2004, the Company entered into an amended and restated revolving credit facility, with a maturity date of June 30, 2009. The facility has been subsequently refinanced. See Note 6, Debt, for disclosure of the Company's refinancing activities.

      See Note 14, Asset Impairments, for disclosure of impairments of acquired assets.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

2.    ACQUISITIONS (continued)

      The three acquisitions referred to above are included in the Power Electronics Division (PED) for reporting purposes. The purchase price for these acquisitions was allocated as follows:

                                                                       Amount
================================================================================
Assets:
   Accounts receivable                                                $ 26,144
   Inventories                                                          28,433
   Prepaid assets and other current assets                                 738
   Deferred income taxes                                                 1,731
   Property, plant and equipment                                        18,190
   Identifiable intangible assets                                       44,989
   Goodwill                                                             48,885
   Other non-current assets                                                461
--------------------------------------------------------------------------------
     Total assets                                                      169,571
--------------------------------------------------------------------------------
Liabilities:
   Short-term debt                                                      (1,355)
   Accounts payable                                                    (12,134)
   Accrued liabilities and other current liabilities                    (5,607)
   Income taxes, net                                                      (431)
   Other current liabilities                                            (3,351)
   Deferred income taxes                                               (11,587)
   Other long-term liabilities                                            (394)
   Long-term debt                                                       (7,063)
--------------------------------------------------------------------------------
     Total liabilities                                                 (41,922)
--------------------------------------------------------------------------------
In-process research and development                                        780
--------------------------------------------------------------------------------
       Total purchase price                                           $128,429
================================================================================

      On September 25, 2003, the Company acquired a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility that was historically used for the manufacture of large, valve regulated lead acid batteries (VRLA batteries) for standby power applications. In addition, the Company entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. The cost of this acquisition, including the technology agreement, was approximately $13,900 plus $1,000 of acquisition related costs.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

2.    ACQUISITIONS (continued)

      Identifiable intangible assets acquired during the years ended January 31, 2005 and 2004, are summarized as follows:

                                                                              Weighted-                 Weighted-
                                                                               Average                   Average
Years Ended January 31,                                            2005         Life         2004          Life
==================================================================================================================
Trade names                                                       $  2,400       25         $     --        --
Intellectual property                                               15,012        9            3,936        10
Customer relationships                                              27,400       20               --        --
Other                                                                  177        2               --        --
----------------------------------------------------------------------------                --------
   Total intangible assets                                        $ 44,989                  $  3,936
============================================================================                ========

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

                                                                                        (Unaudited)     (Unaudited)
Years Ended January 31,                                                                     2005            2004
===================================================================================================================
Net sales                                                                                $ 515,011        $ 478,597
Net (loss) income                                                                        $ (72,244)       $  14,677
Net (loss) income per common share - basic                                               $   (2.85)       $    0.57
Net (loss) income per common share - diluted                                             $   (2.85)       $    0.57

      The pro forma net income includes the following significant pre-tax charges incurred by CPS prior to the acquisition in the year ended January 31, 2005:

Year Ended January 31,                                                                                     2005
===================================================================================================================
Accrual for inventory obsolescence                                                                       $  8,460
Severance and related benefits                                                                              2,846
Other costs                                                                                                 1,480
-------------------------------------------------------------------------------------------------------------------
   Total                                                                                                 $ 12,786
===================================================================================================================

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      Goodwill:

      During the year ended January 31, 2006, no goodwill was acquired.

      During the year ended January 31, 2005, the Company recorded $10,024, $28,627 and $10,234 in goodwill in connection with the Celab, Datel and CPS acquisitions, respectively. Goodwill by reportable segment was adjusted as follows:

                                                                      Standby         Power           Motive
                                                                       Power       Electronics         Power           Total
==============================================================================================================================
Goodwill, January 31, 2004                                           $  59,662       $  60,753       $      --      $ 120,415
Goodwill acquired                                                           --          48,885              --         48,885
Effect of exchange rate changes on goodwill                                 49           2,131              --          2,180
Impairment of goodwill                                                      --         (74,233)             --        (74,233)
-----------------------------------------------------------------------------------------------------------------------------
Goodwill, January 31, 2005                                              59,711          37,536              --         97,247
Purchase accounting adjustment                                              --            (803)             --           (803)
Effect of exchange rate changes on goodwill                                (37)         (1,282)             --         (1,319)
Impairment of goodwill                                                      --         (13,674)             --        (13,674)
-----------------------------------------------------------------------------------------------------------------------------
Goodwill, January 31, 2006                                           $  59,674       $  21,777       $      --      $  81,451
==============================================================================================================================

      See Note 14, Asset Impairments, for a discussion of the impairments to goodwill recognized during the fiscal years ended January 31, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS (continued)

      Identifiable Intangible Assets:

      Identifiable intangible assets as of January 31, 2006, consisted of the following:

                                                                                Gross     Accumulated
January 31, 2006                                                               Assets     Amortization      Net
==================================================================================================================
Trade names                                                                    $ 20,240     $ (6,322)    $ 13,918
Intellectual property                                                            22,444       (8,742)      13,702
Customer relationships                                                            8,900         (704)       8,196
Other                                                                             1,872         (746)       1,126
------------------------------------------------------------------------------------------------------------------
   Total intangible assets                                                     $ 53,456     $(16,514)    $ 36,942
==================================================================================================================

      Identifiable intangible assets as of January 31, 2005, consisted of the following:

                                                                                Gross     Accumulated
January 31, 2005                                                               Assets     Amortization      Net
==================================================================================================================
Trade names                                                                    $ 20,240     $ (5,333)    $ 14,907
Intellectual property                                                            25,501       (7,075)      18,426
Customer relationships                                                           27,400         (569)      26,831
Other                                                                             2,013         (695)       1,318
------------------------------------------------------------------------------------------------------------------
   Total intangible assets                                                     $ 75,154     $(13,672)    $ 61,482
==================================================================================================================

      Based on intangibles recorded at January 31, 2006, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,                                        2007       2008       2009        2010       2011
==================================================================================================================
Trade names                                                   $  988     $  988     $  988      $  988     $  988
Intellectual property                                          1,777      1,674      1,612       1,567      1,525
Customer relationships                                           445        445        445         445        445
Other                                                             34         28         28          28         28
------------------------------------------------------------------------------------------------------------------
   Total intangible assets                                    $3,244     $3,135     $3,073      $3,028     $2,986
==================================================================================================================

      Amortization of identifiable intangibles was $4,703, $3,423 and $2,031 for the years ended January 31, 2006, 2005 and 2004.

      See Note 14, Asset Impairments, for a discussion of the impairments to identifiable intangible assets recognized during the fiscal years ended January 31, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

4.    INVENTORIES

      Inventories consisted of the following:

Years Ended January 31,                                     2006          2005
================================================================================
Raw materials                                              $36,828      $31,558
Work-in-process                                             13,993       13,084
Finished goods                                              32,982       32,630
--------------------------------------------------------------------------------
   Total                                                   $83,803      $77,272
================================================================================

      If the first-in, first-out method of inventory accounting had been used which approximates current cost, inventories would have been $92,237 and $82,151 as of January 31, 2006 and 2005, respectively. There was no inventory decrement in the years ended January 31, 2006 and 2005.

      The Company reserves for excess and obsolete inventory and adjusts the reserve based upon assumptions of future demand and market conditions. The excess and obsolete inventory reserve as of January 31, 2006 and 2005 was $22,507 and $23,967, respectively.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

Years Ended January 31,                                     2006         2005
================================================================================
Land                                                     $   4,991    $   5,552
Buildings and improvements                                  61,099       63,695
Furniture, fixtures and equipment                          212,495      235,671
Construction in progress                                     8,748        6,256
--------------------------------------------------------------------------------
                                                           287,333      311,174
Less accumulated depreciation                              196,292      207,044
--------------------------------------------------------------------------------
   Total                                                  $ 91,041     $104,130
================================================================================

      For the years ended January 31, 2006, 2005 and 2004, depreciation charged to operations, including property under capital leases, amounted to $17,093, $21,238 and $20,395; maintenance and repair costs expensed totaled $13,512, $12,536 and $10,367; and capitalized interest amounted to $32, $152 and $82, respectively.

      One  of  the  Company's  buildings  in  Leola,   Pennsylvania,   has  been
reclassified as held for sale. The building has been written down to $1,900, its expected fair value.

      See Note 14, Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal years ended January 31, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT

      Debt consisted of the following:

Years Ended January 31,                                                                           2006        2005*
=====================================================================================================================
Line of Credit  Facility,  maximum  commitment  of $75,000 at January 31,  2006;
   availability is determined by a borrowing base calculation (effective rate on a  weighted-average  basis  was  6.21%  as  of  January  31,  2006).  Net  of
   unamortized debt costs of $2,130 as of January 31, 2006                                      $  6,013            --
Term Loan; (effective rate on a weighted-average  basis was 11.18% as of January
   31, 2006). Net of unamortized debt costs of $534 as of January 31, 2006                        49,466            --
Convertible Senior Notes; bears interest at 5.25%. Net of unamortized debt costs
   of $2,628 as of January 31, 2006                                                               72,372            --
Revolving  multi-currency  credit  facility;  maximum  commitment of $200,000 at
   January 31, 2005 (effective rate on a weighted-average  basis was 4.71% as of
   January 31, 2005).  Net of  unamortized  debt costs of $941 as of January 31,
   2005                                                                                               --      $128,750
8.4% mortgage  payable in monthly  installments of $59 payable through July 2007 with a final  installment of $4,861 due in August 2007  collateralized by the
   Company's Mansfield, Massachusetts, manufacturing facility                                      5,230         5,487
Multi-currency overdraft facility                                                                     --            --
Obligations  under capital  leases with interest rates ranging from 8.1% to 9.2%
   collateralized by equipment                                                                     1,024         2,156
----------------------------------------------------------------------------------------------------------------------
   Total debt                                                                                    134,105       136,393
Less current portion                                                                               1,038         1,389
----------------------------------------------------------------------------------------------------------------------
Total long-term portion                                                                         $133,067      $135,004
=====================================================================================================================

*     Reclassified for comparative purposes.

      On December 7, 2005, the Company completed the refinancing of its former revolving multi-currency credit facility (Former Credit Agreement) with the closing of $125,000 principal amount of new credit facilities, consisting of (i) a $75,000 principal amount Line of Credit Facility (Credit Facility) and (ii) a $50,000 Term Loan facility (Term Loan).

      The Credit Facility consists of a five-year senior revolving line of credit. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and initially bears interest at LIBOR plus 1.75% or Prime plus .25%. As of January 31, 2006, the maximum availability calculated under the borrowing base was $53,798, of which $8,143 was funded, and $3,212 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

      The Term Loan is a five and one half year term facility with payment due in 2011. The facility is collateralized by a second lien on certain assets and bears interest at LIBOR plus 6.75% or Prime plus 4.50%.

      As of January 31, 2006, the Company is in compliance with its financial covenants. In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006 the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT (continued)

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio.

      In connection with refinancing of the Company's credit facilities, the Company incurred $2,755 in issuance costs which consisted primarily of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the term of each facility. The unamortized balance of $2,664 of these costs at January 31, 2006 is included in the accompanying balance sheet.

      The Credit Facility includes a swingline sub-loan facility not to exceed $7,000. As of January 31, 2006, the Company had $2,658 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

      The Former Credit Agreement had a maturity date of June 30, 2009, and included a $50,000 sub limit for loans in certain foreign currencies. The interest rates were determined by the Company's leverage ratio and were available at LIBOR plus 1% to LIBOR plus 2.25% or Prime, to Prime plus .75%. The rates could be adjusted based on the leverage ratio calculated after the conclusion of each quarter. The Former Credit Agreement required the Company to pay a fee of .25% to .50% per annum of any unused portion of the Facility, based on the leverage ratio. During the year ended January 31, 2005, the average fee paid was .39%. The Former Credit Agreement included a letter of credit facility not to exceed $25,000, of which $22,238 was available at January 31, 2005. The Former Credit Agreement included a swingline sub-loan facility of $10,000.

      On November 21, 2005 the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (Notes). The Company received net proceeds of approximately $72,300 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to reduce the balance of its Former Credit Agreement.

      The Notes are unsubordinated unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. The Notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company's subsidiaries, except that those subsidiaries that may in the future guarantee certain of the Company's other obligations will also be required to guarantee the Notes.

      The Notes require the semi-annual payment of interest on May 1 and November 1 of each year beginning May 1, 2006 at 5.25% per annum on the principal amount outstanding. The Notes will mature on November 1, 2025. Prior to maturity the holders may convert their Notes into shares of the Company's common stock under certain circumstances. The initial conversion rate is
118.0638 shares per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $8.47 per share.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT (continued)

      At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any.

      A holder of Notes may require the Company to repurchase some or all of the holder's Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the Notes being repurchased, plus accrued interest, if any, in each case.

      If applicable, the Company will pay a make-whole premium on Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company's Common Stock has been exchanged in the fundamental change) on the conversion date for the Notes converted in connection with the fundamental change.

     The Notes were issued in an offering not registered under the Securities Act of 1933, as amended (Securities Act) and were sold to the Initial Purchasers on a private placement basis in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 144A. Pursuant to the Registration Rights Agreement, the Company agreed, as promptly as practicable, but in no event more than 90 days after the original issuance of the Notes, to file a shelf registration statement with the Securities and Exchange Commission
(SEC) covering resales of the Notes and the Common Stock issuable upon conversion of the Notes. In addition, the Company agreed to use its commercially reasonable efforts to cause the shelf registration statement to become effective under the Securities Act on or prior to 210 days following the date the Notes were originally issued. If the Company should fail to meet the registration obligations described above, the interest rate payable on the Notes will increase by 0.25% per annum for the first 90 days the Company is not in compliance with such registration obligations and by an additional 0.25% per annum from and after the 91st day during which such registration default continues. As of April 10, 2006, the Company had not filed a shelf registration statement with the SEC.

      In connection with the issuance of the Notes, the Company incurred $2,700 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over seven years. The unamortized balance of $2,628 of these costs at January 31, 2006 is included in the accompanying balance sheet.

      The total aggregate amount of loans outstanding under the Term Loan, Credit Facility, Notes and Former Credit Agreement at any point during the year ended January 31, 2006 and 2005 were $145,673 and $149,778, respectively. For the years ended January 31, 2006, 2005 and 2004, the outstanding loans under these credit agreements computed on a monthly basis averaged $134,902, $80,314 and $28,737 at a weighted-average interest rate of 6.03%, 4.64% and 2.00%, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT (continued)

      The Company also has an uncommitted multi-currency overdraft facility. This is a senior unsecured demand loan facility, which was originally in the amount of 22 million Pounds Sterling. This senior facility was reduced to 750 thousand Pounds Sterling at the request of the Company in September 2002. There was no balance on this facility during fiscal years 2006 and 2005.

      As of January 31, 2006, the required minimum annual principal reduction of long-term debt and capital leases including interest for each of the next five fiscal years is as follows:

Year Ended January 31,                                                   Amount
================================================================================
2007                                                                   $  1,038
2008                                                                      5,216
2009                                                                         --
2010                                                                         --
2011                                                                      8,143
Thereafter                                                              125,000
--------------------------------------------------------------------------------
   Total                                                               $139,397
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

7.    STOCKHOLDERS' EQUITY

      Stock Option Plans:

      The Company has three stock option plans: the 1996 Stock Option Plan reserved 2,000,000 shares of Common Stock; the 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; and the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; for option grants. In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. On March 1, 2005, the Compensation Committee of the Board of Directors of the Company authorized and approved, effective March 1, 2005, and notwithstanding the terms of any stock option agreements between the Company and any employee, the vesting of all outstanding non-vested options then held by employees of the Company, which had been granted by the Company under the 1996 and 1998 Stock Option Plans. All subsequent grants have been fully vested.

      A summary of stock option activity related to the Company's plans is as follows:

                                   Beginning         Granted       Exercised        Canceled         Ending
                                    Balance          During          During          During         Balance
                                  Outstanding         Year            Year             Year       Outstanding      Exercisable
==============================================================================================================================
BALANCE AT
JANUARY 31, 2004
Number of shares                    2,501,374         616,297          83,102         293,063       2,741,506       1,703,513
Weighted-average
option price per share             $    23.02      $    16.32      $    13.52      $    26.10      $    21.47      $    22.29
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2005
Number of shares                    2,741,506         681,702          99,599         191,241       3,132,368       2,018,039
Weighted-average
option price per share             $    21.47      $    18.60      $     9.36      $    23.64      $    21.10      $    22.70
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2006
Number of shares                    3,132,368       1,467,701          85,300         440,771       4,073,998       4,053,900
Weighted-average
option price per share             $    21.10      $     7.75      $     6.83      $    20.84      $    16.62      $    16.62
==============================================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

7.    STOCKHOLDERS' EQUITY (continued)

      There were 449,469 and 1,504,554 shares available for future grants of options under the Company's stock option plans as of January 31, 2006 and 2005, respectively. The following table summarizes information about the stock options outstanding at January 31, 2006:

                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   ----------------------------------------------     ----------------------------
                                                     Weighted-
                                                      Average        Weighted-                          Weighted-
                                                     Remaining        Average                            Average
      Range of                         Number       Contractual      Exercise            Number          Exercise
  Exercise Prices                   Outstanding         Life           Price           Exercisable        Price
==================================================================================================================
 $  6.00 -  9.13                      1,295,445      9.4 years        $  7.53           1,295,445         $ 7.53
 $  9.80 - 14.70                        352,524      5.4 years        $ 11.58             352,524         $11.58
 $ 14.94 - 22.31                      1,967,199      6.2 years        $ 18.94           1,947,101         $18.96
 $ 26.76 - 37.28                        400,980      5.1 years        $ 33.57             400,980         $33.57
 $ 48.44 - 55.94                         57,850      4.5 years        $ 54.49              57,850         $54.49
------------------------------------------------                                      ------------
       Total                          4,073,998      7.0 years        $ 16.62           4,053,900         $16.62
================================================                                      ============

      Rights Plan:

      In February 2000, the Company's Board of Directors declared a dividend of one common stock purchase right (Right) for each share of Common Stock outstanding on March 3, 2000, to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. In fiscal year 2005, an amendment was signed among the Company, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent. The Company appointed the Bank of New York as successor rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

8.    INCOME TAXES

      The components of (loss) income before income taxes and minority interest were as follows:

Years Ended January 31,                                                   2006         2005          2004
===========================================================================================================
Domestic                                                                $(36,851)     $(41,704)    $20,794

Foreign                                                                  (11,366)      (39,083)      2,975
-----------------------------------------------------------------------------------------------------------
   (Loss) income before income taxes and minority interest              $(48,217)     $(80,787)    $23,769
===========================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

8.    INCOME TAXES (continued)

      The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,                      2006         2005           2004
================================================================================
Current:
   Federal                                $ (3,449)     $   (337)      $  6,261
   State                                      (318)          (46)           308
   Foreign                                   3,740         1,213            574
--------------------------------------------------------------------------------
                                               (27)          830          7,143
--------------------------------------------------------------------------------
Deferred:
   Federal                                  10,731       (21,352)         1,701
   State                                     2,065        (1,134)            79
   Foreign                                    (407)          367           (128)
--------------------------------------------------------------------------------
                                            12,389       (22,119)         1,652
--------------------------------------------------------------------------------
     Total                                $ 12,362      $(21,289)      $  8,795
================================================================================

      The components of the deferred tax asset and liability as of January 31, 2006 and 2005 were as follows:

Years Ended January 31,                                      2006         2005
================================================================================
ASSETS
Vacation and compensation accruals                         $  4,882    $  4,712
Bad debt, inventory and return allowances                     7,739       5,734
Warranty reserves                                             2,822       3,109
Postretirement benefits                                       1,684       1,697
Net operating losses                                          2,527         671
Derivatives                                                      --         258
Foreign tax credits                                              --       1,004
Environmental reserves                                          836       2,056
Other accruals                                                1,382       1,255
Pension obligation                                            3,732          --
Research and development tax credits                            809          --
Unrepatriated earnings                                           --      10,461
--------------------------------------------------------------------------------
   Total deferred tax assets                                 26,413      30,957
--------------------------------------------------------------------------------
LIABILITIES
Depreciation and amortization                                (7,200)    (16,849)
Pension obligation                                               --      (6,988)
Derivatives                                                  (2,853)         --
Cumulative translation adjustment                                --      (3,030)
Unrepatriated earnings                                       (1,610)         --
--------------------------------------------------------------------------------
   Total deferred tax liability                             (11,663)    (26,867)
--------------------------------------------------------------------------------
Valuation allowance*                                        (22,817)     (1,538)
--------------------------------------------------------------------------------
     Net deferred tax (liability) asset                    $ (8,067)   $  2,552
================================================================================

* At January 31, 2005, the Company had established a valuation allowance of $1,538 for foreign tax credits related to the deferred tax asset related to the investment in several foreign subsidiaries. This valuation allowance was reversed when the deferred tax asset related to these investments was written off during the year ended January 31, 2006. An additional valuation allowance of $22,817 was established against certain U.S. federal, state and foreign deferred tax assets due to negative evidence related to C&D's ability to generate sufficient taxable income to realize these assets. Realization of the Company's other deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

8.    INCOME TAXES (continued)

      Consistent with Company policy, the Company evaluates the realizability of all of its tax assets each quarter. As a result of this review, the Company recorded the following items in the year ended January 31, 2006:

      o A write-off of $8,614 in deferred tax assets related to the investment in certain foreign subsidiaries due to the lack of positive evidence regarding the realization of these assets in the foreseeable future. This amount was partially offset by the reversal of the valuation allowance of $1,538 at January 31, 2005 related to foreign tax credits associated with unrepatriated earnings from these subsidiaries.

      o The establishment of a valuation allowance of $19,108 against U.S. federal and state deferred tax assets and a valuation allowance of $3,709 against certain foreign deferred tax assets due to negative evidence related to C&D's ability to generate sufficient taxable income to realize these assets. This negative evidence includes the significant losses recognized in the fiscal years ended January 31, 2005 and 2006.

      As a result of the significant federal net operating loss generated in the current year, C&D has recorded a prepaid tax asset of $3,381 related to the expected cash refund resulting from the carry back of the loss generated in fiscal 2006 to fiscal 2004 and 2005. As a result of this carry back, C&D will elect to deduct, rather than credit, foreign tax deemed paid by the US entity in these years. This resulted in a charge of $2,154 as these foreign taxes have previously been benefited for financial statement purposes as foreign tax credits.

      As of January 31, 2006, the Company had federal net operating loss carryforwards of approximately $1,871, state net operating loss carryforwards of $11,230, foreign net operating loss carryforwards of $874 and foreign research and development tax credits of $800. These losses and credits begin to expire in varying amounts from December 31, 2009 to January 31, 2026.

      Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2006, 2005 and 2004, respectively, are as follows:

Years Ended January 31,                                                                    2006         2005*         2004*
=============================================================================================================================
U.S. statutory income tax                                                               $(16,394)     $(28,276)     $  8,319
Effect of:
  State tax, net of federal income tax benefit                                            (1,863)       (1,018)          317
  Write off of deferred tax asset related to the investment in foreign subsidiaries        8,614            --            --
  Tax effect of foreign operations                                                         2,149           (63)           69
  In-process research and development                                                         --           154            --
  Goodwill and intangible asset impairment                                                 4,415         7,146            --
  Research and development tax credits                                                      (513)           --            --
  Change in valuation allowance                                                           14,265           854         1,097
  Deduction of prior year foreign tax credits                                              2,154            --            --
  Other                                                                                     (465)          (86)       (1,007)
-----------------------------------------------------------------------------------------------------------------------------
     Total provision (benefit) for income taxes at the effective rate                   $ 12,362      $(21,289)     $  8,795
=============================================================================================================================

*     Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.   COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2006, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,                                                Amount
--------------------------------------------------------------------------------
2007                                                                  $  4,292
2008                                                                     3,610
2009                                                                     3,414
2010                                                                     3,199
2011                                                                     2,687
Thereafter                                                               3,031
--------------------------------------------------------------------------------
   Total                                                              $ 20,233
================================================================================

      Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2006, 2005 and 2004, was $6,236, $4,957 and $3,700,
respectively.

      (B) Contingent Liabilities:

Legal

      In January 1999, the Company received notification from the U.S. Environmental Protection Agency (EPA) of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (DOJ) through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a tentative settlement, subject to execution of a Consent Decree, with an agreed civil penalty of $1,600. Terms of the Consent Decree have been negotiated and agreed to by the parties. The Company has executed the Consent Decree and it has been submitted to the EPA and DOJ for signature. The executed Consent Decree will then be lodged with the Court. In addition to the civil penalty, the Consent Decree, if finalized in the form submitted to the EPA and DOJ, will require the Company to submit to the EPA a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures will be required to be implemented by the Company in accordance with a schedule approved by the EPA. Once approved, the Compliance Work Plan and schedule will become fully enforceable parts of the Consent Decree. The Consent Decree will also require certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree will further require certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree will provide for stipulated penalties for noncompliance with the requirements of the Consent Decree occurring after the lodging of the Consent Decree with the Court. The Company does not expect that the Consent Decree will have a material adverse effect on its business, financial condition or results of operations.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (Allied) for the acquisition (the Acquisition) of the Company (the Acquisition Agreement), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell (Honeywell).

      C&D is participating in the investigation of contamination at several lead smelting facilities (Third Party Facilities) to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

      Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, C&D and several other potentially responsible parties (PRPs) agreed upon a cost sharing allocation for performance of remedial activities required by the United States EPA Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including C&D, for which C&D's allocated share rose from 5.25% to 7.79%.

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. (NL) and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continue to negotiate with NL at this site regarding the Company's share of the allocated liability, which it expects will not have a material adverse effect on its business, financial condition or results of operations.

      The Company is also aware of the existence of contamination at its Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (NYSDEC) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (ROD) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved workplan. In February 2000, the Company filed suit against Avnet, Inc., which has agreed in principle to bear a substantial share of the costs associated with investigation and remediation of the lagoon-related contamination. Should the parties fail to reach a final settlement agreement, the Company will aggressively pursue available legal remedies. Additionally, should the parties fail to reach a final settlement agreement, NYSDEC may conduct the remediation and seek recovery from the parties.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.    COMMITMENTS AND CONTINGENCIES (continued)

      C&D,  together  with  Johnson  Controls,  Inc.  (JCI),  is  conducting  an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (CVOCs) in groundwater.

      In January 1999, the Company received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and DOJ through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a tentative settlement, subject to execution of a Consent Decree, with an agreed civil penalty of $1,600. Terms of the Consent Decree have been negotiated and agreed to by the parties. The Company has executed the Consent Decree and it has been submitted to the EPA and DOJ for signature. The executed Consent Decree will then be lodged with the Court. In addition to the civil penalty, the Consent Decree, if finalized in the form submitted to the EPA and DOJ, will require the Company to submit to the EPA a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures will be required to be implemented by the Company in accordance with a schedule approved by the EPA. Once approved, the Compliance Work Plan and schedule will become fully enforceable parts of the Consent Decree. The Consent Decree will also require certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree will further require certain NPDES compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree will provide for stipulated penalties for noncompliance with the requirements of the Consent Decree occurring after the lodging of the Consent Decree with the Court. The Company does not expect that the Consent Decree will have a material adverse effect on its business, financial condition or results of operations.

      In February 2005, the Company received a request from EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company has submitted an investigation work plan to EPA, and testing in accordance with the plan is being conducted. EPA has recently advised that the agency also wants C&D to embark upon a more comprehensive investigation under an agreed consent order to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. The scope of any potential exposure is not defined at this time. However, the Company does not currently believe that this matter will have a material adverse effect on its business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.    COMMITMENTS AND CONTINGENCIES (continued)

     In March 2005, the FASB released FIN 47, which requires companies to record a conditional asset retirement obligation (CARO) for any legal obligations to perform asset retirement activities. The Company evaluated the impact of FIN 47 and determined that it has numerous battery facilities that are classified as subject to prescribed post-closure cleanup actions, which include requirements for the disposal of all hazardous wastes within 90 days of facility closure. The hazardous wastes are contained within wastewater holding tanks. The Company has no plans or legal requirements to remove or replace the tanks. The Company's tank cleanup and removal is conditional on closure or sale of the plants. There is an indeterminate settlement date for the retirement obligation to which the holding tanks give rise, because the range of time over which the Company may settle the obligation is unknown and cannot be estimated. The Company will continue to monitor the measurement of this liability if plans for these manufacturing sites should change.

     The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of January 31, 2006, accrued environmental reserves totaled $3,775 consisting of $2,534 in other current liabilities and $1,241 in other liabilities. During fiscal year 2006, the Company reversed $3,504 of environmental reserves as a result of revised estimates associated with two of its facilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

      (C) Purchase Commitments:

      Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company entered into a lead commitment contract for a thirteen-month period ending in January 2007 at market rates resulting in an estimated commitment of $6,216. Under a manufacturing supply agreement, the Company is committed to purchase approximately $1,944 of inventory as of January 31, 2006. No other significant purchase commitments existed at January 31, 2006, and none are expected to exceed usage requirements.

10.   MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2006, 2005 and 2004.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments at January 31, 2006 and 2005, were as follows:

                                                                         2006                       2005*
                                                              ------------------------   -------------------------
                                                               Carrying                   Carrying
                                                                Amount     Fair Value      Amount      Fair Value
==================================================================================================================
Cash and cash equivalents                                     $  25,693     $  25,693     $  26,855     $  26,855
Debt (excluding capital lease obligations)                      133,081       145,456       134,237       134,237
Commodity hedges                                                  6,507         6,507            --            --
Foreign exchange hedges                                             (38)          (38)           78            78
Interest rate swaps                                                  --            --          (644)         (644)
==================================================================================================================

      * Reclassified for comparative purposes.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents - the carrying amount approximates fair value because of the short maturity of these instruments.

      The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the short term maturity of these instruments and are excluded from the above table.

      Long term debt (excluding capital lease obligations) - the fair value of the Notes was determined using quoted market prices at the balance sheet date. The carrying value of the Company's remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

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

      The Company uses derivative instruments according to a financial risk management policy in order to manage its exposure to changes in certain commodity prices and exchange rates. The Company applies hedge accounting by documenting the relationships of the derivatives to the hedged items and continuously evaluates their effectiveness.

      The Company applies hedge accounting in accordance with SFAS No. 133 as amended, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $(38) and $78 as of January 31, 2006 and 2005. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

      The Company does not use derivatives for speculative purposes, nor is it a party to leveraged derivatives. The Company is exposed to credit risk related to its financial instruments in the event of non-performance by the counterparties. As such, the Company has a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

      Interest rate risk - The Company may from time to time use interest rate swaps to maintain certain proportions of fixed versus variable rate debt per policy. The Company does not have any interest rate swaps outstanding as of January 31, 2006. On January 31, 2005, the Company had a notional amount of $30,000 outstanding with a fair value of $(644) which was classified as a cash flow hedge. Therefore, changes in the fair value, net of taxes, were recorded in Accumulated Other Comprehensive (Loss) Income.

      Commodity risk - In fiscal year 2006, the Company began to enter into hedges with financial institutions to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of its Power Systems division. The Company uses forward contracts to fix the price of a portion of its purchases according to its policies. The notional amount of the lead forward contracts as of January 31, 2006 was $23,204. At January 31, 2006, these forward contracts had a market value of $6,507, which was recorded in Accumulated Other Comprehensive Income. During fiscal year 2006 the Company settled lead forward contracts for cash proceeds of $1,201, which was either recorded as a reduction of cost of goods sold to the extent that Inventory was sold; otherwise, it was deferred in Accumulated Other Comprehensive (Loss) Income. Effective February 23, 2006, one of the Company's financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in notional value lead forward contracts. This settlement resulted in cash proceeds of $3,099. The settlement does not change the head accounting for these forward contracts, with the gain in Comprehensive (Loss) Income continuing to be released to earnings during fiscal 2007 in the month in which the hedged item is recognized in cost of sales.

      The net market value of the Company's lead contracts was $6,507 at January 31, 2006. There were no lead contracts at January 31, 2005.

      Commodity and interest rate derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in Other Comprehensive Income in Stockholders' Equity and are released to earnings during the period in which the hedged items impact earnings.

      Effective for fiscal year 2006, the Company adopted a lead hedging policy. The Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge its exposure to the fluctuations in the price of lead, the primary raw material component used in the Power Systems division. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in Other Comprehensive (Loss) Income until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      Foreign exchange risk - The Company uses currency forwards or options to hedge certain foreign currency denominated receivables or payables, primarily in Canadian Dollars, Pounds Sterling, Euros, Yen and Mexican Pesos. These hedges offset the changes in the underlying assets or liabilities until the items are relieved from the balance sheet.

      Foreign exchange derivatives have been designated as fair value hedges. The changes in the fair value of the hedges are recorded in earnings immediately and offset a comparable gain or loss in an underlying asset or liability.

      The notional values of the foreign exchange contracts are as follows:

Currency, at January 31                                       2006         2005
================================================================================
Pounds Sterling                                             $ 23,072    $    706
Canadian Dollars                                               4,321       3,281
Yen                                                            1,011       1,350
Euros                                                            953       1,056
Mexican Pesos                                                     87          --

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS

      The Company has various noncontributory defined benefit pension plans, which cover certain employees in the United States. Certain employees of the Japanese subsidiary of Datel, Inc., acquired on June 30, 2004, are also covered by a defined benefit pension plan.

      The Company's funding policy for the domestic plans is to contribute annually an amount that can be deducted for federal income tax purposes. Pension benefits for the Company's defined benefit plans are generally based on employees' years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities. The Company's funding policy for the Japanese plan is to make contributions in accordance with Japanese laws and regulations. The Japanese plan is qualified under Japanese income tax regulations, and the related contributions and premiums are tax deductible.

      The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements (postretirement benefits) through two plans. One of these plans was amended on April 1, 2005 to decrease the life insurance benefits for retirees.

      Benefit payments for the Company's domestic and foreign pension and post retirement plans are expected to be paid as follows:

                                                     Pension     Postretirement
Years Ended January 31,                                Plans         Plans
================================================================================
2007                                                 $  3,051        $  266
2008                                                    3,163           274
2009                                                    3,270           299
2010                                                    3,354           339
2011                                                    3,538           399
2012 - 2016                                            21,071         2,144

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2006 and 2005, and a statement of the funded status as of January 31, 2006 and 2005. The measurement dates are December 31, 2005 and 2004.

                                                                  Pension Benefits         Postretirement Benefits
                                                             ------------------------     -------------------------
                                                               2006            2005         2006            2005
===================================================================================================================
Change in benefit obligation:
   Benefit obligation at beginning of year                   $ 72,650        $ 66,374     $  4,554        $  4,322
   Service cost                                                 1,805           1,759          195             158
   Interest cost                                                4,088           3,911          253             207
   Plan amendments                                                 --              --         (653)            805
   Special termination benefits                                    --               3           --              --
   Actuarial loss (gain)                                        2,638           2,076          517            (682)
   Acquisition                                                     --           1,390           --              --
   Exchange rate adjustment                                      (194)             43           --              --
   Benefits paid                                               (3,267)         (2,906)        (358)           (256)
-------------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                       $ 77,720        $ 72,650     $  4,508        $  4,554
===================================================================================================================
Change in plan assets:
   Fair value of plan assets at beginning of year            $ 64,551        $ 58,676     $     --        $     --
   Actual return on plan assets                                 1,002           3,322           --              --
   Acquisition                                                     --           1,009           --              --
   Employer contributions                                         894           4,422          358             256
   Exchange rate adjustment                                      (120)             28           --              --
   Benefits paid                                               (3,267)         (2,906)        (358)           (256)
-------------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                $ 63,060        $ 64,551     $     --        $     --
===================================================================================================================
Reconciliation of funded status:
   Funded status                                             $(14,660)       $ (8,099)    $ (4,508)       $ (4,554)
   Unrecognized actuarial loss (gain)                          29,670          24,679          248            (269)
   Unrecognized prior service cost                                 80             124         (122)            539
   Contributions made after measurement date
     but before the end of the fiscal year                          5               3           --              --
-------------------------------------------------------------------------------------------------------------------
     Net amount recognized
       at measurement date at end of year                    $ 15,095        $ 16,707     $ (4,382)       $ (4,284)
===================================================================================================================
Amounts recognized in the statement of financial position
consist of:
   Prepaid pension cost                                      $ 19,128        $ 20,875     $     --        $     --
   Intangible asset                                                80              --           --              --
   Accumulated Other Comprehensive Income                      24,661              --           --              --
   Contributions made after measurement date
     but before the end of the fiscal year                          5               4           --              --
   Accrued benefit liability                                  (28,779)         (4,172)      (4,382)         (4,284)
-------------------------------------------------------------------------------------------------------------------
     Net amount recognized at end of fiscal year*            $ 15,095        $ 16,707     $ (4,382)       $ (4,284)
===================================================================================================================

      As of January 31, 2006, prepaid benefit cost is presented net of the accrued benefit liability in Other Liabilities. Prepaid benefit cost is included in intangible and other assets, net and the accrued benefit liability is included in other liabilities as of January 31, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

                                                         Pension Benefits                         Postretirement Benefits
                                             --------------------------------------         --------------------------------
                                               2006           2005            2004            2006        2005         2004
=============================================================================================================================
Components of net periodic benefit cost:
   Service cost                              $ 1,805        $ 1,759         $ 1,513         $   195     $   158      $   172
   Interest cost                               4,088          3,912           3,823             253         207          252
   Expected return on plan assets             (5,141)        (4,886)         (4,122)             --          --           --
   Amortization of prior service costs            14             18              19               8         920          115
   Recognized actuarial loss/(gain)            1,766          1,488           1,409              --          (2)          (3)
   Curtailment                                    29             --              --              --          --           --
   Special termination benefit                    --              3              --              --          --           --
------------------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost               $ 2,561        $ 2,294         $ 2,642         $   456     $ 1,283      $   536
=============================================================================================================================
Weighted-average assumptions
used to determine benefit
obligation as of January 31*:
   Discount rate                                5.52%          5.67%           6.00%           5.60%       5.75%        6.00%
   Rate of compensation increase***             4.36%          4.36%      4.00-4.95%            N/A         N/A          N/A
Weighted-average  assumptions
used to determine net cost for
the periods ended January 31**:
   Discount rate                                5.67%          5.92%           7.00%           5.75%       6.00%        7.00%
   Expected long-term
     rate of return on plan assets              8.12%          8.36%           8.50%            N/A         N/A          N/A
   Rate of compensation increase***             4.36%          4.39%      4.00-4.95%           4.45%       4.45%         N/A

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

      The Company sponsors two postretirement benefit plans for certain employees in the United States; the Company contributions to one of them are fixed so there is no material trend rate assumption. The other plan has a cap on benefits in place. The impact of a change in the assumed health care cost trend rate is zero as the per capita claims costs have exceeded the cap since 2004. The reported postretirement benefit obligation does not reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003. C&D provides prescription drug benefits to some Medicare-eligible retirees, but is not expected to qualify for the tax-free federal subsidy.

      The accumulated benefit obligation of the domestic and Japanese pension plans was $71,259 and $66,043 for fiscal years 2006 and 2005, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

      For fiscal year 2006, the accumulated benefit obligation exceeded the plan assets for the four domestic plans and the Japanese plan. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $77,720, $71,259 and $63,060, respectively for fiscal year 2006.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the one domestic pension plan and the Japanese pension plan, with accumulated benefit obligations in excess of plan assets, were $9,383, $7,036 and $4,645, respectively for fiscal year 2005.

      The pension plans, domestic and Japanese, have the following asset allocations, as of their measurement dates:

                                                           Actual Percentage of
                                                              Plan Assets at
                                                                December 31,
                                                        ------------------------
                                                          2005          2004
================================================================================
ASSET CATEGORY
Equity Securities - Domestic                               30.90%       58.00%
Equity Securities - International                          10.70%        8.80%
--------------------------------------------------------------------------------
   Total                                                   41.60%       66.80%
================================================================================
Debt Securities                                            49.30%       25.40%
Other                                                       9.10%        7.80%
--------------------------------------------------------------------------------
   Total                                                  100.00%      100.00%
================================================================================

The Pension Plans' investment policy includes the following asset guidelines:

                                                         Domestic      Japanese
                                                           Plans         Plan
                                                          Policy        Policy
Asset Allocation Policy Guidelines                        Target*      Target**
================================================================================
ASSET CLASS
Fixed Income                                               53.00%        0.00%
Domestic Equity                                            29.10%        0.00%
International Equity                                       10.40%        0.00%
Other *                                                     7.50%      100.00%

      *A small percentage of the largest pension plan assets are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

      **The plan assets of the Japanese pension plan are invested in the general assets of a Japanese insurance company. The investment profile of the Japanese insurance company is 60% to 80% debt securities, 5% to 20% equity securities, a maximum of 10% real estate and a maximum of30% other.

      The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets. Equity securities - Domestic include Company common stock in the amounts of $2,023 (3.3% of total domestic plan assets) and $4,524 (7.1% of total domestic plan assets) at December 31, 2005 and 2004, respectively.

      Assuming that the actual return on plan assets is consistent with the expected rate of 8.12% for the domestic plans for fiscal year 2007, and that interest rates remain constant, the Company would not be required to make any contributions to its domestic pension plans for fiscal year 2007. The Company expects to make discretionary contributions totaling approximately $1,520 to one of its domestic pension plans and to make contributions of approximately $61 to the Japanese plan. The Company

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

also expects to make contributions totaling approximately $266 to the two domestic Company sponsored postretirement benefit plans.

      In addition to the broad asset allocation described above, the following policies apply to individual asset classes for the domestic plans:

            Fixed income investments for the domestic plans are oriented toward investment grade securities rated "Baa" or higher, with a small exposure to high yield and emerging markets debt. They are diversified among individual securities and sectors. The average maturity is similar to that of the broad U.S. bond market. For the Japanese plan, fixed income investments held by the Japanese insurance company are principally in Yen denominated bonds of high quality ratings.

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

      Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's expense was $1,490, $1,577 and $2,174 for the years ended January 31, 2006, 2005 and 2004, respectively.

      The Company has Supplemental Executive Retirement Plans (SERPs) that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $389, $767 and $581 for the years ended January 31, 2006, 2005 and 2004, respectively. The liability for these plans was $3,873 and $3,635 as of January 31, 2006 and 2005, respectively, and was included in other liabilities.

      The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a rabbi trust) accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with GAAP for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2006 and 2005, the liability for the Company's Deferred Compensation Plan was $718 and $953, respectively, and was included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

14.   ASSET IMPAIRMENTS

      During the fiscal years 2006 and 2005, the Company identified facts suggesting that long-lived assets and goodwill within the each of its operating divisions may be impaired. As a result, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company first completed an assessment of its long-lived assets within the various asset groupings and determined that the carrying value of its long-lived assets within those identified asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assessed the carrying value of its goodwill by division using the two-step, fair-value based test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed to determine if the implied fair value of the goodwill was less than the carrying amount. An income approach was utilized to determine the fair value of the reporting unit.

      During the fourth quarter of fiscal year 2006, the Company recorded impairment charges of $2,641 related to its Huguenot, New York facility. The impairment charges result from the Company's identification of inadequate discounted cash flows to support the book value of buildings and equipment over their remaining useful life. The impairment charges consisted of $2,047 in Buildings and Improvements and $594 in Machinery and Equipment. These charges were included in Cost of Sales.

      The Company completed an impairment review with respect to the third quarter of fiscal year 2006 and found in connection with its preparation and review of the Company's financial statements that an impairment existed with respect to certain identifiable intangible assets of the PED as of October 31, 2005, due to a decline in financial projections of customer relationships. These factors included the realization that for each of the three quarters to date of fiscal year 2006, operating results in PED were below the results included in the financial forecast used in the Company's annual impairment assessment performed at January 31, 2005. Additional forecasts indicated that this trend would continue. As a result, in accordance with SFAS No. 144, the Company first completed an assessment of its long-lived assets within the various asset groupings of PED and determined that the carrying value of its long-lived assets within the Tucson and CPS asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively.

      As a result of the impairment tests, as of October 31, 2005, the Company recorded a pre-tax charge of $2,161 related to the fixed assets at its Tucson location and $20,045 of intangible assets for PED. The charges were included in Cost of Sales and Operating Expenses, respectively. Given the indicators noted above and the existence of an impairment of PED's long-lived assets, the Company completed a goodwill analysis and determined there to be an impairment. The Company recorded a pre-tax charge of $13,674 for PED goodwill.

      The Company completed its fiscal year 2005 annual impairment review with in the fourth quarter of fiscal year 2005 and found in connection with its preparation and review of its financial statements that a pre-tax impairment of $74,233 was required in the PED as of January 31, 2005. No impairment to goodwill existed in any other division as of January 31, 2005.

      In addition, it was determined that an impairment existed with respect to certain intellectual property of the PED as of January 31, 2005, due to a decline in financial projections of certain products. As a result, the Company recorded a pre-tax non-cash impairment charge of $464 included in research and development expense in fiscal year 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

14.   ASSET IMPAIRMENTS (continued)

      During the third quarter of fiscal 2005, the Company substantially completed the transition of its Motive Power V-Line(R) and former Standby Power HD products (now replaced by the MSE and msEndur(TM)) to the Company's Reynosa, Mexico facility. As a result of the completion of feasibility analyses and successful product start-up testing, the Company recorded impairment charges related to machinery and equipment of $9,488, consisting of $6,293 in Leola, Pennsylvania (recorded in the Company's Standby Power Division) and $3,195 in Huguenot, New York (recorded in the Company's Motive Power Division). These charges are included in the cost of sales on the Consolidated Statement of Operations. These impairment charges were primarily related to the equipment associated with the HD product line in Leola and the V-Line products manufactured in Huguenot. In general, older, excess and/or immovable manufacturing equipment was replaced by more modern production equipment located in the Company's Reynosa, Mexico facility. The Leola impairment charge also included certain equipment related to the Round Cell product line, for which sales have declined as a result of being displaced by the Company's other flooded products manufactured at another facility. Additionally, one of the Company's buildings in Leola has been reclassified as held for sale. This building, which had a book value of $2,014 at October 31, 2004, has been written down to $1,400, its expected fair value, resulting in a loss of $114.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

15.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2006 and 2005, follow:

                                                  First        Second        Third        Fourth
Year Ended January 31, 2006                      Quarter       Quarter      Quarter       Quarter
===================================================================================================
Net sales                                       $ 122,821     $ 123,076    $ 126,966     $ 124,544
Gross profit                                       21,751        23,437       17,799        19,921
Operating (loss) income                            (1,141)        2,781      (37,831)       (1,560)
Net (loss) income                                  (1,709)        1,050      (59,983)          (20)
Net (loss) income per common share - basic          (0.07)         0.04        (2.36)         0.00
Net (loss) income per common share - diluted        (0.07)         0.04        (2.36)         0.00

      The results for the third quarter of fiscal year 2006 included pre-tax charges for impairment of identifiable intangible assets, goodwill and fixed assets of $20,045, $13,674 and $2,161 due to the existence of recurring realized and anticipated operating results below forecasted results in the PED. The results for the fourth quarter of fiscal year 2006 included pre-tax charges for impairment of fixed assets of $2,641 at the Company's Huguenot, New York facilities, and a reversal of $3,504 for environmental reserves as a result of revised estimates associated with two of its facilities that had been accrued in the third quarter of fiscal year 2005..

                                                  First        Second        Third        Fourth
Year Ended January 31, 2005                      Quarter       Quarter      Quarter       Quarter
===================================================================================================
Net sales                                       $  85,805     $  93,627    $ 112,732     $ 122,574
Gross profit                                       16,541        19,521        8,908        21,688
Operating income (loss)                             3,838         6,667       (9,399)      (75,266)
Net income (loss)                                   2,004         3,206       (7,353)      (57,350)
Net income (loss) per common share - basic           0.08          0.13        (0.29)        (2.26)
Net income (loss) per common share - diluted         0.08          0.13        (0.29)        (2.26)

      The results for the third quarter of fiscal year 2005 reflect impairment charges of $9,602 relating to the Company's Leola, Pennsylvania, and Huguenot, New York, facilities and related estimated environmental clean-up and impaired equipment decontamination charges at these two facilities in the amount of $3,881.

      The results for the fourth quarter of fiscal year 2005 included a pre-tax goodwill impairment charge of $74,233 related to the Company's completed annual impairment review.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

16.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

      The Company has the following three reportable business segments:

      The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies (UPS), cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television (CATV) signal powering, corporate data center powering and computer network backup for use during power outages.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the years ended January 31, 2006, 2005 and 2004, is shown below:

                                                     Standby        Power
Year Ended January 31, 2006                           Power      Electronics   Motive Power  Consolidated
===========================================================================================================
Net sales                                            $ 256,272     $186,305      $ 54,830      $ 497,407
Operating income (loss)                              $  12,640     $(40,521)     $( 9,870)     $ (37,751)

Year Ended January 31, 2005
===========================================================================================================
Net sales                                            $ 245,794     $111,546      $ 57,398      $ 414,738
Operating income (loss)                              $   9,211     $(71,703)     $(11,668)     $ (74,160)

Year Ended January 31, 2004
===========================================================================================================
Net sales                                            $ 232,687     $ 39,080      $ 53,057      $ 324,824
Operating income (loss)                              $  30,280     $  1,109      $ (4,711)     $  26,678

      For the year ended January 31, 2006, PED recorded non-cash pre-tax charges for impairment of identifiable intangible assets, goodwill and fixed assets of $20,045, $13,674 and $2,161 due to the existence of recurring realized and anticipated operating results below forecasted results in the Power Electronics Division. Motive Power Division recorded an impairment of fixed assets of $2,641.

      For the year ended January 31, 2005, the Power Electronics Division recorded a non-cash pre-tax goodwill impairment charge of $74,233 related to the Company's completed annual impairment review.

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

16.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

      Long-lived  assets  are  comprised  of  property,   plant  and  equipment,
over-funded pensions, investments, deposits and notes receivable.

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2006, 2005 and 2004, and for each of the years then ended is shown below:

Years Ended January 31,                          2006        2005        2004
================================================================================
Net sales*:
   United States                               $331,081    $305,742    $268,149
   Other countries                              166,326     108,996      56,675
--------------------------------------------------------------------------------
     Consolidated totals                       $497,407    $414,738    $324,824
================================================================================
Long-lived assets:
   United States                               $ 59,139    $ 93,796    $100,386
   China                                         15,627      14,862      11,548
   Mexico                                        15,062      15,121      11,037
   Other countries                                2,721       2,732       1,393
--------------------------------------------------------------------------------
     Consolidated totals                       $ 92,549    $126,511    $124,364
================================================================================

* Net sales by geographic area is determined by the location of the customer.

17. WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,                                               2006        2005
=========================================================================================
Balance at beginning of year                                       $  8,303     $  9,759
Opening balance sheet liability of acquired companies                    --          393
Current year provisions                                               6,429        3,872
Expenditures                                                         (7,098)      (5,725)
Effect of foreign currency translation                                   (4)           4
-----------------------------------------------------------------------------------------
   Balance at end of year                                          $  7,630     $  8,303
=========================================================================================

      As of January 31, 2006, accrued warranty obligations of $7,630 include $4,020 in current liabilities and $3,610 in other liabilities. As of January 31, 2005, accrued warranty obligations of $8,303 include $4,958 in current liabilities and $3,345 in other liabilities.

18.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Years Ended January 31,                                              2006         2005
=========================================================================================
Cumulative translation adjustment                                  $  5,358     $  5,661
Accumulated net unrealized holding gain (loss) on derivatives         7,427         (386)
Minimum pension liability adjustment                                (24,661)          --
-----------------------------------------------------------------------------------------
   Total accumulated other comprehensive (loss) income             $(11,876)    $  5,275
=========================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

19.   SUBSEQUENT EVENT

      On April 3, 2006, the Company entered into an agreement with Celestica Hong Kong Limited, an affiliate of Celestica (Celestica), to terminate the existing agreement for manufacture dated September 30, 2004, by which Celestica manufactures DC to DC and AC to DC power supplies for the Company. The Company plans to have completed the wind down of manufacturing operations with Celestica by the end of September 2006. The production of these power supplies will be transferred to other contract manufacturers.

      On April 6, 2006, the Company announced further actions associated with the revitalization of its Motive Power Products business. These actions include launching new products to open access to several unaddressed markets, the planned closure of our Huguenot, New York facility and relocation of production to Reynosa, Mexico and the establishment of new distribution centers to service the Company's customer base.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2006, 2005 and 2004
                             (Dollars in thousands)

                                                                         Additions
                                                           Additions     Charged
                                              Balance at  Charged to        to                                   Balance at
                                              Beginning     Costs &       Other      Translation    Deductions     End of
                                              of Period    Expenses      Accounts     Adjustment       (a)         Period
===========================================================================================================================
Deducted from Assets

Allowance for doubtful accounts:
Year ended January 31, 2006                     $ 2,018      $ 1,027    $    --         $     6      $   162      $ 2,889
Year ended January 31, 2005                       1,476           32        751(b)           --          241        2,018
Year ended January 31, 2004                       1,906           --         --              --          430        1,476

Valuation allowance for deferred tax assets:

Year ended January 31, 2006                     $ 1,538      $14,265    $ 7,014(c)      $    --      $    --      $22,817
Year ended January 31, 2005                       1,097          855         --              --          414        1,538
Year ended January 31, 2004                          --           --      1,097              --           --        1,097


----------
(a)   Amounts written-off, net of recoveries and reserve reversals.

(b)   Additions totaling $751 relate to business acquisitions.

(c)   Additions totaling $7,014 were charged to Other Comprehensive Income.