Form 10-K/A
period 2006-01-31
C&D TECHNOLOGIES INC
filed 2006-05-02
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)

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

EXPLANATORY NOTE

C&D Technologies, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the "Form 10-K") (filed on April 10, 2006) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the "Form 10-K/A"). This Form 10-K/A includes an amendment to the following section of the Form 10-K:

Pages 27-39. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The only change is to correct tabular information presented on page 32.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 10, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Analysis of Change in Operating (Loss) Income

                                                          Standby          Power         Motive
                                                           Power        Electronics       Power
Fiscal Year 2006 vs. 2005                                 Division        Division      Division    Consolidated
=================================================================================================================
Operating income (loss) - fiscal 2005                     $  9,211       $(71,703)      $(11,668)      $(74,160)
Lead - increased costs                                      (7,764)            --         (1,933)        (9,697)
Fiscal 2006 fixed asset impairment                              --         (2,161)        (2,641)        (4,802)
Fiscal 2005 fixed asset impairment                           6,407             --          3,195          9,602
Fiscal 2006 intangible asset impairment                         --        (20,045)            --        (20,045)
Fiscal 2005 intangible asset impairment                         --            464             --            464
Fiscal 2006 goodwill impairment                                 --        (13,674)            --        (13,674)
Fiscal 2005 goodwill impairment                                 --         74,233             --         74,233
Fiscal 2006 environmental liability estimate change          2,481             --          1,023          3,504
Fiscal 2005 environmental accrual                            2,481             --          1,400          3,881
Fiscal 2006 management changes -
    severance/executive search fees                         (1,528)        (1,353)          (499)        (3,380)
Sarbanes-Oxley costs - decrease (increase)                      56           (997)            23           (918)
Increase in Standby and Motive warranty expense             (1,201)            --         (1,052)        (2,253)
Fiscal 2006 - RoHS compliance                                   --         (2,684)            --         (2,684)
Fiscal 2006 - PED assimilation charges                          --           (770)            --           (770)
Fiscal 2005 Reynosa transition costs                           599             --            827          1,426
Pricing, volume, mix and other                               1,898         (1,831)         1,455          1,522
----------------------------------------------------------------------------------------------------------------
Operating income (loss) fiscal 2006                       $ 12,640       $(40,521)      $ (9,870)      $(37,751)
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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of February 1, 2006.

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

                                            C&D TECHNOLOGIES, INC.

     May 2, 2006                            By: /s/ Ian J. Harvie
                                              ----------------------------------
                                                    Ian J. Harvie
                                                    Vice President and
                                                    Chief Financial Officer

Item 15. Exhibits and Financial Statement Schedules

        (3) Exhibits:

            31.1 Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

            31.2 Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                                                   EXHIBIT 31.1

                                  CERTIFICATION

      I, Jeffrey A. Graves, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of C&D Technologies, Inc. for the fiscal year ended January 31, 2006;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.



Date: May 2, 2006                              /s/ Jeffrey A. Graves
      -----------------                        ---------------------------------
                                                   Jeffrey A. Graves
                                                   President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)

      A signed original of this certification required by Section 302 has been provided to C&D Technologies, Inc. and will be retained by C&D Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

      I, Ian J. Harvie, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of C&D Technologies, Inc. for the fiscal year ended January 31, 2006;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.




Date: May 2, 2006                              /s/ Ian J. Harvie
      -----------------                        ---------------------------------
                                                   Ian J. Harvie
                                                   Vice President Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

      A signed original of this certification required by Section 302 has been provided to C&D Technologies, Inc. and will be retained by C&D Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.