Form 10-Q
period 2006-04-30
C&D TECHNOLOGIES INC
filed 2006-06-05
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006.

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accepted filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

 Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). YES |_| NO |X|

      Number of shares of the Registrant's Common Stock outstanding on April 30, 2006: 25,554,033

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets - April 30, 2006 and January 31, 2006     3

         Consolidated Statements of Operations - Three Months Ended            5
         April 30, 2006 and 2005

         Consolidated Statements of Cash Flows - Three Months Ended            6
         April 30, 2006 and 2005

         Consolidated Statements of Comprehensive Loss -
         Three Months Ended April 30, 2006 and 2005                            7

         Notes to Consolidated Financial Statements                            8

Item 2   Management's Discussion and Analysis of Financial Condition          21
         and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk           27

Item 4   Controls and Procedures                                              28

Part II  OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          29

Item 4   Submission of Matters to a Vote of Security Holders                  29

Item 6   Exhibits                                                             30

SIGNATURES                                                                    31

EXHIBIT INDEX                                                                 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                   April 30,   January 31,
                                                                     2006         2006
==========================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 25,939     $ 25,693
   Accounts receivable, less allowance for doubtful accounts
     of $2,433 and $2,889                                            84,293       78,420
   Inventories                                                       86,783       83,803
   Deferred income taxes                                              3,492        3,430
   Prepaid taxes                                                      6,740        6,838
   Other current assets                                               2,506        8,892
----------------------------------------------------------------------------------------
     Total current assets                                           209,753      207,076

Property, plant and equipment, net                                   91,015       91,041
Deferred income taxes                                                   372          401
Intangible and other assets, net                                     37,715       38,450
Goodwill                                                             81,706       81,451
----------------------------------------------------------------------------------------
     TOTAL ASSETS                                                  $420,561     $418,419
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                 $    990     $  1,038
   Accounts payable                                                  51,076       50,199
   Book overdrafts                                                      395           71
   Accrued liabilities                                               24,335       23,440
   Other current liabilities                                         30,947       35,578
----------------------------------------------------------------------------------------
     Total current liabilities                                      107,743      110,326

Deferred income taxes                                                12,907       11,660
Long-term debt                                                      141,005      133,067
Other liabilities                                                    31,745       24,051
----------------------------------------------------------------------------------------
     Total liabilities                                              293,400      279,104
----------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                            April 30,    January 31,
                                                                              2006          2006
====================================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                              8,498         8,498

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 28,932,928 and 28,828,428 shares issued, respectively           289           288
   Additional paid-in capital                                                 73,326        72,599
   Treasury stock, at cost 3,378,895 and 3,380,102 shares, respectively      (47,067)      (47,094)
   Accumulated other comprehensive loss                                      (15,775)      (11,876)
   Retained earnings                                                         107,890       116,900
--------------------------------------------------------------------------------------------------
     Total stockholders' equity                                              118,663       130,817
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $420,561      $418,419
==================================================================================================

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                           Three months ended
                                                                April 30,
                                                           2006          2005
===============================================================================
NET SALES                                                $129,167      $122,821
-------------------------------------------------------------------------------
COST OF SALES                                             110,490       101,070
-------------------------------------------------------------------------------
GROSS PROFIT                                               18,677        21,751

OPERATING EXPENSES:
   Selling, general and administrative expenses            15,196        16,679
   Research and development expenses                        7,440         6,213
-------------------------------------------------------------------------------
OPERATING LOSS                                             (3,959)       (1,141)
-------------------------------------------------------------------------------
Interest expense, net                                       3,028         2,004
Other expense, net                                            315           314
-------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST             (7,302)       (3,459)
-------------------------------------------------------------------------------
Provision (benefit) for income taxes                        1,570        (1,651)
-------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                              (8,872)       (1,808)
-------------------------------------------------------------------------------
Minority interest                                            (214)          (99)
-------------------------------------------------------------------------------
   NET LOSS                                              $ (8,658)     $ (1,709)
===============================================================================
Net loss per common share - basic                        $  (0.34)     $  (0.07)
===============================================================================
Net loss per common share - diluted                      $  (0.34)     $  (0.07)
===============================================================================
Dividends per share                                      $0.01375      $0.01375
===============================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                            Three months ended
                                                                                April 30,
                                                                            2006          2005
===============================================================================================
Cash flows from operating activities:
    Net loss                                                             $ (8,658)     $ (1,709)
    Adjustments to reconcile net loss to net cash (used) provided by operating activities:
    Minority interest                                                        (214)          (99)
    Stock option compensation                                                  50            --
    Depreciation and amortization                                           4,974         6,098
    Deferred taxes                                                          1,218           556
    (Gain) loss  on disposal of assets                                        (11)          128
   Changes in:
    Accounts and other notes receivable                                    (5,498)       (4,504)
    Inventories                                                            (2,741)         (936)
    Other current assets                                                    3,306          (432)
    Accounts payable                                                          567         4,279
    Accrued liabilities                                                       480           188
    Current taxes payable                                                    (567)       (3,253)
    Other current liabilities                                                (268)        1,732
    Other liabilities                                                       3,701           235
    Other long-term assets                                                    (88)          463
    Other, net                                                             (1,567)          (73)
-----------------------------------------------------------------------------------------------
       Net cash (used) provided by operating activities                    (5,316)        2,673
-----------------------------------------------------------------------------------------------
Cash flows provided (used) by investing activities:
  Acquisition of property, plant and equipment                             (3,478)       (1,337)
  Proceeds from disposal of property, plant and equipment                      18             8
-----------------------------------------------------------------------------------------------
       Net cash used by investing activities                               (3,460)       (1,329)
-----------------------------------------------------------------------------------------------
Cash flows provided (used) by financing activities:
  Reduction of long-term debt                                                (270)       (1,364)
  Proceeds from new borrowings                                              8,507            --
  Financing cost of long-term debt                                           (627)         (735)
  Increase (decrease) in book overdrafts                                      324        (4,029)
  Purchase of treasury stock                                                   --           (10)
  Proceeds from exercise of stock options                                     695            --
  Payment of common stock dividends                                            --          (349)
-----------------------------------------------------------------------------------------------
       Net cash provided (used) in by financing activities                  8,629        (6,487)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                  393             8
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                              246        (5,135)
Cash and cash equivalents, beginning of period                             25,693        26,855
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $ 25,939      $ 21,720
===============================================================================================

                                                                        Three months ended
                                                                                April 30,
                                                                            2006        2005
===============================================================================================
Schedule of noncash investing and financing activities
Increase (decrease) in property, plant and equipment acquisitions
   in accounts payable                                                     $  220      $ (134)
Dividend declared, but not paid                                            $  352      $   --

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                     Three months ended
                                                                          April 30,
                                                                     2006          2005
========================================================================================
NET LOSS                                                          $ (8,658)     $ (1,709)
Other comprehensive income (loss) net of tax:
   Change in unrealized (loss) gain on derivative instruments       (4,153)          263
   Foreign currency translation adjustments                            254           (50)
----------------------------------------------------------------------------------------
     TOTAL COMPREHENSIVE LOSS                                     $(12,557)     $ (1,496)
========================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim consolidated financial statements of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2006. The January 31, 2006 amounts were derived from the Company's audited financial statements. The consolidated financial statements presented herein are unaudited but, in the opinion of management, include all necessary adjustments (which comprise only normal recurring items) required for a fair statement of the consolidated financial position as of April 30, 2006, and the related consolidated statements of operations, comprehensive loss and cash flows for the three months ended April 30, 2006 and 2005. However, interim results of operations may not be indicative of results for the full fiscal year. The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.    SHARE-BASED COMPENSATION

      Effective February 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS
123R). SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes Merton Option Pricing Model (Black-Scholes)) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in our previous filings. Prior to the Company's adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. For the three month period ended April 30, 2006, due to the Company's net operating losses, no tax benefits have been realized from the exercises of options. As a result there is no cash flow impact related to tax benefits realized from the exercises during the three months ended April 30, 2006. For the three month period ended April 30, 2005, there were no options granted or exercised.

      Prior to February 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees". As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of the Company's common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure".

STOCK OPTIONS

The Company has three stock option plans: the 1996 Stock Option Plan reserved 2,000,000 shares of Common Stock; the 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; and the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; for option grants. In addition, stock can be granted to the Company's non-employee directors in lieu of their annual retainer or a portion thereof. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. Generally options are granted with a three year vesting period unless the Compensation Committee deems it appropriate to adjust the vesting period upon the date of grant. On March 1, 2005, the Compensation Committee of the Board of Directors of the Company authorized and approved, effective March 1, 2005, and notwithstanding the terms of any stock option agreements between the Company and any employee, the vesting of all outstanding non-vested options then held by employees of the Company, which had been granted by the Company under the 1996 and 1998 Stock Option Plans. All subsequent grants

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

during the fiscal year ended January 31, 2006 vested immediately upon the date of grant. Under the U.K. Stock Option Plan, upon the adoption of SFAS 123R the Company had unamortized compensation of $35 at February 1, 2006 related to 6,418 options granted in 2003, which are fully vested as of April 30, 2006, and 14,240 options granted in 2004, of which 3,140 are fully vested as of April 30, 2006. As of April 30, 2006 the unamortized compensation for the remaining option was $19, which is expected to be recognized over the period of approximately one year.

      Under the provisions of SFAS 123R, the Company recorded $50 of stock compensation related to stock option awards in its unaudited condensed consolidated statement of operations for the three months ended April 30, 2006. The Company granted 13,000 stock option awards during the three months ended April 30, 2006. Of the awards granted in the first quarter, 8,500 vested immediately; accordingly, for the quarter ended April 30, 2006, compensation cost included $32 for these awards that vested immediately. Compensation cost recognized during the period relates to the awards granted during the first quarter as well as the outstanding awards that were not vested at February 1, 2006. Based on the current awards outstanding, the estimated compensation expense for the remainder of the fiscal year is approximately $21.

      The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model. The Black- Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the estimated term of the equity instrument. Expected volatility is based on the historical volatility of the Company's stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 107 to determine the expected life assumption.

      Based on historical experience, the Company has assumed an annualized forfeiture rate of 4% for share-based compensation awards. This forfeiture rate relates to the UK stock option plan, which is the only plan that had non-vested options as of February 1, 2006. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

      No compensation expense related to stock option grants was recorded in the consolidated statement of operations for the three months ended April 30, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      SFAS 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods:

                                                                            Three months ended
                                                                              April 30, 2005
----------------------------------------------------------------------------------------------
Net loss as reported                                                            $  (1,709)
Deduct: Total stock based compensation expense determined
   under the fair value method for all grants, net of related tax effects       $  (2,309)
Net loss pro forma                                                              $  (4,018)
Net loss per common share-basic-as reported                                     $   (0.07)
Net loss per common share-basic-pro forma                                       $   (0.16)
Net loss per common share-diluted-as reported                                   $   (0.07)
Net loss per common share-diluted-pro forma                                     $   (0.16)

      The Company used the straight-line attribution method for the amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption. Total compensation cost of stock options granted but not yet vested, as of April 30, 2006, was $38, which is expected to be recognized over the weighted average period of approximately two years.

      The following table summarizes activity under all stock option plans for the respective periods:

                                                             Three months ended
                                                                  April 30,
                                                               2006        2005
--------------------------------------------------------------------------------
Weighted-average fair value of options granted per share     $ 4.09         --
Fair value of options vested during the period               $   43         --
Intrinsic value of options exercised                         $  246         --
Cash received from option exercises                          $  695         --

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

Stock option activity under all plans during the three months ended April 30, 2006 is as follows:

                                                                        Weighted Average
                                                   Weighted Average        Remaining
                                  Number of         Exercise Price      Contractual Term      Aggregate
                                   Shares              per Share            (years)        Intrinsic Value
----------------------------------------------------------------------------------------------------------
Balance at January 31, 2006       4,073,998            $  16.62                7.0             $   702
Options granted                      13,000            $   8.48                9.9                  --
Options exercised                  (104,500)           $   6.65                5.8             $  (148)
Options forfeited                  (419,820)           $  20.20                5.2             $    (2)
Balance at April 30, 2006         3,562,678            $  16.46                7.0             $   552
Exercisable, April 30, 2006       3,547,638            $  16.47                7.0             $   552

(1) The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of the Company's common stock on April 30, 2006 (i.e. $8.06) and the exercise price of the underlying options.

Stock options outstanding at April 30, 2006 are summarized in the table below.

                                        Weighted                                        Weighted
                                         Average                                         Average
                                        Remaining        Weighted                       Remaining        Weighted
     Range of            Number        Contractual       Average         Number        Contractual       Average
  Exercise Price       Outstanding        Life        Exercise Price   Exercisable        Life        Exercise Price
--------------------------------------------------------------------------------------------------------------------
$  6.81 - $  9.18       1,200,195       9.5 years        $  7.61        1,195,695       9.5 years        $  7.61
$  9.80 - $ 14.70         302,524       5.6 years        $ 11.44          302,524       5.6 years        $ 11.44
$ 14.94 - $ 22.31       1,654,999       6.1 years        $ 18.91        1,644,459       6.0 years        $ 18.92
$ 26.76 - $ 37.28         347,110       4.9 years        $ 33.40          347,110       4.9 years        $ 33.40
$ 48.44 - $ 55.94          57,850       4.2 years        $ 54.49           57,850       4.2 years        $ 54.49
----------------------------------------------------------------------------------------------------------------
     TOTAL              3,562,678       7.0 years        $ 16.46        3,547,638       7.0 years        $ 16.47

A summary of the status of the comparative non-vested stock options as of April 30, 2006 is summarized below.

                                                              Weighted Average Option
                                        Number of Shares            Grant Date
                                       Underlying Options           Fair Value
-------------------------------------------------------------------------------------
Non-vested at February 1, 2006               20,098                    $ 8.53
Granted                                      13,000                    $ 8.48
Vested                                      (18,058)                   $ 6.28
-----------------------------------------------------------------------------
Non-Vested at April 30, 2006                 15,040                    $ 7.52
-----------------------------------------------------------------------------

The per share weighted average value of stock options granted in the first three months of fiscal year 2007 was $8.48. The fair value was estimated on the grant date using the Black-Sholes option pricing model with the following average assumptions.

Risk-free interest rate              4.66% -  4.97%
Dividend yield                       0.60% -  0.66%
Volatility factor                   47.51% - 54.25%
Expected lives                        5 - 6 years

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning February 1, 2006. Adoption of this standard did not have a material impact on C&D's consolidated operations, financial position or cash flows.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments". This standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This standard is effective for all financial instruments acquired or issued by the Company in fiscal year 2008, and may be applied to hybrid financial instruments previously entered into that need certain criteria. The Company will assess the impact of adoption of this standard on its consolidated operations, financial position or cash flows as new financing arrangements arise.

4.    INVENTORIES

      Inventories consisted of the following:

                                                       April 30,     January 31,
                                                         2006           2006
================================================================================
Raw materials                                           $37,134       $36,828
Work-in-process                                          15,629        13,993
Finished goods                                           34,020        32,982
-----------------------------------------------------------------------------
   Total                                                $86,783       $83,803
=============================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

5.    INCOME TAXES

                                                           Three months ended
                                                                April 30,
                                                           2006           2005
--------------------------------------------------------------------------------
Provision (benefit) for income taxes                    $  1,570       $ (1,651)
Effective income tax rate                                  (21.5)%         47.7%

      Tax expense in the three months ended April 30, 2006 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss resulting in an increase to the Company's valuation allowance due to the lack of evidence regarding future realization of certain deferred tax assets coupled with the deferred tax expense resulting from the amortization of goodwill for tax which the corresponding deferred tax liability cannot be used as a source of income to substantiate the realizability of deferred tax assets. These items are partially offset by the tax effect of the resolution of certain state tax matters. The tax benefit recorded in the three months ended April 30, 2005, principally resulted from the prior period recognition of deferred tax assets on reported losses.

6.    NET LOSS PER COMMON SHARE

      Net loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares - basic and diluted were as follows:

                                                          Three months ended
                                                               April 30,
                                                         2006            2005
================================================================================
Weighted-average common shares -
   basic and diluted                                  25,484,971      25,345,947
================================================================================

      The dilutive effect of stock options outstanding at April 30, 2006 and 2005 was not included in the calculation of diluted loss per share for the three month periods ended April 30, 2006 and 2005 because to do so would have had an anti-dilutive effect, as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was 135,668 and 1,498,541 for the three-month periods ended April 30, 2006 and 2005. Additionally, 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for the three months ended April 30, 2006 because their effect would reduce the loss per share.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

7.    CONTINGENT LIABILITIES

      Legal and Environmental:

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. (NL) and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continues to negotiate with NL at this site regarding the Company's share of the allocated liability.

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

      In February 2005, the Company received a request from EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act corrective action program. The Company has conducted testing in accordance with an investigation work plan and has submitted the test results to EPA. EPA has recently advised that the agency also wants C&D to embark upon a more comprehensive investigation under an agreed consent order to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. The scope of any potential exposure is not defined at this time.

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of April 30, 2006 and January 31, 2006, accrued environmental reserves totaled $3,714 and $3,775, respectively, consisting of $2,473 and $2,534 in other current liabilities and $1,241 and $1,241 in other liabilities, respectively. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large Original Equipment Manufacturers (OEMs) of telecommunications and networking equipment, as well as office and industrial equipment. In addition, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the three months ended April 30, 2006 and 2005, is shown below. All sales between business segments have been eliminated.

                                       Standby        Power         Motive
Three months ended April 30, 2006       Power      Electronics      Power        Consolidated
=============================================================================================
Net sales                             $  66,711     $  47,688      $  14,768      $ 129,167
Operating income (loss)               $     605     $  (2,594)     $  (1,970)     $  (3,959)

Three months ended April 30, 2005
=============================================================================================
Net sales                             $  60,537     $  48,361      $  13,923      $ 122,821
Operating income (loss)               $   2,192     $    (918)     $  (2,415)     $  (1,141)

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

      The Company does not invest in derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

      The following table provides the fair value of the Company's derivative contracts which include foreign exchange contracts and forward commodity contracts.

                                            Fair Value at   Fair Value at
                                              April 30,      January 31,
                                                2006            2006
=========================================================================
Foreign currency contracts                    $  (501)        $   (38)
Commodity forward contracts                   $   391         $ 6,507

      The commodity forwards are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income.

      Hedge accounting was not applied by the Company for its foreign exchange derivatives; however, a natural hedging relationship exists between the underlying hedged items and the derivative instrument itself. Changes in fair value of the foreign exchange derivatives are recorded in earnings each period.

      The Company received $3,099 in cash proceeds from commodity contracts terminated by the counter party during first quarter of fiscal year 2007. This settlement does not change the hedge accounting for these forward contracts, with the gain in comprehensive (loss) income continuing to be released to earnings during fiscal 2007 in the month in which the hedged item is recognized in cost of sales.

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

10.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                            Three months ended
                                                                 April 30,
                                                            2006          2005
===============================================================================
Balance at beginning of period                            $ 7,630       $ 8,303
Current year provisions                                     1,665         1,791
Expenditures                                               (1,656)       (1,358)
Effect of foreign currency translation                          3             2
-------------------------------------------------------------------------------
   Balance at end of period                               $ 7,642       $ 8,738
===============================================================================

      As of April 30, 2006, accrued warranty obligations of $7,642 include $3,691 in current liabilities and $3,951 in other liabilities. As of January 31, 2006, accrued warranty obligations of $7,630 include $4,020 in current liabilities and $3,610 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

     Pension    Benefits    Postretirement    Benefits     ---------------------
-----------------------  Three  months  ended Three months ended April 30, April
30,                2006               2005               2006               2005
================================================================================================
Components of net periodic benefit cost:
   Service cost                               $   475       $   500       $    50       $    61
   Interest cost                                1,051         1,031            63            65
   Expected return on plan assets              (1,213)       (1,286)           --            --
   Amortization of prior service costs              3             5            (7)           29
   Recognized actuarial loss                      519           435            --            --
-----------------------------------------------------------------------------------------------
     Net periodic benefit cost                $   835       $   685       $   106       $   155
===============================================================================================

     The Company is not required to make any contributions to its U.S. pension plans for fiscal 2007. However, based upon preliminary estimates, the Company expects to make a discretionary contribution of approximately $1,520 to one of its U.S. pension plans during fiscal year 2007. The Company made a contribution of $16 to its Japanese pension in the first quarter of fiscal 2007. The Company plans to make additional contributions of approximately $45 to its Japanese plan for fiscal year 2007.

      The Company also expects to make contributions totaling approximately $266 to the two Company sponsored postretirement benefit plans for fiscal year 2007.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

12.   DEBT

      On March 30, 2006, the Company executed a first amendment to its Credit Facility and its Term Loan. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes, the Company paid a fee of $500 to the Term Loan lenders and $38 to the Credit Facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant to both its Term Loan and Credit Facility lenders. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio. At April 30, 2006, the Company was in compliance with its covenants.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

      Three Months Ended April 30, 2006, compared to Three Months Ended April 30, 2005

      Within the following discussion, unless otherwise stated, "quarter" and "three-month" period" refer to the first quarter of fiscal year 2007. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

      Net sales for the first quarter of fiscal year 2007 increased $6,346 or 5% to $129,167 from $122,821 in the first quarter of fiscal year 2006. This increase resulted primarily from higher sales in the Standby Power Division, which had increased sales of $6,174 or 10%. This increase was primarily the result of higher sales to the telecom and UPS markets. Approximately $1,650 of this increase was due to price increases with the remainder due to increases in volume. Motive Power sales increase by $845 or 6%. Price increases accounted for approximately $1,300. Volume in the Motive Power Division was slightly down compared with the comparable period of the prior year. These increases were partially offset by a decrease in the Power Electronics Division of $673 or 1%. Power Electronics Division results were negatively impacted by RoHS conversion disruption and raw material component availability.

      Gross profit for the first quarter of fiscal year 2007 decreased $3,074 or 14% to $18,677 from $21,751. Margins decreased to 14.5% from 17.7% in the prior year. Gross profit in the Power Electronics Division decreased $1,983, with margins decreasing from 22.3% to 18.5%. The decrease was primarily due to the domestic sourcing of certain new business opportunities, which resulted in negative first quarter fiscal year 2007 margin performance. Production under these contracts has been transferred to manufacturers in Asia beginning in May 2006, which should provide positive margin improvement in the Company's second quarter and beyond. In addition, gross margins in the Power Electronics Division were impacted by other costs associated with the Company's transfer of production to new Asian contract manufacturers as well as general increases in raw material and component costs. Gross profit in the Standby Power Division decreased $1,638, with margins decreasing from 17.0% to 12.9%. The decrease in gross profit and gross profit margins was primarily due to an increase in material costs. Lead costs, net of hedges, increased by approximately $2,154 in the first quarter of fiscal year 2007 as compared to the comparable period in the prior fiscal year. Other raw materials such as steel, resins and copper also contributed to the decrease. Increases in raw material costs more than offset the Company's pricing actions. Gross profit in the Motive Power Division increased by $547, with margins increasing from 5.0% to 8.4%. In the first quarter of the prior fiscal year, the Motive Power Division had significant business at low or negative margins.

      Selling, general and administrative expenses for the first quarter of fiscal year 2007 decreased $1,483 or 9% to $15,196 from $16,679. This decrease was primarily due to severance accruals in the amount of $2,078 in the comparative period of the prior fiscal year as compared to severance accruals of $442 in the current fiscal year. In addition, external Sarbanes-Oxley compliance costs decreased in the amount of $372.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Research and development expenses for the first quarter of fiscal year 2007 increased $1,227 or 20% to $7,440 from $6,213. As a percentage of sales, research and development expenses increased from 5.1% during the first quarter of fiscal year 2006 to 5.8% during the first quarter of fiscal year 2007.

      Operating loss for the first quarter of fiscal year 2007 increased $2,818 to an operating loss of $3,959 from an operating loss of $1,141 in the first quarter of fiscal year 2006.

      Analysis of Change in Operating Income (Loss)

      First Quarter of Fiscal Year 2007 vs. First Quarter of Fiscal Year 2006

                                                             Power
                                           Standby Power  Electronics   Motive Power
                                              Division      Division      Division    Consolidated
--------------------------------------------------------------------------------------------------
Operating income (loss) - 1Q06                $ 2,192       $  (918)      $(2,415)      $(1,141)
Lead - increased costs                         (3,694)           --          (488)       (4,182)
Lead - hedge income                             1,540            --           125         1,665
Pricing                                         1,651            --         1,300         2,951
Volume/mix                                      1,493        (1,768)          (57)         (332)
Contract manufacturers transition costs            --        (1,150)           --        (1,150)
RoHS                                               --          (589)           --          (589)
Fiscal 2006 management changes                  1,052           824           497         2,373
Fiscal 2007 management changes                   (451)          (57)          (84)         (592)
Decrease in external Sarbanes-Oxley
compliance costs                                  229           106            37           372
Decrease (increase) in warranty costs             560            61          (495)          126
Other- including material costs                (3,967)          897          (390)       (3,460)
-----------------------------------------------------------------------------------------------
Operating income (loss) - 1Q07                $   605       $(2,594)      $(1,970)      $(3,959)
-----------------------------------------------------------------------------------------------

      Interest expense, net, increased $1,024 or 51% in the first quarter of fiscal year 2007, primarily due to higher debt levels, coupled with a higher effective interest rate.

      Income tax expense of $1,570 was recorded in the first quarter of fiscal year 2007, compared to an income tax benefit of $1,651 in the first quarter of fiscal year 2006. Tax expense in the three months ended April 30, 2006 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss resulting in an increase to the Company's valuation allowance due to the lack of evidence regarding future realization of certain deferred tax assets. These items are partially offset by the tax effect of the resolution of certain state tax matters. The tax benefit recorded in the three months ended April 30, 2005, principally resulted from the prior period recognition of deferred tax assets on reported losses.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the first quarter of the current fiscal year, the joint venture had minority interest of $(214) at the Shanghai facility compared to a minority interest of $(99) in the comparable period of the prior fiscal year.

      As a result of the above, a net loss was recorded of $8,658 compared to a net loss of $1,709 in the prior year. On a per share basis, the net loss was $0.34 compared to a net loss of $0.07 - basic and fully diluted for the first quarter of fiscal years 2007 and 2006, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Other Comprehensive Loss

      Other comprehensive loss increased from $1,496 in the first three months of fiscal year 2007 to $12,557 in first three months of fiscal year 2007. This increase was primarily due to an increase in the Company's net loss, coupled with a net unrealized loss on derivative instruments in the three months ended April 30, 2006 as compared with a net gain on derivative instruments in the three months ended April 30, 2005.

      Adoption of SFAS 123R

      Effective February 1, 2006, the company adopted SFAS 123R. SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in our previous filings.

      The estimated annual increase in share-based compensation expense relating to the adoption of SFAS 123R is approximately $71 in fiscal year 2007, including the $50 recognized for the three months ended April 30, 2006. (See Note 2 of the condensed consolidated financial statements in item 1 for further detail).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash used by operating activities was $5,316 for the three months ended April 30, 2006, compared to net cash provided by operating activities of $2,673 in the comparable period of the prior fiscal year. The decrease in net cash provided by operating activities was primarily due to: (i) a net loss of $8,658 in the current fiscal year as compared to a net loss of $1,709 in the comparable period of the prior fiscal year; (ii) an increase of $567 in accounts payable in the first three months of fiscal year 2007 as compared to an increase of $4,279 in the first three months on fiscal year 2006; and (iii) a decrease of $268 in other current liabilities in the three months ended April 30, 2006 as compared to an increase of $1,732 in the three months ended April 30, 2005. The increase in other current liabilities in the prior year is primarily related to the severance accrual for the former Chief Executive Officer. These changes were partially offset by (i) a decrease of $3,306 in other current assets in the current fiscal year as compared to an increase of $432 in the comparable period of the prior fiscal year; (ii) an increase of $3,701 in other liabilities in the first three months of fiscal year 2007 as compared to an increase of $235 in the first three months of fiscal year 2006; and (iii) a decrease in current taxes payable of $567 in the three months ended April 30, 2006 as compared to a decrease of $3,253 in the three months ended April 30, 2005. The decrease in other current assets in the three months ended April 30, 2006 was primarily due to $3,099 received on a lead hedge settlement in February, 2006.

      Net cash used by investing activities increased $2,131 to $3,460 in the first three months of fiscal year 2007 as compared to $1,329 in the first three months of the prior fiscal year, primarily due to expenditures on the construction of a new battery manufacturing facility in Shanghai, China.

      The Company had net cash provided by financing activities of $8,629 in the first three months of fiscal year 2007 as compared to net cash used in financing activities of $6,487 in the first three months of the prior fiscal year. Current year financing activities included $8,507 in proceeds from new borrowings, primarily used to fund operations and the acquisition of property, plant and equipment. Prior year financing activities included a decrease in book overdrafts and the reduction of long-term debt.

      Our Credit Facility consists of a five-year senior revolving line of credit. The maximum availability under the Credit Facility is $75,000, although at any time the Company is limited by the amount available as determined by a borrowing base. As of April 30, 2006, the maximum availability calculated under the borrowing base was $56,659, of which $16,650 was funded, and $7,212 was utilized for letters of credit. The Credit Facility is secured by a first lien on certain assets and initially bears interest at LIBOR plus 1.75% or Prime plus ..25%. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

      The Term Loan is a five and one half year term facility with payment due in fiscal year 2011. The facility is secured by a second lien on certain assets and bears interest at LIBOR plus 6.75% or Prime plus 4.50%.

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

      The availability under the Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, debt service and capital expenditures for at least the next twelve months. Capital expenditures incurred during the first three months of fiscal year 2007 were primarily incurred for the construction of our new Shanghai joint-venture facility, to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2007 capital expenditures are expected to be approximately $35,000 primarily for the construction of our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction).

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

      As of April 30, 2006, the Company had $2,158 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

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

      o restrictive loan covenants may impact our ability to operate our business and to pursue business strategies;

      o     we may have additional impairment charges;

      o economic conditions or market changes in certain market sectors in which the Company conducts business;

      o     changes in pricing environment;

      o     success or timing of new product development;

      o     foreign operations;

      o delays in the relocation of our Shanghai facility or the failure to complete that relocation;

      o     political, economic and social changes, or acts of terrorism or war;

      o     reliance on third parties whose operations are outside our control;

      o     success of maintaining our operations through capital expenditures;

      o success of productivity initiatives, including rationalizations, relocations or consolidations;

      o     impact of changes in management;

      o costs of complying with environmental laws and regulations and liabilities;

      o     customers that become insolvent or bankrupt;

      o     successful collective bargaining with our unionized workforce;

      o     changes in our product mix;

      o     consolidation of existing enterprise resource planning systems;

      o     failure of customers to renew supply agreement;

      o     protection of our proprietary intellectual property and technology;

      o statements regarding the Company's business strategy, business plans or any other plans, forecasts or objectives, any or all of which are subject to change;

      o statements regarding any SEC or other governmental, regulatory, administrative or other public body actions, requirements, permits or decisions, and;

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

      The  Company's   actual  results  could  differ   materially   from  those
anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" included in the Company's Form 10-K annual report for the year ended January 31, 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain raw material commodity prices, and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments. It does not invest in derivative securities for speculative purposes, but enters into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead, as well as to fluctuations in exchange rates.

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

      Effective for fiscal year 2006, we adopted a lead hedging policy. We have entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our Standby Power and Motive Power divisions. We employ hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive income (loss) until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

      Additional disclosure regarding various market risks were set forth in the Company's fiscal year 2006 Annual Report on Form 10-K filed with the SEC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 4. Controls and Procedures:

      Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act and/or disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                         Total Number of
                                                                         Shares Purchased      Maximum Number
                                                                            as Part of        (or Approximate
                                                                             Publicly        Dollar Value) of
                                      Total Number                           Announced      Shares that May Yet
                                       of Shares        Average Price          Plans        Be Purchased Under
Period                                 Purchased        Paid per Share      or Programs    the Plans or Programs
----------------------------------------------------------------------------------------------------------------
February 1 - February 28, 2006             --                 --                 --              1,000,000
March 1 - March 31, 2006                   --                 --                 --              1,000,000
April 1 - April 30, 2006                   --                 --                 --              1,000,000
------------------------------------------------                            ----------
Total                                      --                 --                 --
================================================                            ==========

      On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs.

Restrictions on Dividends and Treasury Stock Purchases:

      The Company entered into two new credit facilities on December 7, 2005. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default.

Item 2. Submission of Matters to a Vote of Security Holders

None

Item 3. Exhibits.

      10.1 Amendment No. 1 to the Company's Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent thereto dated March 30, 2006 (incorporated by reference to C&D's Current Report on Form 8-K dated April 5, 2006).

      10.2 Amendment No. 1 to the Company's Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as sole Lead Arranger, Manager and Bookrunner. thereto dated March 30, 2006 (incorporated by reference to C&D's Current Report on Form 8-K dated April 5, 2006).

      10.3 Employment Agreement dated February 1, 2006, between Charles R. Giesige and C&D (incorporated by reference to Exhibit 10.34 to C&D's Annual Report on Form 10-K for the period ended January 31, 2006).

      10.4 Release Agreement dated March 2, 2006, between C&D Technologies, Inc. and Charles R. Giesige (incorporated by reference to Exhibit
            10.35 to C&D's Annual Report on Form 10-K for the period ended January 31, 2006).

      10.5 Employment Agreement dated February 1, 2006, between James D. Dee and C&D (incorporated by reference to Exhibit 10.36 to C&D's Annual Report on Form 10-K for the period ended January 31, 2006).

      10.6 Employment Agreement dated February 1, 2006, between Ian J. Harvie and C&D (incorporated by reference to Exhibit 10.37 to C&D's Annual Report on Form 10-K for the period ended January 31, 206).

      10.7 Employment Agreement dated February 1, 2006, between William E. Bachrach and C&D (incorporated by reference to Exhibit 10.38 to C&D's Annual Report on Form 10-K for the period ended January 31,
            2006).

      10.8 Amendment dated February 1, 2006, to the Employment Agreement between C&D Technologies and Dr. Jeffrey A. Graves (incorporated by reference to Exhibit 10.51 to C&D's Annual Report on Form 10-K for the period ended January 31, 2006).

      10.9 Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006 (filed herewith). Portions of this exhibit have been deleted pursuant to the Company's Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to Rule 24b-2 promulgated thereunder.

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

                                         C&D TECHNOLOGIES, INC.


June 5, 2006                             By: /s/ Jeffrey A. Graves
                                             -----------------------------------
                                                 Jeffrey A. Graves
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)


June 5, 2006                             By: /s/ Ian J. Harvie
                                             -----------------------------------
                                                 Ian J. Harvie
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX

Item 3. Exhibits.

      10.9 Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006. Portions of this exhibit have been deleted pursuant to the Company's Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to Rule 24b-2 promulgated thereunder.

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