Form 10-Q
period 2006-07-31
C&D TECHNOLOGIES INC
filed 2006-09-11
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such requests), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accepted filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

      Large accelerated filer   Accelerated filer |X|    Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). YES |_| NO |X|

      Number of shares of the Registrant's Common Stock outstanding on July 31, 2006: 25,613,042

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets - July 31, 2006 and January 31, 2006      3

         Consolidated Statements of Operations - Three and Six Months Ended    5
         July 31, 2006 and 2005

         Consolidated Statements of Cash Flows - Six Months Ended              6
         July 31, 2006 and 2005

         Consolidated Statements of Comprehensive (Loss) Income -
         Three and Six Months Ended July 31, 2006 and 2005                     8

         Notes to Consolidated Financial Statements                            9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            26

Item 3   Quantitative and Qualitative Disclosures about Market Risk           33

Item 4   Controls and Procedures                                              34

Part II  OTHER INFORMATION

Item 1A  Risk Factors                                                         35

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          36

Item 4   Submission of Matters to a Vote of Security Holders                  37

Item 6   Exhibits                                                             38

SIGNATURES                                                                    39

EXHIBIT INDEX                                                                 40

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                   July 31,      January 31,
                                                                                     2006            2006
============================================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   21,623      $   25,693
   Accounts receivable, less allowance for doubtful accounts
     of $2,404 and $2,889                                                             85,463          78,420
   Inventories                                                                        90,536          83,803
   Deferred income taxes                                                               3,309           3,430
   Prepaid taxes                                                                       6,774           6,838
   Other current assets                                                                2,560           8,892
------------------------------------------------------------------------------------------------------------
     Total current assets                                                            210,265         207,076

Property, plant and equipment, net                                                    94,237          91,041
Deferred income taxes                                                                    554             401
Intangible and other assets, net                                                      36,755          38,450
Goodwill                                                                              81,956          81,451
------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                 $  423,767      $  418,419
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                $      921      $    1,038
   Accounts payable                                                                   41,309          50,199
   Book overdrafts                                                                     4,230              71
   Accrued liabilities                                                                25,464          23,440
   Other current liabilities                                                          32,010          35,578
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       103,934         110,326

Deferred income taxes                                                                 12,546          11,660
Long-term debt                                                                       153,097         133,067
Other liabilities                                                                     33,007          24,051
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               302,584         279,104
------------------------------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                                   July 31,       January 31,
                                                                                     2006            2006
=============================================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                                      8,289            8,498

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 29,006,560 and 28,828,428 shares issued, respectively                   290              288
   Additional paid-in capital                                                         73,912           72,599
   Treasury stock, at cost 3,393,518 and 3,380,102 shares, respectively              (47,127)         (47,094)
   Accumulated other comprehensive loss                                              (18,464)         (11,876)
   Retained earnings                                                                 104,283          116,900
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      112,894          130,817
-------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  423,767       $  418,419
=============================================================================================================

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                          Three months ended                Six months ended
                                                                                July 31,                        July 31,
                                                                          2006            2005            2006            2005
================================================================================================================================
NET SALES                                                              $ 132,430       $ 123,076       $ 261,597       $ 245,897
--------------------------------------------------------------------------------------------------------------------------------
COST OF SALES                                                            108,779          99,639         219,269         200,709
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              23,651          23,437          42,328          45,188

OPERATING EXPENSES:
   Selling, general and administrative expenses                           15,762          14,345          30,958          31,024
   Research and development expenses                                       7,256           6,311          14,696          12,524
--------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                      633           2,781          (3,326)          1,640
================================================================================================================================
Interest expense, net                                                      3,372           2,309           6,400           4,313
Other expense (income), net                                                  115            (258)            430              56
================================================================================================================================
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                   (2,854)            730         (10,156)         (2,729)
--------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                         855            (256)          2,425          (1,907)
--------------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST                                    (3,709)            986         (12,581)           (822)
--------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                           (102)            (64)           (316)           (163)
--------------------------------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                                                   $  (3,607)      $   1,050       $ (12,265)      $    (659)
================================================================================================================================
Net (loss) income per common share - basic                             $   (0.14)      $    0.04       $   (0.48)      $   (0.03)
================================================================================================================================
Net (loss) income per common share - diluted                           $   (0.14)      $    0.04       $   (0.48)      $   (0.03)
================================================================================================================================
Dividends per share                                                    $      --       $ 0.01375       $ 0.01375       $ 0.02750
================================================================================================================================

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                        Six months ended
                                                                                             July 31,
                                                                                      2006             2005*
==============================================================================================================
Cash flows from operating activities:
   Net loss                                                                        $  (12,265)      $     (659)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Minority interest                                                                     (316)            (163)
   Stock option compensation                                                              174               --
   Depreciation and amortization                                                        9,959           11,883
   Deferred taxes                                                                         850             (256)
   (Gain) loss on disposal of assets                                                      (33)             214
   Annual retainer to Board of Directors paid by the issuance of common stock             224              198
   Changes in:
     Accounts and other notes receivable                                               (6,559)          (2,570)
     Inventories                                                                       (6,329)          (4,421)
     Other current assets                                                                (108)            (122)
     Accounts payable                                                                  (9,475)           6,492
     Accrued liabilities                                                                1,879              177
     Income taxes payable                                                                  73           (4,199)
     Other current liabilities                                                           (982)           3,590
     Other liabilities                                                                  4,801              911
     Other long-term assets                                                               118              906
     Other, net                                                                          (522)           1,701
--------------------------------------------------------------------------------------------------------------
       Net cash (used) provided by operating activities                               (18,511)          13,682
--------------------------------------------------------------------------------------------------------------
Cash flows provided (used) by investing activities:
   Acquisition of property, plant and equipment                                       (10,262)          (4,136)
   Proceeds from disposal of property, plant and equipment                                 45               71
--------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                          (10,217)          (4,065)
--------------------------------------------------------------------------------------------------------------
Cash flows provided (used) by financing activities:
   Reduction of long-term debt                                                           (524)          (7,014)
   Proceeds from new borrowings                                                        20,555               --
   Financing cost of long-term debt                                                      (700)            (735)
   Increase (decrease) in book overdrafts                                               4,159           (7,575)
   Purchase of treasury stock                                                            (122)            (154)
   Proceeds from issuance of common stock, net                                            975               47
   Payment of common stock dividends                                                     (352)            (349)
--------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                                23,991          (15,780)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                              667              223
--------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (4,070)          (5,940)
Cash and cash equivalents, beginning of period                                         25,693           26,855
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                           $   21,623       $   20,915
==============================================================================================================

The accompanying notes are an integral part of these statements.

*     Reclassified for comparative purposes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                   Six months ended
                                                                                       July 31,
                                                                                   2006         2005
======================================================================================================
Increase (decrease) in property, plant, and equipment acquisitions
   in accounts payable                                                           $   444      $   (440)
Dividend declared, but not paid                                                  $    --      $    350
 Tax effect of options exercised                                                 $    --      $      7

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                    Three months ended           Six months ended
                                                                          July 31,                    July 31,
                                                                    2006          2005           2006          2005
====================================================================================================================
NET (LOSS) INCOME                                                 $(3,607)      $ 1,050       $(12,265)      $  (659)
Other comprehensive income (loss) net of tax:
   Net unrealized loss on derivative instruments                   (2,874)         (453)        (7,027)         (190)
   Foreign currency translation adjustments                           185          (183)           439          (233)
--------------------------------------------------------------------------------------------------------------------
     TOTAL COMPREHENSIVE (LOSS) INCOME                            $(6,296)      $   414       $(18,853)      $(1,082)
====================================================================================================================

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)



1.    INTERIM STATEMENTS

      These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income of C&D Technologies, Inc. (together with its operating subsidiaries, the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 2006.

2.    SHARE-BASED COMPENSATION

      Effective February 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS
123R). SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in our previous filings. Prior to the Company's adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. For the three and six month periods ended July 31, 2006, due to the Company's net operating losses, no tax benefits have been realized from the exercises of options. As a result there is no cash flow impact related to tax benefits realized from the exercises during the three and six months ended July 31, 2006.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


STOCK OPTIONS

     The Company has three stock option plans: The 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; and the 2007 Stock Incentive Plan reserved 1,500,000 shares for option grants. In addition, stock can be granted to officers, directors, employees and consultants of the Company, or an affiliate. The 1996 Stock Option Plan expired on July 25, 2006. The 2007 Stock Incentive Plan was approved by the stockholders on June 1, 2006. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. Generally options are granted with a three year vesting period unless adjusted by the Compensation Committee. On March 1, 2005, the Compensation Committee of the Board of Directors of the Company authorized and approved, effective March 1, 2005, and notwithstanding the terms of any stock option agreements between the Company and any employee, the vesting of all outstanding non-vested options then held by employees of the Company, which had been granted by the Company under the 1996 and 1998 Stock Option Plans. All subsequent grants during the fiscal year ended January 31, 2006 vested immediately upon the date of grant. Under the U.K. Stock Option Plan, upon the adoption of SFAS 123R the Company had unamortized compensation of $35 at February 1, 2006 related to 6,418 options granted in fiscal year 2004, and 13,680 options granted in fiscal year 2005. As of July 31, 2006 the unamortized compensation for these options was $12, which is expected to be recognized over the weighted average period of approximately nine months.

      Under the provisions of SFAS 123R, the Company recorded $124 and $174 of stock compensation related to stock option awards in its unaudited condensed consolidated statement of operations for the three and six months ended July 31, 2006. The impact on earnings per share for the three and six months ended July 31, 2006 was less than $0.01. The Company granted 82,000 and 95,000 stock option awards during the three and six months ended July 31, 2006. Of the awards granted in the second quarter, 32,000 vested immediately; accordingly, for the quarter ended July 31, 2006, compensation cost included $105 for these awards that vested immediately. Of awards granted during the first six months of fiscal year 2007, 40,500 vested immediately; accordingly for the six months ended July 31, 2006, compensation cost included $137 for these awards that vested immediately. Compensation cost recognized during these periods relates to the awards granted during the period as well as the outstanding awards that were not vested at February 1, 2006. Based on the current awards outstanding, the estimated compensation expense for the remainder of the fiscal year is approximately $38.

      The estimated fair value of the options granted was calculated using a Black Scholes Merton option pricing model (Black Scholes). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company's stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 107 to determine the expected life assumption.

      Based on our historical experience, we have assumed an annualized forfeiture rate of 10% for share-based compensation awards. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

      No compensation expense related to stock option grants was recorded in the consolidated statement of operations for the three and six months ended July 31, 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      SFAS No. 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year periods:


                                                                          Three months ended     Six months ended
                                                                            July 31, 2005          July 31, 2005
=================================================================================================================
Net income (loss) as reported                                                $     1,050           $      (659)
Deduct: Total stock based compensation expense determined
 under the fair value method for all grants, net of related tax effects      $     1,364           $     3,673
=================================================================================================================
Net loss pro forma                                                           $      (314)          $    (4,332)
=================================================================================================================
Net income (loss) per common share-basic-as reported                         $      0.04           $     (0.03)
Net loss per common share-basic-pro forma                                    $     (0.01)          $     (0.17)
Net income (loss) per common share-diluted-as reported                       $      0.04           $     (0.03)
Net loss per common share-diluted-pro forma                                  $     (0.01)          $     (0.17)

      The Company used the straight-line attribution method for the amortization of stock compensation under SFAS No. 123R for the period after its adoption, and under APB No. 25 or SFAS No. 123 (pro forma disclosure) for the period prior to its adoption. Total compensation cost of stock options granted but not yet vested, as of July 31, 2006, was $172, which is expected to be recognized over the weighted average period of approximately 16 months.

      The following table summarizes activity under all stock option plans for the respective periods:

                                                                 Three months ended             Six months ended
                                                                      July 31,                     July 31,
                                                                2006           2005           2006            2005
====================================================================================================================
Weighted-average fair value of options granted per share        $3.40         $ 3.46          $3.50          $  3.46
Fair value of options vested during the period                  $ 203         $2,277          $ 246          $10,463
Intrinsic value of options exercised                            $  27         $   17          $ 273          $    17
Cash received from option exercises                             $ 280         $   47          $ 975          $    47

                    C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)

Stock option activity under all plans during the six months ended July 31, 2006 is as follows:

                                                                           Weighted Average
                                                       Weighted Average       Remaining
                                        Number of       Exercise Price     Contractual Term      Aggregate
                                         Shares            per Share            (years)       Intrinsic Value
--------------------------------------------------------------------------------------------------------------
Balance at January 31, 2006              4,073,998          $ 16.62               7.0               $ 177
Options granted                             95,000          $  6.77               9.8               $  50
Options exercised                         (145,450)         $  6.70               6.5               $ (69)
Options forfeited                         (871,795)         $ 19.47               5.3               $  (3)
Balance at July 31, 2006                 3,151,753          $ 15.99               7.0               $ 155
Exercisable, July 31, 2006               3,090,413          $ 16.15               6.9               $ 113

The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on July 31, 2006 (i.e. $7.10) and the exercise price of the underlying options.

Stock options outstanding at July 31, 2006 are summarized in the table below.

                                       Weighted                                        Weighted
                                       Average        Weighted                          Average       Weighted
                                      Remaining        Average                         Remaining       Average
     Range of          Number        Contractual      Exercise           Number       Contractual     Exercise
  Exercise Price    Outstanding          Life           Price         Exercisable         Life          Price
----------------------------------------------------------------------------------------------------------------
$  6.26 - $  9.18    1,181,145        9.3 years        $  7.55         1,126,645       9.3 years      $  7.60
$  9.80 - $ 14.50      255,224        5.9 years        $ 11.36           255,224       5.9 years      $ 11.36
$ 14.94 - $ 22.31    1,363,794        5.9 years        $ 18.84         1,356,954       5.9 years      $ 18.85
$ 26.76 - $ 37.28      295,540        4.6 years        $ 33.25           295,540       4.6 years      $ 33.25
$ 48.44 - $ 55.94       56,050        4.0 years        $ 54.44            56,050       4.0 years      $ 54.44
----------------------------------------------------------------------------------------------------------------
     TOTAL           3,151,753         7.0 years       $ 15.99         3,090,413       6.9 years      $ 16.15

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

     A summary of the status of the comparative non-vested stock options as of July 31, 2006 is summarized below.

                                                                         Weighted Average Option
                                                 Number of Shares               Grant Date
                                                Underlying Options             Fair Value
-------------------------------------------------------------------------------------------------
Non-vested at January 31, 2006                        20,098                     $ 8.53
Granted                                               95,000                     $ 3.50
Vested                                               (53,758)                    $ 4.57
-------------------------------------------------------------------------------------------------
Non-Vested at July 31, 2006                           61,340                     $ 4.27
-------------------------------------------------------------------------------------------------

                                           Three months ended                         Six months ended
                                                July 31,                                   July 31,
                                         2006                  2005                 2006                2005
--------------------------------------------------------------------------------------------------------------------
Risk-free interest rate             4.96% - 5.03%         3.73% - 4.12%        4.66% - 5.03%        3.73% - 4.12%
Dividend yield                           0.00%            0.55% - 0.81%        0.00% - 0.66%        0.55% - 0.81%
Volatility factor                  47.31% - 52.53%       52.19% - 55.07%      47.31% - 54.25%      52.19% - 55.07%
Expected lives                       5 - 6 years             5 years            5 - 6 years            5 years

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

      In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The interpretation is effective for the company beginning in the first quarter of fiscal year 2008. The company is evaluating the impact this statement will have on its consolidated financial statements.

      The FASB is currently reconsidering the accounting for pensions and other postretirement benefits in a two-phase project. Phase I of this project primarily addresses the balance sheet recognition of a plan's overfunded or underfunded status. Phase II will be a comprehensive reconsideration of all elements of pension accounting, and is expected to take several years to complete once Phase I is complete. As part of Phase I, the FASB issued the Exposure Draft in March 2006. Included in this Exposure Draft is a requirement for an entity to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation. For a pension plan, this would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated postretirement benefit obligation. The Exposure Draft also eliminates early measurement dates by requiring the pension plan obligations to be measured as of the date of the entity's balance sheet. It is expected that the final standard will be issued in the third quarter of fiscal 2007, with some of its key provisions requiring implementation by the Company as of January 31, 2007. The Company is currently evaluating the potential effects of the Exposure Draft on its accounting for its defined benefit pension plans and other postretirement benefit plans.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

4.    INVENTORIES

      Inventories consisted of the following:

                                                         July 31,    January 31,
                                                           2006         2006
================================================================================
Raw materials                                           $  34,263     $  36,828
Work-in-process                                            15,960        13,993
Finished goods                                             40,313        32,982
--------------------------------------------------------------------------------
   Total                                                $  90,536     $  83,803
================================================================================


5.    INCOME TAXES

                                                         Six months ended
                                                             July 31,
                                                        2006         2005
           ----------------------------------------------------------------
           Provision (benefit) for income taxes      $  2,425    $  (1,907)
           Effective income tax rate                    (23.9)%       69.9%

      Tax expense in the six months ended July 31, 2006 is primarily due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss. In the jurisdictions where the Company incurred a loss, the Company recorded an increase to the Company's valuation allowance due to the lack of evidence regarding future realization of certain deferred tax assets. In addition, the Company incurred deferred tax expense resulting from the amortization of goodwill for tax which the corresponding deferred tax liability cannot be used as a source of income to substantiate the realizability of deferred tax assets. These items are partially offset by the tax effect of the resolution of certain state tax matters. The tax benefit recorded in the six months ended July 31, 2005, principally resulted from recognition of deferred tax assets on reported losses.

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



6.    NET (LOSS) INCOME PER COMMON SHARE

      Net (loss) income per common share is based on the weighted-average number of shares of Common Stock outstanding. Net (loss) income per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares - basic and diluted were as follows:

                                                           Three months ended                Six months ended
                                                                 July 31,                        July 31,
                                                           2006            2005            2006            2005
==================================================================================================================
Weighted-average common shares -  outstanding           25,595,674      25,358,907      25,541,240      25,352,534

Dilutive effect of employee equity incentive plans              --         112,319              --              --
------------------------------------------------------------------------------------------------------------------
Weighted average common share outstanding,
assuming dilution                                       25,595,674      25,471,226      25,541,240      25,352,534

      Due to a net loss in the three months ended July 31, 2006, 19,980 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the net loss per share. Due to net losses during the six months ended July 31, 2006 and 2005, 77,828 and 65,844 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the net loss per share. During the three months ended July 31, 2005, there were 2,970,228 outstanding employee stock options that were out-of-the-money and, therefore, excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Additionally, 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for the three and six months ended July 31, 2006 because their effect would reduce the loss per share.

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

      The Company is also aware of the existence of contamination at its Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (NYSDEC) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (ROD) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., which has agreed in principle to bear a substantial share of the costs associated with investigation and remediation of the lagoon-related contamination. Should the parties fail to reach a final settlement agreement, the Company will aggressively pursue available legal remedies. Additionally, should the parties fail to reach a final settlement agreement, NYSDEC may conduct the remediation and seek recovery from the parties.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


     In January 1999, the Company received notification from the U.S. Environmental Protection Agency (EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (DOJ) through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a tentative settlement, subject to execution of a Consent Decree, with an agreed civil penalty of $1,600. Terms of the Consent Decree have been negotiated and agreed to by the parties. The Company has executed the Consent Decree and it has been submitted to the EPA and DOJ for signature. The executed Consent Decree will then be lodged with the Court. In addition to the civil penalty, the Consent Decree, if finalized in the form submitted to the EPA and DOJ, will require the Company to submit to the EPA a Compliance work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures will be required to be implemented by the Company in accordance with a schedule approved by the EPA. Once approved, the Compliance Work Plan and schedule will become fully enforceable parts of the Consent Decree. The Consent Decree will also require certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree will further require certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree will provide for stipulated penalties for noncompliance with the requirements of the Consent Decree occurring after the lodging of the Consent Decree with the court.

      In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company has conducted testing in accordance with an investigation work plan and has submitted the test results to EPA. EPA has recently advised that the agency also wants C&D to embark upon a more comprehensive investigation under an agreed consent order to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. The scope of any potential exposure is not defined at this time.

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of July 31, 2006 and January 31, 2006, accrued environmental reserves totaled $3,526 and $3,775, respectively, consisting of $2,422 and $2,534 in other current liabilities and $1,104 and $1,241 in other liabilities, respectively. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large Original Equipment Manufacturers (OEMs),of telecommunications and networking equipment, as well as office and industrial equipment. In addition, as a result of recent acquisitions, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for three and six months ended July 31, 2006 and 2005, is shown below. All sales between business segments have been eliminated.

                                               Standby        Power         Motive
Three months ended July 31, 2006                Power      Electronics       Power      Consolidated
====================================================================================================
Net sales                                     $ 69,279      $ 49,019       $ 14,132       $ 132,430
Operating income (loss)                       $  4,529      $   (778)      $ (3,118)      $     633

Three months ended July 31, 2005
====================================================================================================
Net sales                                     $ 66,743      $ 43,667       $ 12,666       $ 123,076
Operating income (loss)                       $  3,696      $  1,601       $ (2,516)      $   2,781

                                              Standby         Power         Motive
Six months ended July 31, 2006                 Power       Electronics      Power       Consolidated
====================================================================================================
Net sales                                     $135,990      $ 96,707       $ 28,900       $ 261,597
Operating income (loss)                       $  5,134      $ (3,372)      $ (5,088)      $  (3,326)

Six months ended July 31, 2005
====================================================================================================
Net sales                                     $127,280      $ 92,028       $ 26,589       $ 245,897
Operating income (loss)                       $  5,888      $    683       $ (4,931)      $   1,640

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

                                            Fair Value at   Fair Value at
                                               July 31,       January 31,
                                                 2006            2006
=========================================================================
Foreign currency contracts                      $(496)         $   (38)
Commodity forward contracts                     $(933)         $ 6,507

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

      The Company received approximately $3,099 in cash proceeds from commodity contracts terminated by the counter party during the first quarter of fiscal year 2007. This settlement does not change the hedge accounting for these forward contracts, with the gain in comprehensive (loss) income continuing to be released to earnings during fiscal year 2007 in the month in which the hedged item is recognized in cost of sales.

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

10.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                             Six months ended
                                                                  July 31,
                                                              2006         2005
===============================================================================
Balance at beginning of period                             $ 7,630      $ 8,303
Current year provisions                                      3,514        2,884
Expenditures                                                (4,218)      (3,363)
Effect of foreign currency translation                           9           (6)
-------------------------------------------------------------------------------
   Balance at end of period                                $ 6,935      $ 7,818
===============================================================================

      As of July 31, 2006, accrued warranty obligations of $6,935 include $2,485 in current liabilities and $4,450 in other liabilities. As of January 31, 2006, accrued warranty obligations of $7,630 include $4,020 in current liabilities and $3,610 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                                  Pension Benefits          Postretirement Benefits
                                              -----------------------       -----------------------
                                                 Three months ended           Three months ended
                                                       July 31,                      July 31,
                                                  2006           2005           2006           2005
===================================================================================================
Components of net periodic benefit cost:
 Service cost                                 $    443       $    436       $     39       $     45
 Interest cost                                   1,058          1,019             60             64
 Expected return on plan assets                 (1,212)        (1,285)            --             --
 Amortization of prior service costs                 4              5             (7)            (7)
 Recognized actuarial loss                         540            443              2             --
 Curtailment                                        12             --            (36)            --
---------------------------------------------------------------------------------------------------
   Net periodic benefit cost                  $    845       $    618       $     58       $    102
===================================================================================================

                                                   Pension Benefits         Postretirement Benefits
                                              -----------------------       -----------------------
                                                  Six months ended              Six months ended
                                                      July 31,                      July 31,
                                                  2006           2005           2006           2005
===================================================================================================
Components of net periodic benefit cost:
 Service cost                                 $    918       $    936       $     89       $    106
 Interest cost                                   2,109          2,050            123            129
 Expected return on plan assets                 (2,425)        (2,571)            --             --
 Amortization of prior service costs                 7             10            (14)            22
 Recognized actuarial loss                       1,059            878              2             --
 Curtailment                                        12             --            (36)            --
---------------------------------------------------------------------------------------------------
   Net periodic benefit cost                  $  1,680       $  1,303       $    164       $    257
===================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Company is not required to make any contributions to its U.S. pension plans for fiscal 2007 and the Company does not intend to make any discretionary contributions. The Company made a contribution of $32 to its Japanese pension plan in the six month period ended in July 31, 2006. The Company plans to make additional contributions of approximately $29 to its Japanese plan for fiscal year 2007.

      The Company also expects to make contributions totaling approximately $266 to the two Company sponsored postretirement benefit plans for fiscal year 2007.

12.   DEBT

      On March 30, 2006, the Company executed a first amendment to both of its credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes, the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. As of July 31, 2006, the Company did not meet the availability requirements to make these restricted payments. The Term Loan also includes a maximum leverage ratio. At July 31, 2006, the Company was in compliance with its covenants. Based upon the Company's most recent financial projections, the Company believes it may require amendment of the leverage ratio covenant as early as October 31, 2006. The Company has commenced discussions with its lenders regarding possible change and/or amendment to its credit facilities.

      On June 14, 2006 the Company executed a second amendment to both of these credit facilities. These amendments provided consent of the lenders to the sale of certain excess real property owned by one of our U.K. subsidiaries. Separately, the amendments deferred the first amendment requirement that the company provide a second mortgage on its Mansfield, Massachusetts facility until such time as the first mortgage is satisfied.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

13.   Restructuring

      On April 6, 2006, the Company announced the closure of its Motive Power Manufacturing facility in Huguenot, New York and the transfer of production to Reynosa, Mexico. As a result of this action, the Company recorded severance accruals of $168 in its financial statements for the year ended January 31, 2006. Further severance and related closure costs have since been recorded. In addition, during the second quarter the Company recorded severance charges of $480 in connection with on-going organizational and integration changes. A reconciliation of the beginning and ending liability and related activity is shown below.

                                          Balance at        Provision                        Balance at
                                       January 31, 2006     Additions     Expenditures     July 31, 2006
--------------------------------------------------------------------------------------------------------
Severance                                     168              888            134                922
Other Employee Matters                         --               63             63                 --
Closure Costs                                  --               12             12                 --
--------------------------------------------------------------------------------------------------------
Total                                         168              963            209                922
========================================================================================================

      The year to date expense of $963 is included in the cost of goods sold and selling, general and administrative lines of the Company's Consolidated Statement of Operations for the six months ended July 31, 2006. It is expected that the Company will record additional costs of approximately $225 during the third quarter of fiscal year 2007 in connection with these activities. It is anticipated that the move to Reynosa will be completed during the third quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item  2.

      Three Months Ended July 31, 2006, compared to Three Months Ended July 31, 2005

      Within the following discussion, unless otherwise stated, "quarter" and "six-month period" refer to the second quarter of fiscal year 2007 and the six months ended July 31, 2006. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

      Net sales for the second quarter of fiscal year 2007 increased $9,354 or 8% to $132,430 from $123,076 in the second quarter of fiscal year 2006. This increase resulted from higher sales in all three of the Company's divisions. Sales in the Power Electronics Division increased $5,352 or 12% primarily due to increased sales at our Tier I customers. Sales in the Standby Power Division increased $2,536 or 4%. The increase in Standby Power Divisional sales is primarily due to price increases, partially offset by lower volume within our 10 year product range. Motive Power sales increased by $1,466 or 12%. The increase in Motive Power divisional sales is primarily due to price increases.

      Gross profit for the second quarter of fiscal year 2007 increased $214 or 1% to $23,651 from $23,437. Margins decreased to 17.9% from 19.0% in the prior year. Gross profit in the Standby Power Division increased $1,397, with margins improving from 16.6% to 18.0%. Material costs, as a percentage of sales, were down slightly as increases in the cost of lead, plastics and copper were offset by pricing and hedging activities. Results for the second quarter also reflected benefits from the Company's cost improvement programs. Gross profit in the Motive Power Division increased by $359, with margins increasing from 0.0% to 2.5%. Price increases offset increases in the cost of raw materials, primarily lead, and the impact of the Company's move of Motive Power production from Huguenot, New York to Reynosa, Mexico. Approximately $1,111 in costs and productivity losses were recorded in the quarter in connection with this transfer, comprising severance and related closure costs of approximately $444 and productivity and absorption losses of approximately $667. Motive Power results on a comparative basis were also impacted by the recognition of environmental accruals in fiscal 2006 of $539. Gross profit in the Power Electronics Division decreased $1,542, with margins decreasing from 28.3% to 22.0%. The Power Electronics Division improved over its first quarter divisional margin percentage of 18.5%. The division continued to be impacted by costs associated with the Company's transfer of production to new Asian contract manufacturers, RoHs compliance and unfavorable customer mix.

      Selling, general and administrative expenses for the second quarter of fiscal year 2007 increased $1,417, or 10% to $15,762 from $14,345. This increase was primarily due to higher warranty expense of $756, higher severance costs of $535 and a litigation settlement in the amount of $212. Selling commissions were also higher than fiscal 2006. These increases in expenses were partially offset by lower external Sarbanes-Oxley compliance costs ($389) and lower amortization expense ($320).

      Research and development expenses for the second quarter of fiscal year 2007 increased $945 or 15% to $7,256 from $6,311. As a percentage of sales, research and development expenses increased from 5.1% during the second quarter of fiscal year 2006 to 5.5% during the first quarter of fiscal year 2007.

      Operating income for the second quarter of fiscal year 2007 decreased $2,148 to $633 from $2,781 in the second quarter of fiscal year 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

     Analysis of Change in Operating Income (Loss)

     Second Quarter of Fiscal Year 2007 vs. Second Quarter of Fiscal Year 2006

                                                                       Power
                                                   Standby Power    Electronics   Motive Power
                                                      Division        Division      Division      Consolidated
--------------------------------------------------------------------------------------------------------------
Operating income (Loss) - 2Q06                         $ 3,696         $ 1,601       $(2,516)        $ 2,781
Lead - increased costs                                  (2,928)             --          (166)         (3,094)
Lead - hedge income (loss)                               1,069              --          (109)            960
Pricing                                                  2,907              --         1,400           4,307
Huguenot closure                                            --              --        (1,111)         (1,111)
Volume/Mix                                                (111)           (795)          (78)           (984)
Contract manufacturers transition costs                     --            (463)           --            (463)
RoHs                                                        --            (115)           --            (115)
Sarbanes-Oxley compliance costs                            186             154            49             389
Management severance costs                                 (39)            (19)            3             (55)
Divisional severance costs                                (380)           (204)         (100)           (684)
Environmental Accruals                                      --              --           539             539
Warranty costs                                              50             (51)         (755)           (756)
Other- including material costs                             79            (886)         (274)         (1,081)
--------------------------------------------------------------------------------------------------------------
Operating income (Loss) - 2Q07                         $ 4,529         $  (778)      $(3,118)        $   633
--------------------------------------------------------------------------------------------------------------

      Interest expense, net, increased $1,063 or 46% in the second quarter of fiscal year 2007, primarily due to higher debt levels, coupled with a higher effective interest rate.

     Income tax expense of $855 was recorded in the second quarter of fiscal year 2007, compared to an income tax benefit of $256 in the second quarter of fiscal year 2006. Tax expense in the three months ended July 31, 2006 is primarily due to a combination of tax expense in certain profitable foreign subsidiaries and the impact of losses for which no tax benefit is recognized under SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). The tax benefit recorded in the three months ended July 31, 2005, principally resulted from the recognition of deferred tax assets on reported losses.

     Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the second quarter of the current fiscal year, the joint venture had minority interest of $(102) compared to a minority interest of $(64) in the comparable period of the prior fiscal year.

     As a result of the above, a net loss of $3,607 was recorded compared to a net income of $1,050 in the prior year. On a per share basis, the net loss was $0.14 compared to a net income of $0.04 - basic and fully diluted for the second quarter of fiscal years 2007 and 2006, respectively.

Other Comprehensive Loss

     Other comprehensive loss was $6,296 in the second quarter of fiscal year 2007 as compared to other comprehensive income of $414 in the comparable period of fiscal year 2006. This was primarily due to the Company's net loss of $3,607 during the three months ended July 31, 2006 as compared with net income of $1,050 during the three months ended July 31, 2005. Additionally, the Company's unrealized loss on derivative instruments increased from $453 in the second quarter of fiscal year 2006 to $2,874 during the second quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Six Months Ended July 31, 2006, compared to Six Months Ended July 31, 2005

      Net sales for the six months ended July 31, 2006 increased $15,700 or 6% to $261,597 from $245,897 in the six months ended July 31, 2005. This increase resulted from higher sales in all three of the Company's divisions. Sales in the Standby Power Division increased $8,710 or 7%. The increase in Standby Power divisional sales is primarily due to price increases, coupled with higher volume. Sales in the Power Electronic Division increased $4,679 or 5%, primarily due to increased sales to the Company's Tier I customers. Motive Power sales increased by $2,311 or 9%, again principally due to pricing.

      Gross profit for the six months ended July 31, 2006 decreased $2,860 or 6% to $42,328 from $45,188. Margins decreased to 16.2% from 18.4% in the prior year. Gross profit in the Power Electronic Division decreased $3,525, with margins decreasing from 25.1% to 20.3%. Margins in the division have been negatively impacted by domestic sourcing of certain new business opportunities during the first quarter of fiscal 2007, other customer mix changes, costs associated with the Company's transfer of production to new Asian contract manufacturers and general increases in raw material and component costs. Gross profit in the Standby Power Division decreased $241, with margins decreasing from 16.8% to 15.5%. Price increases, higher sales volume and gains on raw material hedges were offset by higher raw material costs. Gross profit in the Motive Power Division increased by $906, with margins increasing from 2.6% to 5.6%. This increase is primarily due to improved pricing, partially offset by costs incurred in closing Huguenot, New York and the transfer of production to Reynosa, Mexico. In addition, on a comparative basis, results were also impacted by the recognition of environmental accruals of $539 in fiscal 2006.

      Selling, general and administrative expenses for the six months ended July 31, 2006 decreased $66 to $30,958 from $31,024. This decrease was primarily due to severance accruals of $2,080 in the comparable period of the prior fiscal years, as compared to $937 in the current fiscal year. Additionally, external Sarbanes-Oxley compliance costs decreased by $761 and amortization expense decreased by $580. These decreases were partially offset by higher warranty costs of $630 and selling commissions.

      Research and development expenses for the six months ended July 31, 2006 increased $2,172 or 17% to $14,696 from $12,524. As a percentage of sales, research and development expenses increased from 5.1% during the first six months of fiscal year 2006 to 5.6% during the first six months of fiscal year 2007.

      The Company had an operating loss during the first six months of fiscal year 2007 in the amount of $3,326 as compared to operating income of $1,640 during the first six months of fiscal year 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Analysis of Change in Operating Income (Loss)

      Six Months Ended July 31, 2006 vs. Six Months Ended July 31, 2005

                                                                           Power
                                                        Standby Power   Electronics    Motive Power
                                                           Division       Division       Division     Consolidated
------------------------------------------------------------------------------------------------------------------
Operating income (Loss) - Six months ended 7/31/05         $  5,888       $    683       $ (4,931)      $  1,640
Lead - increased costs                                       (6,622)            --           (654)        (7,276)
Lead - hedge income                                           2,609             --             16          2,625
Pricing                                                       4,558             --          2,700          7,258
Huguenot closure                                                 --             --         (1,219)        (1,219)
Volume/Mix                                                    1,382         (2,563)          (135)        (1,316)
Contract manufacturers transition costs                          --         (1,613)            --         (1,613)
RoHs                                                             --           (704)            --           (704)
Management severance costs                                      601            767            413          1,781
Divisional severance costs                                     (380)          (204)          (100)          (684)
Sarbanes-Oxley compliance costs                                 415            260             86            761
Environmental Accruals                                           --             --            539            539
Warranty costs                                                  610             10         (1,250)          (630)
Other- including material costs                              (3,927)            (8)          (553)        (4,488)
------------------------------------------------------------------------------------------------------------------
Operating income (Loss) - Six months ended 7/31/06         $  5,134       $ (3,372)      $ (5,088)      $ (3,326)
------------------------------------------------------------------------------------------------------------------

      Interest expense, net, increased $2,087 or 48% in the six months ended July 31, 2006, primarily due to higher debt levels, coupled with a higher effective interest rate.

      Income tax expense of $2,425 was recorded in the first six months of fiscal year 2007, compared to an income tax benefit of $1,907 in the comparable period of the prior fiscal year. Tax expense in the six months ended July 31, 2006 is primarily due to a combination of tax expense in certain profitable foreign subsidiaries, and the impact of losses for which no tax benefit is recognized under SFAS No. 109. The tax benefit recorded in the six months ended July 31, 2005 principally resulted from the recognition of deferred tax assets on reported losses.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2006, the joint venture had minority interest of $(316) compared to a minority interest of $(163) in the comparable period of the prior fiscal year.

      As a result of the above, a net loss was recorded of $12,265 compared to a net loss of $659 in the prior year. On a per share basis, the net loss was $0.48 compared to $0.03 in the comparable period of the prior fiscal year.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Other Comprehensive Loss

      Other comprehensive loss was $18,853 in the six months ended July 31, 2006 as compared to $1,082 in the comparable period of fiscal year 2006. This was primarily due to the Company's net loss of $12,265 during the period as compared to $659 during the comparable period of the prior fiscal year. Additionally, the Company's unrealized loss on derivative instruments increased from $190 in the first six months of fiscal year 2006 to $7,027 during the first six months of fiscal year 2007.

Liquidity and Capital Resources

      Net cash used by operating activities was $18,511 for the six months ended July 31, 2006, compared to net cash provided by operating activities of $13,682 in the comparable period of the prior fiscal year. The decrease in net cash provided by operating activities was primarily due to: (i) a net loss of $12,265 in the current fiscal year as compared to a net loss of $659 in the comparable period of the prior fiscal year; (ii) a decrease of $9,475 in accounts payable in the first six months of fiscal year 2007 as compared to an increase of $6,492 in the first six months on fiscal year 2006 and (iii) an increase of $6,559 in accounts receivable in the current fiscal year as compared to an increase of $2,570 in the comparable period of the prior fiscal year. These changes were partially offset by an increase in current taxes payable of $73 in the six months ended July 31, 2006 as compared to a decrease of $4,199 in the six months ended July 31, 2005. Inventory was a use of cash in both the six months ended July 31, 2006 ($6,329) and the six months ended July 31, 2005 ($4,421). The decrease in accounts payable in the current fiscal year is due to the timing of cash payments at the end of fiscal year 2006, coupled with inventory reductions from June 30, 2006 to July 31, 2006. The increase that took place in the prior fiscal year was due to the timing of payments at July 31, 2005. The increase in accounts receivable in the current fiscal year is primarily due to the stronger sales pace that occurred in the latter part of the quarter.

      Net cash used by investing activities increased $6,152 to $10,217 in the first six months of fiscal year 2007 as compared to $4,065 in the first six months of the prior fiscal year, primarily due to expenditures on the construction of the Company's new battery manufacturing facility in Shanghai, China.

      The Company had net cash provided by financing activities of $23,991 in the first six months of fiscal year 2007 as compared to net cash used in financing activities of $15,780 in the first six months of the prior fiscal year. Current year financing activities included $20,555 in proceeds from new borrowings, primarily used to fund operations, including certain of the Company's manufacturing moves. Prior year financing activities included a decrease in book overdrafts of $7,575 and the reduction of long-term debt in the amount of $7,014.

      The Company's Credit Facility consists of a five-year senior revolving line of credit. The maximum availability under the Credit Facility is $75,000, although at any time the Company is limited by the amount available as determined by a borrowing base. As of July 31, 2006, the maximum availability calculated under the borrowing base was $55,537, of which $28,698 was funded, and $7,520 was utilized for letters of credit. The Credit Facility is secured by a first lien on certain assets and initially bears interest at LIBOR plus 1.75% or Prime plus .25%. In accordance with the terms of the Credit Facility pricing structure, effective July 1, 2006, the interest rate increased to LIBOR plus 2.00% or Prime plus .50% as a result of a reduction in the average excess availability during the three months ended June 30, 2006. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

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

     On June 14, 2006, the Company executed a second amendment to both of these credit facilities. These amendments provided consent of the lenders to the sale of certain excess real property owned by one of our U.K. subsidiaries. Separately,the amendments deferred the first amendment requirement that the company provide a second mortgage on its Mansfield, Massachusetts facility until such time as the first mortgage is satisfied. Capital expenditures incurred during the first six months of fiscal year 2007 were primarily incurred for the construction of our new Shanghai joint-venture facility, to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2007 capital expenditures are expected to be approximately $30,000 primarily for the construction of our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction).

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. As of July 31, 2006, the Company did not meet the availability requirements to pay dividends. The Term Loan also includes a maximum leverage ratio. The Company was in compliance with its covenants at July 31, 2006. Based upon the Company's most recent financial projections, the Company believes it may require amendment of the leverage ratio covenant as early as October 31, 2006. The Company has commenced discussions with its lenders regarding possible change and/or amendment to its credit facilities.

      The Credit Facility includes a swingline sub-loan facility not to exceed $7,000. As of July 31, 2006, the Company had $2,158 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

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

      o     we may have additional impairment charges.

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

PART II. OTHER INFORMATION

Item 1A - Risk Factors

      Restrictive loan covenants associated with certain of our debt instruments may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

      Our $75,000,000 principal amount Line of Credit Facility (Credit Facility) and $50,000,000 Term Loan facility (Term Loan), as well as the indenture governing our 5.25% Convertible Senior Notes Due 2025 (Notes), contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility, Term Loan and the indenture governing our Notes restrict, among other things, our ability and the ability of our subsidiaries to:

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

      Our liquidity derived from the Credit Facility is based on availability determined by a borrowing base. The availability is calculated monthly and is dependent upon our eligible receivables, inventory and certain equipment. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

      In addition, our Credit Facility and Term Loan require us to meet certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control, and we may not be able to meet the financial ratios. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past.

      Any breach of the covenants in our Credit Facility, Term Loan or the indenture governing our Notes could cause a default under our Credit Facility and other debt (including the Term Loan and the Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If there were an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or Term Loan, the lenders under our Credit Facility or Term Loan could institute foreclosure proceedings against the assets securing borrowings under those facilities.

      At July 31, 2006, the Company was in compliance with its covenants. Based upon the Company's most recent financial projections, the Company believes it may require amendment of its leverage ratio covenant as early as October 31, 2006. The Company has commenced discussions with its lenders regarding possible change and/or amendment to its credit facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                            Total Number of
                                                                           Shares Purchased        Maximum Number
                                                                              as Part of          (or Approximate
                                                                               Publicly           Dollar Value) of
                                         Total Number                          Announced        Shares that May Yet
                                          of Shares       Average Price          Plans           Be Purchased Under
Period                                    Purchased      Paid per Share       or Programs      the Plans or Programs
====================================================================================================================
May 1 - May 31, 2006                             --             --                  --                 1,000,000
June 1 - June 30, 2006                       17,722           6.89                  --                 1,000,000
July 1 - July 31, 2006                           --             --                  --                 1,000,000
-----------------------------------------------------                         -------------
Total                                        17,722                                 --
====================================================================================================================

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

Restrictions on Dividends and Treasury Stock Purchases:

      The Company entered into two new credit facilities on December 7, 2005. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. As of July 31, 2006, the Company did not meet the availability requirements to make these restricted payments.

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual meeting of stockholders of C&D on June 1, 2006, the stockholders voted on three proposals: The election of nine directors for one-year terms; a proposal to ratify the Company's 2007 Stock Incentive Plan; and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for C&D for the fiscal year ended January 31, 2007.

      Proposal 1 - Election of Directors

      Nominee                                  Votes for      Votes Withheld
      =======================================================================
      William Harral, III                     20,627,344         3,659,309
      Kevin P. Dowd                           20,112,059         4,174,594
      Jeffrey A. Graves                       24,203,563            83,090
      Robert I. Harries                       20,619,159         3,667,494
      Pamela Lewis Davies                     20,110,760         4,175,893
      George MacKenzie                        23,467,200           819,453
      John A. H. Shober                       23,236,015         1,050,638
      Stanley W. Silverman                    23,774,512           512,141
      Ellen C. Wolf                           23,242,851         1,043,802

      Proposal 2 - Approval of the Company's 2007 Stock Incentive Plan.

              For                 Against         Abstain      Broker Non-Votes
       ========================================================================
          16,837,937             4,138,546        407,131          2,903,039

      Proposal 3 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2007.

              For                 Against              Abstain
       ===========================================================
          24,239,681              44,454                2,518

Item 6. Exhibits.

      10.1 Loan and Security Agreement by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent (filed herewith).

      10.2 Loan and Security Agreement by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner (filed herewith).

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

                                              C&D TECHNOLOGIES, INC.


September 11, 2006                            By: /s/ Jeffrey A. Graves
                                                  ------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)


September 11, 2006                            By: /s/ Ian J. Harvie
                                                  ------------------------------
                                                  Ian J. Harvie
                                                  Vice President Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

      10.1 Loan and Security Agreement by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent .

      10.2 Loan and Security Agreement by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner.

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