Form 10-Q
period 2006-10-31
C&D TECHNOLOGIES INC
filed 2006-12-07
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such requests), and (2) has been subject to such filing requirements for the past 90 days. YES |X | NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accepted filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

      Large accelerated filer   Accelerated filer |X|   Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). YES |_| NO |X|

      Number of shares of the Registrant's Common Stock outstanding on October 31, 2006: 25,647,442

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets - October 31, 2006 and January 31, 2006    3

        Consolidated Statements of Operations - Three and Nine Months Ended    5
        October 31, 2006 and 2005

        Consolidated Statements of Cash Flows - Nine Months Ended              6
        October 31, 2006 and 2005

        Consolidated Statements of Comprehensive Loss -
        Three and Nine Months Ended October 31, 2006 and 2005                  8

        Notes to Consolidated Financial Statements                             9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             26

Item 3  Quantitative and Qualitative Disclosures about Market Risk            34

Item 4  Controls and Procedures                                               35

Part II OTHER INFORMATION

Item 1A Risk Factors                                                          36

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           39

Item 6  Exhibits                                                              40

SIGNATURES                                                                    41

EXHIBIT INDEX                                                                 42

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                  October 31,      January 31,
                                                                                      2006             2006
==============================================================================================================
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    13,671      $    25,693
   Accounts receivable, less allowance for doubtful accounts
     of $1,982 and $2,889                                                              82,315           78,420
   Inventories, net                                                                    90,336           83,803
   Deferred income taxes                                                                3,493            3,430
   Prepaid taxes                                                                        6,583            6,838
   Other current assets                                                                 9,131            8,892
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                             205,529          207,076

Property, plant and equipment, net                                                     99,889           91,041
Goodwill                                                                               68,243           81,451
Intangible and other assets, net                                                       36,033           38,450
Deferred income taxes                                                                     374              401
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                 $   410,068      $   418,419
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $     5,474      $     1,038
   Accounts payable                                                                    45,516           50,199
   Book overdrafts                                                                      3,134               71
   Accrued liabilities                                                                 26,425           23,440
   Other current liabilities                                                           30,384           35,578
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        110,933          110,326

Deferred income taxes                                                                  12,509           11,660
Long-term debt                                                                        145,465          133,067
Other liabilities                                                                      34,484           24,051
--------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                303,391          279,104
--------------------------------------------------------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                                 October 31,    January 31,
                                                                                     2006          2006
===========================================================================================================
Commitments and contingencies (see Note 7)

Minority interest                                                                     8,304           8,498

Stockholders' equity:
Common stock, $.01 par value, 75,000,000 shares
 authorized; 29,040,960 and 28,828,428 shares issued and 25,647,442 and
25,448,326 outstanding,  respectively                                                   291             288
Additional paid-in capital                                                           73,972          72,599
Unearned stock grant compensation                                                       197              --
Treasury stock, at cost 3,393,518 and 3,380,102 shares, respectively                (47,127)        (47,094)
Accumulated other comprehensive loss                                                (11,542)        (11,876)
Retained earnings                                                                    82,582         116,900
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      98,373         130,817
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 410,068       $ 418,419
===========================================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                        Three months ended               Nine months ended
                                                            October 31,                      October 31,
                                                        2006            2005            2006            2005
==============================================================================================================
NET SALES                                            $ 130,707       $ 126,966       $ 392,304       $ 372,863
COST OF SALES                                          112,695         109,167         331,964         309,876
--------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                            18,012          17,799          60,340          62,987

OPERATING EXPENSES:
   Selling, general and administrative expenses         14,663          15,582          45,621          46,606
   Research and development expenses                     6,888           6,329          21,584          18,853
   Identifiable intangible asset impairment                 --          20,045              --          20,045
   Goodwill impairment                                  13,947          13,674          13,947          13,674
--------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                         (17,486)        (37,831)        (20,812)        (36,191)
--------------------------------------------------------------------------------------------------------------
Interest expense, net                                    3,256           2,568           9,656           6,881
Other expense (income), net                                439             (23)            869              33
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (21,181)        (40,376)        (31,337)        (43,105)
--------------------------------------------------------------------------------------------------------------
Provision for income taxes                                 575          19,613           3,000          17,706
--------------------------------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                          (21,756)        (59,989)        (34,337)        (60,811)
--------------------------------------------------------------------------------------------------------------
Minority interest                                          (55)             (6)           (371)           (169)
--------------------------------------------------------------------------------------------------------------
   NET LOSS                                          $ (21,701)      $ (59,983)      $ (33,966)      $ (60,642)
==============================================================================================================
Net loss per common share - basic                    $   (0.85)      $   (2.36)      $   (1.33)      $   (2.39)
==============================================================================================================
Net loss per common share - diluted                  $   (0.85)      $   (2.36)      $   (1.33)      $   (2.39)
==============================================================================================================
Dividends per share                                  $      --       $ 0.01375       $ 0.01375       $ 0.04125
==============================================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                      Nine months ended
                                                                                          October 31,
                                                                                     2006             2005
============================================================================================================
Cash flows from operating activities:
 Net loss                                                                        $  (33,966)      $  (60,642)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Minority interest in net loss of consolidated subsidiary                              (371)            (169)
 Stock based compensation                                                               197               --
 Depreciation and amortization                                                       14,714           17,520
 Impairment of fixed assets and long-lived assets                                        --            2,160
 Impairment of goodwill                                                              13,947           13,674
 Impairment of intangible assets                                                         --           20,045
 Deferred income taxes                                                                  809           11,764
 (Gain) loss on disposal of assets                                                      (38)             208
 Annual retainer to Board of Directors paid by the issuance of common stock             224              199
 Changes in:
   Accounts receivable and other receivable                                          (3,328)          (4,209)
   Inventories                                                                       (5,930)          (4,884)
   Other current assets                                                                (686)          (1,405)
   Accounts payable                                                                  (5,077)          10,075
   Accrued liabilities                                                                2,730            4,657
   Income taxes payable                                                                 100            1,556
   Other current liabilities                                                         (1,750)           2,555
   Other liabilities                                                                  6,133            1,246
   Other long-term assets                                                                83              467
   Other, net                                                                          (923)           2,963
------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                            (13,132)          17,780
------------------------------------------------------------------------------------------------------------
Cash flows provided (used in) by investing activities:
 Acquisition of property, plant and equipment                                       (19,553)          (5,101)
 Proceeds from disposal of property, plant and equipment                                 54               74
------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                          (19,499)          (5,027)
------------------------------------------------------------------------------------------------------------
Cash flows provided (used in) by financing activities:
 Reduction of long-term debt                                                           (781)          (4,225)
 Proceeds from new borrowings                                                        17,428               --
 Financing cost of long-term debt                                                      (701)            (955)
 Increase (decrease) in book overdrafts                                               3,063           (7,711)
 Purchase of treasury stock                                                            (122)            (158)
 Proceeds from issuance of common stock, net                                          1,210              307
 Payment of common stock dividends                                                     (352)            (699)
------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                             19,745          (13,441)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                            864              224
------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                               (12,022)            (464)
Cash and cash equivalents, beginning of period                                       25,693           26,855
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         $   13,671       $   26,391
============================================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Dollars in thousands)
                                   (UNAUDITED)

SUPPLEMENTAL CASH FLOW DISCLOSURE
Schedule of non cash investing and financing activities

                                                                            Nine months ended
                                                                                October 31,
                                                                           2006            2005
==================================================================================================
Increase (decrease) in property, plant, and equipment acquisitions
   in accounts payable                                                  $      176      $     (353)
Dividend declared, but not paid                                         $       --      $      350

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                      Three months ended           Nine months ended
                                                                          October 31,                 October 31,
                                                                     2006            2005         2006            2005
========================================================================================================================
NET LOSS                                                          $ (21,701)      $ (59,983)   $ (33,966)      $ (60,642)
Other comprehensive income (loss) net of tax:
    Net unrealized income (loss) on derivative instruments            6,919           2,200         (108)          2,010
    Foreign currency translation adjustments                              3            (361)         442            (594)
------------------------------------------------------------------------------------------------------------------------
      TOTAL COMPREHENSIVE LOSS                                    $ (14,779)      $ (58,144)   $ (33,632)      $ (59,226)
========================================================================================================================

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim period presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2006 Annual Report on Form 10-K dated April 10, 2006, and Form 10-K/A dated May 2, 2006.

2.    SHARE-BASED COMPENSATION

     Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS No. 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as disclosed in our previous filings. Prior to the Company's adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine month periods ended October 31, 2006, due to the Company's net operating losses, no tax benefits have been realized from the exercises of options. As a result there is no cash flow impact related to tax benefits realized from the exercises during the three and nine months ended October 31, 2006.

     Prior to February 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of the Company's common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure".

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      All subsequent grants during the fiscal year ended January 31, 2006 vested immediately upon the date of grant. Under the U.K. Stock Option Plan, upon the adoption of SFAS No. 123R the Company had unamortized compensation of $35 at February 1, 2006 related to 6,418 options granted in fiscal year 2004, and 13,680 options granted in fiscal year 2005. As of October 31, 2006 the unamortized compensation for these options was $8, which is expected to be recognized over the weighted average period of approximately two months.

      Under the provisions of SFAS No. 123R, the Company recorded $23 and $197 of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2006. The impact on earnings per share for the three and nine months ended October 31, 2006, was less than $0.01. The Company granted 28,000 and 123,000 stock option awards during the three and nine months ended October 31, 2006. Of the awards granted in the third quarter, none vested immediately. Of awards granted during the first nine months of fiscal year 2007, 40,500 vested immediately; accordingly for the nine months ended October 31, 2006, compensation cost included $137 for these awards that vested immediately. Compensation cost recognized during these periods relates to the awards granted during the period as well as the outstanding awards that were not vested at February 1, 2006. Based on the current awards outstanding, the estimated compensation expense for the remainder of the fiscal year is approximately $26.

     The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model ("Black Scholes"). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company's stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 107 to determine the expected life assumption.

      Based on our historical experience, we have assumed an annualized forfeiture rate of 10% for share-based compensation awards. Under the true-up provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

      No compensation expense related to stock option grants was recorded in the consolidated statement of operations for the three and nine months ended October 31, 2005.

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

                                                                           Three months ended    Nine months ended
                                                                            October 31, 2005     October 31, 2005
==================================================================================================================
Net loss as reported                                                           $  (59,983)          $  (60,642)
Deduct: Total stock based compensation expense determined
   under the fair value method for all grants, net of related tax effects      $    2,756           $    6,429
------------------------------------------------------------------------------------------------------------------
Net loss pro forma                                                             $  (62,739)          $  (67,071)
==================================================================================================================
Net loss per common share-basic-as reported                                    $    (2.36)          $    (2.39)
Net loss per common share-basic-pro forma                                      $    (2.47)          $    (2.64)
Net loss per common share-diluted-as reported                                  $    (2.36)          $    (2.39)
Net loss per common share-diluted-pro forma                                    $    (2.47)          $    (2.64)

      The Company used the straight-line attribution method for the amortization of stock compensation under SFAS No. 123R for the period after its adoption, and under APB No. 25 or SFAS No. 123 (pro forma disclosure) for the period prior to its adoption. Total compensation cost of stock options granted but not yet vested as of October 31, 2006, was $230, which is expected to be recognized over the weighted average period of approximately 16 months.

      The following table summarizes activity under all stock option plans for the respective periods:

                                                               Three months ended          Nine months ended
                                                                   October 31,                 October 31,
                                                                2006          2005          2006          2005
=================================================================================================================
Weighted-average fair value of options granted per share      $   3.89      $   4.86      $   3.58      $   3.58
Fair value of options vested during the period                $     --      $    282      $    246      $ 10,745
Intrinsic value of options exercised                          $     24      $    103      $    297      $    120
Cash received from option exercises                           $    235      $    260      $  1,210      $    307

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      Stock option activity under all plans during the nine months ended October 31, 2006, is as follows:

                                                                           Weighted Average
                                                       Weighted Average       Remaining
                                        Number of       Exercise Price     Contractual Term      Aggregate
                                         Shares            per Share            (years)       Intrinsic Value
=============================================================================================================
Balance at January 31, 2006             4,073,998           $ 16.62               7.0                $  0
Options granted                           123,000           $  6.88               9.6                $  0
Options exercised                        (179,850)          $  6.73               6.7                $  0
Options forfeited                      (1,168,915)          $ 19.30               5.3                $  0
Balance at October 31, 2006             2,848,233           $ 15.72               6.8                $  0
Exercisable, October 31, 2006           2,758,893           $ 15.99               6.7                $  0

      The aggregate intrinsic value on this table was calculated based on the difference between the closing price of our common stock on October 31, 2006, and the exercise price of the underlying options.

      Stock options outstanding at October 31, 2006, are summarized in the table below.

                                      Weighted                                          Weighted
                                      Average                                           Average
                                     Remaining        Weighted                         Remaining         Weighted
    Range of          Number        Contractual        Average          Number        Contractual         Average
 Exercise Price    Outstanding          Life       Exercise Price    Exercisable          Life        Exercise Price
====================================================================================================================
$  6.26 - $  9.18    1,110,495        9.1 years        $  7.54         1,027,995        9.0 years          $  7.60
$  9.80 - $ 14.50      255,224        5.7 years        $ 11.36           255,224        5.7 years          $ 11.36
$ 14.94 - $ 22.31    1,168,444        5.7 years        $ 18.82         1,161,604        5.7 years          $ 18.82
$ 26.76 - $ 37.28      261,320        4.4 years        $ 33.12           261,320        4.4 years          $ 33.12
$ 48.44 - $ 55.94       52,750        3.7 years        $ 54.44            52,750        3.7 years          $ 54.44
--------------------------------------------------------------------------------------------------------------------
   TOTAL             2,848,233        6.8 years        $ 15.72         2,758,893        6.7 years          $ 15.99
====================================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      A summary of the status of the Company's non-vested stock options as of October 31, 2006, is summarized below.

                                                                  Weighted Average Option
                                            Number of Shares            Grant Date
                                           Underlying Options           Fair Value
=========================================================================================
Non-vested at January 31, 2006                   20,098                   $ 8.53
Granted                                         123,000                   $ 3.58
Vested                                          (53,758)                  $ 4.57
-----------------------------------------------------------------------------------------
Non-Vested at October 31, 2006                   89,340                   $ 4.10
=========================================================================================

      The fair value of stock options granted during the three and nine months ended October 31, 2006, was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

                                             Three months ended                        Nine months ended
                                                October 31,                               October 31,
                                         2006                  2005                 2006                2005
==================================================================================================================
Risk-free interest rate             4.57% - 4.91%          3.89 - 4.45%        4.57% - 5.03%       3.73% - 4.45%
Dividend yield                          0.00%             0.52% - 0.60%        0.00% - 0.66%       0.52% - 0.81%
Volatility factor                  49.57% - 50.73%       49.90% - 51.30%      47.31% - 54.25%     49.90% - 55.07%
Expected lives                         6 years               5 years            5 - 6 years           5 years

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position and results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS No. 156"). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 156 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position and results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, ("FIN No. 48") "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109")." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the potential impact of FIN No. 48 on its financial position and results of operations.

      In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity's accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-03 to have a material impact on its financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment to FASB Statements No. 87, 88, 106, and 123R) ("SFAS No. 158"). SFAS No. 158 requires an employer to: (1) recognize in its statement of financial position and asset for a plan's overfunded status or a liability for a plan's underfunded status; (2) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Based upon current assumptions, the Company expects to make an adjustment to record an incremental net pension liability of approximately $6,000 upon the adoption of SFAS No. 158's recognition provisions.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements). SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for reporting periods ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position and results of operations.

4.    INVENTORIES

      Inventories consisted of the following:

                                                    October 31,     January 31,
                                                       2006            2006
================================================================================
Raw materials                                       $  34,292       $  36,828
Work-in-process                                        15,027          13,993
Finished goods                                         41,017          32,982
--------------------------------------------------------------------------------
   Total                                            $  90,336       $  83,803
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

5.    INCOME TAXES

                                                        Nine months ended
                                                            October 31,
                                                      2006              2005
================================================================================
Provision for income taxes                         $   3,000         $  17,706
Effective income tax rate                               (9.6%)           (41.1%)

      Tax expense in the nine months ended October 31, 2006, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss. In the jurisdictions where the Company incurred a loss, the Company recorded an increase to the Company's valuation allowance due to the lack of evidence regarding future realization of certain deferred tax assets. In addition, the Company incurred deferred tax expense resulting from the amortization of goodwill for tax which the corresponding deferred tax liability cannot be used as a source of income to substantiate the realizability of deferred tax assets. These items are partially offset by the tax effect of the resolution of certain state tax matters. The tax expense recorded in the nine months ended October 31, 2005, principally resulted from the write off of deferred tax assets related to the investment in foreign subsidiaries and the establishment of a valuation allowance and tax reserves against deferred tax assets due to the lack of evidence regarding the realization of these assets in the foreseeable future.

6.    NET LOSS PER COMMON SHARE

      Net loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share - diluted reflects the potential dilution that could occur if stock options were exercised. Weighted-average common shares - basic and diluted were as follows:

                                                             Three months ended              Nine months ended
                                                                 October 31,                     October 31,
                                                            2006            2005            2006             2005
===================================================================================================================
Weighted-average common shares -  basic and diluted      25,628,845      25,380,480      25,570,763      25,361,952

      The dilutive effect of stock options outstanding at October 31, 2006 and 2005 was not included in the calculation of diluted loss per share for the three and nine months periods ended October 31, 2006 and 2005 because to do so would have had an anti- dilutive effect, as the Company had a net loss for each of these periods. The weighed average number of shares excluded from the diluted loss per share computation was 34,790 and 182,109 for the three-month periods ended October 31, 2006 and 2005. The weighted average number of shares excluded from the diluted loss per share computation was 63,477 and 104,600 for the nine-month periods ended October 31, 2006 and 2005. Additionally, 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for the three and nine months ended October 31, 2006, because their effect would reduce the loss per share.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefore), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (Allied) for the acquisition (the Acquisition) of the Company (the Acquisition Agreement), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell (Honeywell).

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

      The Company has terminated operations at its Huguenot, New York, facility, and is currently conducting facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of contamination at its Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (NYSDEC) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision
(ROD) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., which has agreed in principle to bear a substantial share of the costs associated with investigation and remediation of the lagoon-related contamination. Should the parties fail to reach a final settlement agreement, the Company will aggressively pursue available legal remedies. Additionally, should the parties fail to reach a final settlement agreement, NYSDEC may conduct the remediation and seek recovery from the parties.

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

      In January 1999, the Company received notification from the U.S. Environmental Protection Agency (EPA) of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (DOJ) through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree.

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

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of October 31, 2006 and January 31, 2006, accrued environmental reserves totaled $3,258 and $3,775, respectively, consisting of $2,154 and $2,534 in other current liabilities and $1,104 and $1,241 in other liabilities, respectively. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for three and nine months ended October 31, 2006 and 2005, is shown below. All sales between business segments have been eliminated.

                                          Standby         Power          Motive
Three months ended October 31, 2006        Power       Electronics        Power        Consolidated
===================================================================================================
Net sales                                $  68,805      $  47,343       $  14,559       $ 130,707
Gross profit                             $   8,663      $   9,101       $     248       $  18,012
Operating income (loss)                  $   1,650      $ (15,735)      $  (3,401)      $ (17,486)

Three months ended October 31, 2005
===================================================================================================
Net sales                                $  69,897      $  43,292       $  13,777       $ 126,966
Gross profit                             $  12,365      $   4,614       $     820       $  17,799
Operating income (loss)                  $   4,766      $ (40,753)      $  (1,844)      $ (37,831)

                                          Standby         Power          Motive
Nine months ended October 31, 2006         Power       Electronics        Power       Consolidated
===================================================================================================
Net sales                                $ 204,795      $ 144,050       $  43,459       $ 392,304
Gross profit                             $  29,791      $  28,697       $   1,852       $  60,340
Operating income (loss)                  $   6,784      $ (19,107)      $  (8,489)      $ (20,812)

Nine months ended October 31, 2005
===================================================================================================
Net sales                                $ 197,177      $ 135,320       $  40,366       $ 372,863
Gross profit                             $  33,734      $  27,735       $   1,518       $  62,987
Operating income (loss)                  $  10,654      $ (40,070)      $  (6,775)      $ (36,191)

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

9.    DERIVATIVE INSTRUMENTS

      The Company is exposed to various market risks. The primary financial risks include fluctuations in certain commodity prices and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments.

      The Company does not invest in derivative instruments for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in the price of lead as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

      The following table provides the fair value of the Company's derivative contracts which include foreign exchange contracts and forward commodity contracts.

                                                 Fair Value at    Fair Value at
                                                  October 31,       January 31,
                                                     2006              2006
================================================================================
Foreign currency contracts                        $    (468)        $     (38)
Commodity forward contracts                       $   5,975         $   6,507

      The commodity forwards are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income.

      Hedge accounting was not applied by the Company for its foreign exchange contracts; however, a natural hedging relationship exists between the underlying hedged items and the derivative instrument itself. Changes in fair value of the foreign exchange contracts are recorded in earnings each period.

      The Company received approximately $3,099 in cash proceeds from commodity contracts terminated by the counter party during the first quarter of fiscal year 2007. This settlement does not change the hedge accounting for these forward contracts, with the gain in comprehensive loss continuing to be released to earnings during fiscal year 2007 in the periods in which the hedged item is recognized in cost of sales.

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

10.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                            Nine months ended
                                                                October 31,
                                                            2006          2005
================================================================================
Balance at beginning of period                            $ 7,630       $ 8,303
Current year provisions                                     5,150         3,882
Expenditures                                               (5,531)       (5,404)
Effect of foreign currency translation                         12             3
--------------------------------------------------------------------------------
   Balance at end of period                               $ 7,261       $ 6,784
================================================================================

      As of October 31, 2006, accrued warranty obligations of $7,261 include $2,365 in current liabilities and $4,896 in other liabilities. As of January 31, 2006, accrued warranty obligations of $7,630 include $4,020 in current liabilities and $3,610 in other liabilities.

11.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                                Pension Benefits        Postretirement Benefits
                                              ---------------------     -----------------------
                                               Three months ended          Three months ended
                                                   October 31,                 October 31,
                                                2006          2005          2006          2005
===============================================================================================
Components of net periodic benefit cost:
   Service cost                               $   459       $   430       $    45       $    44
   Interest cost                                1,055           974            62            64
   Expected return on plan assets              (1,213)       (1,217)           --            --
   Amortization of prior service costs              4             5            (7)           (7)
   Recognized actuarial loss                      529           372            --            --
-----------------------------------------------------------------------------------------------
     Net periodic benefit cost                $   834       $   564       $   100       $   101
===============================================================================================

                                                Pension Benefits        Postretirement Benefits
                                              ---------------------     -----------------------
                                                Nine months ended          Nine months ended
                                                   October 31,                October 31,
                                               2006          2005           2006          2005
===============================================================================================
Components of net periodic benefit cost:
   Service cost                               $ 1,377       $ 1,374       $   134       $   150
   Interest cost                                3,164         3,070           185           193
   Expected return on plan assets              (3,638)       (3,856)           --            --
   Amortization of prior service costs             11            12           (21)           15
   Recognized actuarial loss                    1,588         1,322             2            --
   Curtailment                                     12            29           (36)           --
-----------------------------------------------------------------------------------------------
     Net periodic benefit cost                $ 2,514       $ 1,951       $   264       $   358
===============================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Company is not required to make any contributions to its U.S. pension plans for fiscal 2007 and the Company does not intend to make any discretionary contributions. The Company made a contribution of $46 to its Japanese pension plan in the nine month period ended October 31, 2006. The Company plans to make additional contributions of approximately $15 to its Japanese plan for fiscal year 2007.

      The Company also expects to make contributions totaling approximately $300 to the two Company sponsored postretirement benefit plans for fiscal year 2007.

12.   DEBT

      On March 30, 2006, the Company executed a first amendment to both of its credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006, through December 31, 2006 under the Term Loan facility and modified certain other definitions. In consideration of these changes, the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania, battery plant and it's Mansfield, Massachusetts, electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

      The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. As of October 31, 2006, the Company did not meet the availability requirements to make these restricted payments.

      The Term Loan also includes a maximum leverage ratio. On October 24, 2006, C&D entered into an agreement with its second-lien lenders whereby the second-lien lenders have agreed to a waiver of the leverage ratio covenant of the Loan and Security Agreement, dated December 7, 2005, as amended, for October 31, 2006, until November 30, 2006.

      On November 21 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.5% Convertible Senior Notes Due 2026. The Company used substantially all of the net proceeds to repay its $50,000 million secured term loan. This transaction is further described in Note 15.

      The Company's debt is more fully described in Note 6 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

13.   RESTRUCTURING

      On April 6, 2006, the Company announced the closure of its Motive Power Manufacturing facility in Huguenot, New York, and the transfer of production to Reynosa, Mexico. As a result of this action, the Company recorded severance accruals of $168 in its financial statements for the year ended January 31, 2006. Further severance and related closure costs of $591 have since been recorded. As of the end of the third quarter of fiscal year 2007, the transfer of production was complete.

      On October 31, 2006, the Company announced the closure of its Power Electronic Division design facility in Portland, Oregon, and the centralization of its activities into the Company's operations in Mansfield, Massachusetts, and Toronto, Canada. The Company recognized severance obligations of $619 on October 31, 2006, for the affected employees. It is expected that the Company will record additional costs of approximately $100 during the fourth quarter of fiscal year 2007 in association with this move.

      The Company expects to abandon its design facility in Portland, Oregon, during the first quarter of fiscal year 2008. Under the terms of the lease, the Company is obligated for rent and other costs associated with this lease, at an annual cost of approximately $480, until March 31, 2010. The Company has no plans to occupy this facility in the foreseeable future, but is examining options to sub-lease or otherwise assign this agreement. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company expects to record a charge to earnings to recognize the costs of exiting this facility, which will be equal to the total amount of rent and other direct costs, net of estimated sub-lease income, for the period of the lease during the first quarter of fiscal year 2008.

A reconciliation of the beginning and ending liability and related activity is shown below.

                                  Balance at       Provision                      Balance at
                              January 31, 2006     Additions   Expenditures    October 31, 2006
===============================================================================================
Severance                            168             1,885          688               1,365
Other Employee Matters                --                63           63                  --
Closure Costs                         --                12           12                  --
-----------------------------------------------------------------------------------------------
Total                                168             1,960          763               1,365
===============================================================================================

      The year to date expense of $1,960 is included in cost of goods sold ($705), selling and general and administrative expense ($834) and research and development expenses ($421) lines of the Company's consolidated statement of operations for the nine months ended October 31, 2006.

14.   GOODWILL IMPAIRMENT

      During the quarter ended October 31, 2006, the Company identified circumstances suggesting that goodwill within the Power Electronics Division may be impaired. These circumstances included a decision made by the Company to evaluate strategic alternatives for the Power Electronics Division, including the possible sale of the business. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company determined that the carrying value of its goodwill within the Power Electronic Division exceeded its fair value. The fair value was calculated using a combination of the income and market approach. As a result of the impairment test, the Company recorded a pre-tax charge of $13,947 related to goodwill.

      In the comparative quarter in fiscal year 2006, the Company recorded a pre-tax charge of $2,160 related to the fixed assets at its Tucson, Arizona, location. The charge was included in cost of sales. The Company also recorded a pre-tax charge of $20,045 for impairments of its identifiable intangible assets at Portland Oregon, and Toronto, Canada. In addition, the Company recorded a pre-tax charge in its Power Electronic Division of $13,674 related to goodwill impairment.

      Other than as described above, there were no impairment indicators with regard to fixed assets, identifiable intangible assets or goodwill as of October 31, 2006.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

15.   SUBSEQUENT EVENTS

      On November 16, 2006, the Company announced that it has made the decision to evaluate strategic alternatives for its Power Electronics Division, including the possible sale of the business.

      On November 21, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.5% Convertible Senior Unsecured Notes Due 2026. The Company used the proceeds to repay its $50,000 secured term loan, fees and expenses associated with the offering and for general corporate purposes.

      The notes are unsubordinated unsecured obligations and rank equally within the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. The notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company's subsidiaries, except for those subsidiaries that may in the future guarantee certain of the Company's other obligations will also be required to guarantee the notes.

      The notes require the semi-annual payment of interest on May 1 and November 1 of each year beginning May 15, 2007, at 5.5% per annum on the principal amount outstanding. The notes will mature on November 15, 2026. Prior to maturity, the holders may convert their notes into shares of the Company's common stock under certain circumstances. The initial conversion rate is 206.72 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $4.84 per share.

      At any time on or after November 15, 2011, the Company may at its option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. The holder of the notes may require the Company to repurchase some or all of the holder's notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 15, 2011, 2016 and 2021 at a price equal to 100% of the principal amount to the notes being repurchased, plus accrued and unpaid interest, if any, in each case.

      If applicable, the Company will pay a make-whole premium on notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company's Common Stock has been exchanged in the fundamental change) on the conversion date for the notes converted in connection with the fundamental change.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The notes were issued in an offering not registered under the Securities Act of 1933, as amended (Securities Act) and were sold to the Initial Purchasers on a private placement basis in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 144A. Pursuant to the Registration Rights Agreement, the Company agreed, as promptly as practicable, but in no event more than 90 days after the original issuance of the notes, to file a shelf registration statement with the Securities and Exchange Commission
(SEC) covering resales of the notes and the Common Stock issuable upon conversion of the notes. In addition, the Company agreed to use its commercially reasonable efforts to cause the shelf registration statement to become effective under the Securities Act on or prior to 210 days following the date the notes were originally issued. If the Company should fail to meet the registration obligations described above, the interest rate payable on the notes will increase by 0.25% per annum for the first 90 days the Company is not in compliance with such registration obligations and by an additional 0.25% per annum from and after the 91st day during which such registration default continues. As of December 7, 2006, the Company had not filed a shelf registration statement with the SEC.

      In connection with the issuance of the notes, the Company incurred approximately $2,500 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs will be amortized to interest expense over five years. The Company expects to write off $982 of deferred financing costs associated with debt under the Company's previous capital structure during the fourth quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

   Three Months Ended October 31, 2006, compared to Three Months Ended October 31, 2005

      Within the following discussion, unless otherwise stated, "quarter" and "nine-month period" refer to the third quarter of fiscal year 2007 and the nine months ended October 31, 2006. All comparisons are with the corresponding period in the prior year, unless otherwise stated.

      Net sales for the third quarter of fiscal year 2007 increased $3,741 or 3% to $130,707 from $126,966 in the third quarter of fiscal year 2006. This increase resulted from higher sales in the Power Electronics and Motive Power divisions, partially offset by lower sales in the Standby Power Division. Sales in the Power Electronics Division increased $4,051 or 9% primarily due to increased sales in magnetics, military and data acquisition markets. Sales in the Motive Power Division increased $782 or 6%, primarily due to pricing. Standby Power sales decreased by $1,092 or 2%, primarily due to lower volume, partially offset by higher pricing.

      Gross profit for the third quarter of fiscal year 2007 increased $213 or 1% to $18,012 from $17,799. Margins decreased to 13.8% from 14.0% in the prior year. Gross profit in the Power Electronics Division increased $4,487, with margins improving from 10.7% to 19.2%. This increase in margin was primarily due to the increase in sales coupled with prior year charges for fixed asset impairments of $2,160 and inventory write-offs of $2,434 resulting from compliance with the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment" (RoHS) legislation. Gross profit in the Standby Power Division decreased $3,702, with margins decreasing from 17.7% to 12.6%. This decrease in margin was primarily due to the lower sales, coupled with higher lead costs. Average London Metal Exchange ("LME") prices increased from an average of 43 cents per pound in the third quarter of fiscal year 2006 to 61 cents per pound in the third quarter of fiscal year 2007. Gross profit in the Motive Power Division decreased by $572, with margins decreasing from 6.0% to 1.7%. Approximately $1,471 in costs and productivity losses were recorded in the quarter in connection with the transfer of production from Huguenot, New York, to Reynosa, Mexico, comprising severance and related closure costs of approximately $108 and productivity and unabsorbed overheads of approximately $1,363.

      Selling, general and administrative expenses for the third quarter of fiscal year 2007 decreased $919, or 6% to $14,663 from $15,582. This decrease was primarily due to lower fees for outside professional services in the amount of $1,002, lower salary and fringe costs in the amount of $823 and lower amortization expense of $321. These decreases were partially offset by higher warranty expense of $638. The decrease in professional fees was primarily due to lower Sarbanes-Oxley related expenses. The decrease in salary and fringes were primarily due to lower bonus and severance expenses. The decrease in amortization was primarily due to the intangible asset impairments which took place during the third quarter of fiscal year 2006.

      Research and development expenses for the third quarter of fiscal year 2007 increased $559 or 9% to $6,888 from $6,329. As a percentage of sales, research and development expenses increased from 5.0% during the third quarter of fiscal year 2006 to 5.3% during the third quarter of fiscal year 2007. Fiscal year 2007 expenses include severance costs of $421 associated with the closure of the Company's design facility in Portland, Oregon.

      During  the third  quarter  of fiscal  years  2007 and 2006,  the  Company
recorded   goodwill   impairments   in  the  amount  of  $13,947  and   $13,674,
respectively.

      During the third quarter of fiscal year 2006, the Company recorded impairments to identifiable intangible assets in the amount of $20,045.

      Operating loss for the third quarter of fiscal year 2007 decreased $20,345 to $17,486 from $37,831 in the third quarter of fiscal year 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Analysis of Change in Operating Income (Loss)

      Third Quarter of Fiscal Year 2007 vs. Third Quarter of Fiscal Year 2006

                                                          Standby        Power          Motive
                                                           Power       Electonics       Power
                                                         Division       Division       Division     Consolidated
================================================================================================================
Operating Income (loss) - 3Q06                           $  4,766       $(40,753)      $ (1,844)      $(37,831)
Impairment of identifiable intangible assets - 3Q06            --         20,045             --         20,045
Impairment of goodwill - 3Q06                                  --         13,674             --         13,674
Impairment of goodwill - 3Q07                                  --        (13,947)            --        (13,947)
Impairment of fixed assets - 3Q06                              --          2,160             --          2,160
Management severance costs - 3Q06                             487            259             82            828
Management severance costs - 3Q07                             (56)           (93)          (127)          (276)
Huguenot closure                                               --             --         (1,471)        (1,471)
Portland closure costs                                         --           (619)            --           (619)
Assimilation charges - 3Q06                                    --            770             --            770
RoHS compliance - 3Q06                                         --          2,434             --          2,434
Contract manufacturers transition costs                        --           (203)            --           (203)
Lead - increased cost                                      (6,003)            --           (500)        (6,503)
Lead - hedge income                                           861             --             10            871
Decrease (increase) in warranty expenses                      204             72           (914)          (638)
Decrease in Sarbanes Oxley compliance costs                   305            228             73            606
Pricing                                                     3,100             --          1,300          4,400
Volume/mix                                                 (1,377)           500           (500)        (1,377)
Other                                                        (637)          (262)           490           (409)
----------------------------------------------------------------------------------------------------------------
Operating income (loss) - 3Q07                           $  1,650       $(15,735)      $ (3,401)      $(17,486)
================================================================================================================

      Interest expense, net, increased $688 or 27% in the third quarter of fiscal year 2007, primarily due to higher debt levels, coupled with a higher effective interest rate.

      Income tax expense of $575 was recorded in the third quarter of fiscal year 2007, compared to income tax expense of $19,613 in the third quarter of fiscal year 2006. Tax expense in the three months ended October 31, 2006, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries and the impact of losses for which no tax benefit is recognized under SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). In the comparable period of the prior fiscal year, the Company wrote off a significant portion of its deferred tax assets and recorded valuation allowances against an additional portion of these deferred tax assets primarily due to the significant losses recognized in the fiscal year ended January 31, 2005, and the nine months ended October 31, 2005.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the third quarter of the current fiscal year, the joint venture had minority interest of $(55) compared to a minority interest of $(6) in the comparable period of the prior fiscal year.

      As a result of the above, a net loss of $21,701 was recorded compared to a net loss of $59,983 in the prior year. On a per share basis, the net loss was $0.85 compared to $2.36 in the third quarter of fiscal years 2007 and 2006, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Other Comprehensive Loss

      Other comprehensive loss was $14,779 in the third quarter of fiscal year 2007 as compared to $58,144 in the comparable period of fiscal year 2006. This was primarily due to the Company's net loss of $21,701 during the three months ended October 31, 2006, as compared to $59,983 during the three months ended October 31, 2005. Additionally, the Company had an unrealized gain on derivative instruments in the three months ended October 31, 2006, of $6,919 as compared to $2,200 during the three months ended October 31, 2005. The gains reflect the mark to market of the Company's forward commodity contracts as of October 31, 2006 and 2005.

      Nine months Ended October 31, 2006, compared to Nine months Ended October 31, 2005

      Net sales for the nine months ended October 31, 2006, increased $19,441 or 5% to $392,304 from $372,863 in the nine months ended October 31, 2005. This increase resulted from higher sales in all three of the Company's divisions. Sales in the Power Electronics Division increased $8,730 or 6%, primarily due to higher volume with the Company's tier I customers. Sales in the Standby Power Division increased $7,618 or 4%. Motive Power sales increased by $3,093 or 8%. Sales increases in the Standby Power and Motive Power divisions are primarily due to increased pricing.

      Gross profit for the nine months ended October 31, 2006, decreased $2,647 or 4% to $60,340 from $62,987. Margins decreased to 15.4% from 16.9% in the prior year. Gross profit in the Standby Power Division decreased $3,943, with margins decreasing from 17.1% to 14.5%. Price increases were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average "LME" prices increased from an average of 43 cents per pound in the nine months ended October 31, 2005, to 55 cents per pound in the nine months ended October 31, 2006. Gross profit in the Power Electronics Division increased $962, with margins decreasing from 20.5% to 19.9%. Prior year results included charges for fixed asset impairments of $2,160 and inventory write-offs of $2,434 resulting from compliance with the European Union's RoHS legislation. Margins in the division have otherwise been negatively impacted by domestic sourcing of certain new business opportunities during the first quarter of fiscal 2007, other customer mix changes, costs associated with the Company's transfer of production to new Asian contract manufacturers and general increases in raw material and component costs. Gross profit in the Motive Power Division increased by $334, with margins increasing from 3.8% to 4.3%. This increase is primarily due to improved pricing, partially offset by higher lead costs as well as expenses incurred and higher unabsorbed overhead resulting from closing Huguenot, New York and the transfer of production to Reynosa, Mexico.

      Selling, general and administrative expenses for the nine months ended October 31, 2006, decreased $985 or 2% to $45,621 from $46,606. This decrease was primarily due to lower salary and fringe costs in the amount of $1,981, lower fees for outside professional services in the amount of $1,728, and lower amortization expense of $901. These decreases were partially offset by higher warranty expense of $1,268, as well as higher selling commissions and travel costs. The decrease in salary and fringes were primarily due to lower bonus and severance expenses. The decrease in professional fees was primarily due to lower Sarbanes-Oxley related expenses. The decrease in amortization was primarily due to the intangible asset impairments which took place during the third quarter of fiscal year 2006. Higher warranty costs principally reflect experience changes in the Motive Power Division.

      Research and development expenses for the nine months ended October 31, 2006, increased $2,731 or 14% to $21,584 from $18,853. As a percentage of sales, research and development expenses increased from 5.1% during the first nine months of fiscal year 2006 to 5.5% during the first nine months of fiscal year 2007. Fiscal year 2007 expenses include severance costs of $421 associated with the closure of the Company's design facility in Portland, Oregon. In addition higher costs were incurred during the first six months of fiscal year 2007 in connection with the Company's RoHS Compliance Programs.

      During the third quarter of fiscal years 2007 and 2006, the Company recorded impairments to goodwill in the amount of $13,947 and $13,674, respectively. During the third quarter of fiscal year 2006, the Company recorded impairments to identifiable intangible assets in the amount of $20,045.

      The Company had an operating loss during the first nine months of fiscal year 2007 in the amount of $20,812 as compared to $36,191 during the first nine months of fiscal year 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Analysis of Change in Operating Income (Loss)

      Nine months Ended October 31, 2006 vs. Nine months Ended October 31, 2005

                                                                  Standby          Power         Motive
                                                                   Power        Electonics       Power
                                                                  Division       Division       Division    Consolidated
========================================================================================================================
Operating income (loss) - nine months ended October 31, 2005      $ 10,654       $(40,070)      $ (6,775)      $(36,191)
Impairment of identifiable intangible assets - 3Q06                     --         20,045             --         20,045
Impairment of goodwill - 3Q06                                           --         13,674             --         13,674
Impairment of goodwill - 3Q07                                           --        (13,947)            --        (13,947)
Impairment of fixed assets - 3Q06                                       --          2,160             --          2,160
Management severance costs - FY06                                    1,676          1,179            601          3,456
Management severance costs - FY07                                   (1,025)          (246)          (333)        (1,604)
Huguenot closure                                                        --             --         (2,690)        (2,690)
Portland closure costs - serverance                                     --           (619)            --           (619)
Assimilation charges                                                    --            770             --            770
RoHS compliance - 3Q06                                                  --          2,434             --          2,434
RoHS compliance - FY07                                                  --           (704)            --           (704)
Contract manufacturers transition costs                                 --         (1,816)            --         (1,816)
Lead - increased cost                                              (12,625)            --         (1,154)       (13,779)
Lead - hedge income                                                  3,470             --             26          3,496
Decrease (increase) in warranty expenses                               814             82         (2,164)        (1,268)
Decrease in Sarbanes Oxley compliance costs                            720            488            159          1,367
Pricing                                                              7,658             --          4,000         11,658
Environmental accruals                                                  --             --            756            756
Volume/mix                                                               5         (2,063)          (635)        (2,693)
Other - including material costs                                    (4,563)          (474)          (280)        (5,317)
------------------------------------------------------------------------------------------------------------------------
Operating income (loss) - nine months ended October 31, 2006      $  6,784       $(19,107)      $ (8,489)      $(20,812)
========================================================================================================================

      Interest expense, net, increased $2,775 or 40% in the nine months ended October 31, 2006, primarily due to higher debt levels, coupled with a higher effective interest rate.

      Income tax expense of $3,000 was recorded in the first nine months of fiscal year 2007, compared to $17,706 in the comparable period of the prior fiscal year. Tax expense in the nine months ended October 31, 2006, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries, and the impact of losses for which no tax benefit is recognized under SFAS No.
109. In the comparable period of the prior fiscal year, the Company wrote off a significant portion of its deferred tax assets and recorded valuation allowances against an additional portion of these deferred tax assets primarily due to the significant losses recognized in the fiscal year ended January 31, 2005, and the nine months ended October 31, 2005.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2006, the joint venture had minority interest of $(371) compared to a minority interest of $(169) in the comparable period of the prior fiscal year.

      As a result of the above, a net loss of $33,966 was recorded as compared to a net loss of $60,642 in the prior year. On a per share basis, the net loss was $1.33 compared to $2.39 in the comparable period of the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

      Other Comprehensive Loss

      Other comprehensive loss was $33,632 in the nine months ended October 31, 2006, as compared to $59,226 in the comparable period of fiscal year 2006. This was primarily due to the Company's net loss of $33,966 during the period as compared to $60,642 during the comparable period of the prior fiscal year.

Liquidity and Capital Resources

      Net cash used by operating activities was $13,132 for the nine months ended October 31, 2006, compared to net cash provided by operating activities of $17,780 in the comparable period of the prior fiscal year. The decrease in net cash provided by operating activities was primarily due to: (i) a higher net loss in fiscal 2007 than fiscal 2006, excluding non cash impairment charges and the write-off of deferred tax assets and (ii) a decrease of $5,077 in accounts payable in the first nine months of fiscal year 2007 as compared to an increase of $10,075 in the first nine months on fiscal year 2006. Inventory was a use of cash in both the nine months ended October 31, 2006 ($5,930) and the nine months ended October 31, 2005 ($4,884) as was accounts receivable reflecting stronger Power Electronics divisional performance in the third quarters of fiscal years 2007 and 2006. The decrease in accounts payable in the current fiscal year is due to the timing of cash payments and book overdraft activity.

      Net cash used by investing activities increased $14,472 to $19,499 in the first nine months of fiscal year 2007 as compared to $5,027 in the first nine months of the prior fiscal year, primarily due to expenditures on the construction of the Company's new battery manufacturing facility in Shanghai, China.

      The Company had net cash provided by financing activities of $19,745 in the first nine months of fiscal year 2007 as compared to net cash used in financing activities of $13,441 in the first nine months of the prior fiscal year. Current year financing activities included $17,428 in proceeds from new borrowings, primarily used to fund operations, including certain of the Company's manufacturing moves. Prior year financing activities included a decrease in book overdrafts of $7,711 and the reduction of long-term debt in the amount of $4,225.

      The Company's Credit Facility consists of a five-year senior revolving line of credit. The maximum availability under the Credit Facility is $75,000, although at any time the Company is limited by the amount available as determined by a borrowing base. As of October 31, 2006, the maximum availability calculated under the borrowing base including a $10,000 blocking provision was $56,224, of which $25,571 was funded, and $8,078 was utilized for letters of credit. The Credit Facility is secured by a first lien on certain assets and initially bears interest at LIBOR plus 2.00% or Prime plus .50%. In accordance with the terms of the Credit Facility pricing structure, effective July 1, 2006, the interest rate increased to LIBOR plus 2.00% or Prime plus .50% as a result of a reduction in the average excess availability during the three months ended June 30, 2006. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006, the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006, through December 31, 2006, under the Term Loan facility and modified certain other definitions. In consideration of these changes the Company paid a fee of $500 to the Term Loan lenders and $38 to the Credit Facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania, battery plant and it's Mansfield, Massachusetts, electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

      On June 14, 2006, the Company executed a second amendment to both of these credit facilities. These amendments provided consent of the lenders to the sale of certain excess real property owned by one of our U.K. subsidiaries. Separately, the amendments deferred the first amendment requirement that the company provide a second mortgage on its Mansfield, Massachusetts, facility until such time as the first mortgage is satisfied. Capital expenditures incurred during the first nine months of fiscal year 2007 were primarily incurred for the construction of our new Shanghai joint-venture facility, to fund cost reduction programs, normal maintenance and regulatory compliance. Fiscal year 2007 capital expenditures are expected to be approximately $30,000 primarily for the construction of our new Shanghai joint-venture facility (of which approximately $15,547 has already been received from the Chinese government to fund construction).

     The Credit Facility and Term Loan include a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreements is less than $15,000. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. As of October 31, 2006, the Company did not meet the availability requirements to pay dividends. The Term Loan also includes a maximum leverage ratio.

      On October 24, 2006, C&D entered into an agreement with its second-lien lenders whereby the second-lien lenders have agreed to a waiver of the leverage ratio covenant of the Loan and Security Agreement, dated December 7, 2005, as amended, for October 31, 2006, until November 30, 2006. On November 21, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.5% Convertible Senior Notes Due 2026. The Company used substantially all of the net proceeds to repay its $50,000 million secured term loan.

      As of October 31, 2006, the Company had $2,100 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

FORWARD-LOOKING STATEMENTS

      The Company is furnishing information that contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, included herein are forward-looking statements. Included among forward-looking statements are, among other things, the following factors that could impact those statements:

      o     fluctuations   in  prices  and   availability   of  raw   materials,
            particularly lead;

      o the success of integration of acquired businesses and the ability to make additional acquisitions or form strategic alliances;

      o the outcome of our review of strategic alternatives for the Power Electronics business, including potential disruption to the business during the review period;

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

      o     failure of customers to renew supply agreements;

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

      The  Company's   actual  results  could  differ   materially   from  those
anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" under Item 1A of Part II of this report and in Item 1A of the Company's Form 10-K report for the year ended January 31, 2006.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain raw material commodity prices, and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments. It does not invest in derivative instruments for speculative purposes, but enters into hedging arrangements in order to reduce its exposure to fluctuations in interest rates, the price of lead, as well as to fluctuations in exchange rates.

      From time to time, the Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our Standby Power and Motive Power divisions. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

      Additional disclosure regarding various market risks were set forth in the Company's fiscal year 2006 Annual Report on Form 10-K filed with the SEC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 4. Controls and Procedures:

      Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act.

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

      Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary component cost of our battery products, or other product parts or components. Lead represented approximately 32% of our combined Standby and Motive cost of sales for the nine months ended October 31, 2006. Lead market prices per pound averaged $0.22, $0.20, $0.25, $0.41 and $0.45 per pound in fiscal years 2002, 2003, 2004, 2005 and 2006, respectively, and $0.55 for the nine months ended October 31, 2006. Lead traded as high as $0.81 per pound on December 5, 2006. The increase in lead market price has negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. We estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1.5 million for our Standby Power and Motive Power divisions.

      We have lead escalator clauses in certain of our customer contracts which allow us to offset the increase in lead costs through higher revenue-generally on a lag basis. Also, during fiscal 2007 we have announced several price increases and in November 2006 implemented a lead surcharge to mitigate the impact of the higher lead costs on our results of operations. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations. Additionally, we have instituted lead hedging programs to mitigate our exposure to volatility in the price of lead. To the extent lead market prices decline in the future, we may be obligated to purchase a portion of our lead requirements at higher prices than are then available in the market.

      Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead and other product parts or components from our suppliers or from internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, we may encounter them in the future. The cessation, reduction or interruption of supply of raw materials, product parts or components could have a material adverse effect on our operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of our products, which could negatively affect customer satisfaction, thereby reducing our revenues, or could increase our costs.

      WE MAY PURSUE STRATEGIC ALTERNATIVES FOR THE POWER ELECTRONICS DIVISION, INCLUDING THE POSSIBLE SALE OF THE DIVISION, WHICH COULD DISRUPT OUR BUSINESS AND MAY UNFAVORABLY IMPACT OUR FUTURE FINANCIAL PERFORMANCE.

      We are evaluating strategic alternatives for our Power Electronics Division, including the possible sale of the business. Any such strategic alternative, including the possible sale of the Division, may involve risks and uncertainties that could disrupt our business and may unfavorably impact our future financial performance. There can be no assurance that any specific strategic alternative or transaction involving our Power Electronics Division will occur or, if one is undertaken, of its potential terms or timing. With any strategic alternative, including a sale of the Division, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of implementing the strategic alternative or activities related to the strategic alternative.

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

      Our $75,000,000 principal amount Line of Credit Facility ("Credit Facility"), the indenture governing our 5.25% Convertible Senior Notes Due 2025 ("2005 Notes") and the indenture governing our 5.50% Convertible Senior Notes Due 2026 ("2006 Notes"), contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility and the indentures governing our 2005 Notes and 2006 Notes restrict, among other things, our ability and the ability of our subsidiaries to:

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

      In addition, our Credit Facility requires us to meet certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control, and we may not be able to meet the financial ratios. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past.

      Any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If there were an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under our Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities.

      DELAYS IN THE RELOCATION OF OUR SHANGHAI FACILITY OR THE FAILURE TO COMPLETE THAT RELOCATION MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

      The government in the Peoples Republic of China has notified our joint venture that it is required to relocate our Shanghai facility, for which the Chinese government has paid the joint venture approximately $15.5 million to effect the relocation and the construction of a new facility with an additional $1.7 million payable by the Chinese government upon the transfer of the Shanghai facility to the Chinese government on or about February 2007. We anticipate commencing production in the new facility in the first quarter of fiscal year 2008. Delays in or failure to complete the relocation and construction of the new facility, as well as labor disruptions or stoppages relating to the relocation and related reductions in workforce, may inhibit our ability to complete orders and deliver products to our customers, and delays in or a failure to complete the relocation would require us to move production of some products to other facilities, which would adversely impact our operations and hinder our growth. Also, this relocation will require us to build up higher levels of inventory to enable us to continue to satisfy customer demand during the transition period, which will require a higher investment in working capital and affect our financial position.

      Furthermore, recent changes in the tax legislation in the Peoples Republic of China have effectively increased the cost basis of product manufactured at our Shanghai facility and exported from China by over 10%. Absent price increases to our customers, this would impact profitability of our Shanghai facility and may also impact the competitiveness of this operation versus alternative manufacturing locations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                             Total Number of         Maximum Number
                                                                            Shares Purchased        (or Approximate
                                                                          as Part of Publicly       Dollar Value) of
                                         Total Number                          Announced          Shares that May Yet
                                          of Shares       Average Price          Plans             Be Purchased Under
Period                                    Purchased      Paid per Share       or Programs        the Plans or Programs
======================================================================================================================
August 1 - August 31, 2006                   --              --                    --                 1,000,000
September 1 - September 30, 2006             --              --                    --                 1,000,000
October 1 - October 31, 2006                 --              --                    --                 1,000,000
------------------------------------------------------                       --------------
Total                                        --                                    --
======================================================================================================================

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

Restrictions on Dividends and Treasury Stock Purchases:

      The Company entered into two new credit facilities on December 7, 2005. Both agreements limit restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Term Loan also includes a maximum leverage ratio. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. As of October 31, 2006, the Company did not meet the availability requirements to make these restricted payments.

Item 6. Exhibits.

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

                                        C&D TECHNOLOGIES, INC.


December 7, 2006                        By: /s/ Jeffrey A. Graves
                                            ------------------------------------
                                                Jeffrey A. Graves
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)


December 7, 2006                        By: /s/ Ian J. Harvie
                                            ------------------------------------
                                                Ian J. Harvie
                                                Vice President, Finance
                                                and Chief Financial Officer
                                                (Principal Financial
                                                Accounting Officer)


December 7, 2006                        By: /s/ Neil E. Daniels
                                            ------------------------------------
                                                Neil E. Daniels
                                                Vice President, Corporate
                                                Controller and Treasurer
                                                (Principal Accounting Officer)

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