Form 10-K
period 2007-01-31
C&D TECHNOLOGIES INC
filed 2007-04-16
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
                Title of Class                   on which registered
           ------------------------            -----------------------
                Common Stock,                  New York Stock Exchange
           par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):
Large accelerated filer [ ]    Accelerated filer [x]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [x]

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2006:
$180,117,380

Number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2007: 25,650,620 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

Part III - Portions of Registrant's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year covered by this Form 10-K.

                      (This page intentionally left blank)

                             C&D TECHNOLOGIES, INC.

                                    FORM 10-K
                   For the Fiscal Year Ended January 31, 2007

                                      INDEX

PART I                                                                                                       1
Item 1     Business                                                                                          3
Item 1A    Risk Factors                                                                                     13
Item 1B    Unresolved Staff Comments                                                                        21
Item 2     Properties                                                                                       21
Item 3     Legal Proceedings                                                                                22
Item 4     Submission of Matters to a Vote of Security Holders                                              22

PART II                                                                                                     23
Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities                                                                                23
Item 6     Selected Financial Data                                                                          24
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations            26
Item 7A    Quantitative and Qualitative Disclosure about Market Risk                                        40
Item 8     Financial Statements and Supplementary Data                                                      41
Item 9     Changes in and Disagreements with Auditors on Accounting and Financial Disclosure                41
Item 9A    Controls and Procedures                                                                          41
Item 9B    Other Information                                                                                41

PART III                                                                                                    42
Item 10    Directors and Executive Officers and Corporate Governance                                        42
Item 11    Executive Compensation                                                                           42
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   42
Item 13    Certain Relationships and Related Transactions and Director Independence                         42
Item 14    Principal Accountant Fees and Services                                                           42

PART IV                                                                                                     43
Item 15    Exhibits and Financial Statement Schedules                                                       43

Signatures                                                                                                  53

Index to Financial Statements Schedule                                                                     F-1

                             C&D TECHNOLOGIES, INC.

                                     PART I

Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make. We may, from time to time, make written or verbal forward-looking statements. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," "guidance," "forecast," "plan," "outlook" and similar expressions in filings with the Securities and Exchange Commission ("SEC"), in our press releases and in oral statements made by our representatives, identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are based upon management's current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      By their nature, forward-looking statements involve risk and uncertainties that could cause our actual results to differ materially from anticipated results. Examples of forward-looking statements include, but are not limited to:

      o projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items;

      o statements of plans, strategies and objectives made by our management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities;

      o     statements of future economic performance; and

      o statements regarding the ability to obtain amendments under our debt agreements.

      We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 - Financial Statements and Supplementing Data, and the following general factors:

      o our ability to implement and fund based on current liquidity, business strategies and restructuring plans;

      o our substantial debt and debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

      o restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

      o the litigation proceedings to which we are subject, the results of which could have a material adverse effect on us and our business;

      o     our exposure to fluctuations in interest rates on our variable debt;

      o the realization of the tax benefits of our net operating loss carry forwards, which is dependent upon future taxable income;

      o the fact that lead, a major constituent in most of our products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims;

      o our ability to successfully pass along increased material costs to our customers;

      o     failure of our customers to renew supply agreements;

      o     competitiveness of the battery markets in North America and Europe;

      o     the  substantial  management  time and financial and other resources
            needed  for  our  consolidation  and   rationalization  of  acquired
            entities;

      o     the outcome of our review of  strategic  alternatives  for the Power
            Electronics   business,   including  potential  disruption  to  that
            business during the review period;

      o delays in production and product qualification due to the relocation of our Shanghai facility;

      o     political, economic and social changes, or acts of terrorism or war;

      o     successful collective bargaining with our unionized workforce;

      o risks involved in our foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against the United States interests;

      o our ability to maintain and generate liquidity to meet our operating needs;

      o     we may have additional impairment charges;

      o our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

      o economic conditions or market changes in certain market sectors in which we conduct business;

      o     our success or timing of new product development;

      o     changes in our product mix;

      o success of productivity initiatives, including rationalizations, relocations or consolidations;

      o     impact of changes in our management;

      o costs of our compliance with environmental laws and regulations and resulting liabilities; and

      o our ability to protect our proprietary intellectual property and technology;

Reportable Segments

      Our operations are classified into the following reportable business segments:

      o     Standby Power Division

      o     Power Electronics Division

      o     Motive Power Division

      Segments are determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Standby Power Division and the Motive Power Division report to the same General Manager. Together, these two reportable segments are sometimes referred to as the Power Systems Division.

      The financial information regarding our three business segments, which includes net sales and operating income for each of the three years in the period ended January 31, 2007, is provided in Note 17 to the Consolidated Financial Statements. See Part II, Item 8.

The Market for Our Products

      We manufacture and market products in the following general categories by business segment:

      o Standby Power Division - industrial batteries and fully integrated reserve power systems and components for the standby power market, which includes uninterruptible power supply ("UPS") applications for computer systems and corporate data networks, telecommunications reserve power systems, cable television ("CATV") signal powering, utilities and solar.

      o Power Electronics Division - custom, standard and modified standard direct current ("DC") to DC converters, embedded high frequency alternating current ("AC") to DC and DC to DC switching power supplies and magnetics (transformers and inductors); digital meters and data acquisition components.

      o Motive Power Division - motive power systems for the material handling equipment market.

      We market our products through independent manufacturer's representatives, national and global distributors, specialty resellers and our own sales personnel to end users and original equipment manufactures ("OEMs").

      We sell some products to the U.S. Government. These sales accounted for less than 5% of our total Company sales during each of our last three fiscal years.

Item 1. Business

Overview

      C&D Technologies, Inc. (together with its operating subsidiaries, "we," "the Company," "our" or "C&D") is a leading manufacturer, marketer and distributor of electrical power storage systems for the standby power and motive power markets. We also are a leading producer of electronic power supply and conversion products for large OEMs of telecommunications, networking, office, industrial and military equipment.

History

      We were organized in 1985 to acquire all the assets of C&D Power Systems Division of Allied Corporation, which, along with its predecessors, had been manufacturing batteries for more than 50 years. We have a global manufacturing platform with plants located in the United States ("U.S."), United Kingdom ("U.K."), Mexico and China and sell our products globally in more than 65 countries and to thousands of customers. Through organic development and strategic acquisitions, we believe we have become one of the largest providers of lead acid batteries used in standby power systems and are a leading provider of motive power systems in North America. Moreover, we believe our Power
Electronics division is one of the largest global providers of DC to DC converter products to the merchant market.

      We currently conduct our business in three reportable segments: (1) Standby Power, (2) Motive Power and (3) Power Electronics.

      Standby Power

      Our Standby Power division manufactures, markets and distributes lead acid batteries and standby power systems that integrate lead acid batteries with other electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Our broad product offering includes: flooded lead acid batteries ("flooded"); valve-regulated lead acid ("VRLA") batteries; and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in UPS systems, wireless and wireline telecommunications, CATV systems, utilities and other applications.

      To meet the needs of our customers, we sell our batteries and other standby power systems components in a wide variety of sizes, configurations and electrical capacities. Specifically, we sell lead acid batteries in two broad categories: flooded and VRLA. Flooded batteries, which require periodic watering and maintenance, are typically used in UPS, telecommunications and utility applications. VRLA, or sealed, batteries, which are often smaller and require less maintenance, have shorter useful lives and are used in wireless cell sites, CATV systems, corporate data centers and computer networks and other applications. Power rectifiers convert or "rectify" external AC power into DC power at the required level and quality of voltage necessary to constantly charge the standby battery and operate the user's equipment. Our batteries and standby power systems are marketed and sold under the DYNASTY(R), MAXRATE(R), msENDUR (R), LIBERTY(R) and SAGEON(R) brands.

      Motive Power

      Our Motive Power division manufactures, markets and distributes lead acid batteries and systems used to power, monitor, charge and test the batteries used in electric material handling vehicles, including forklift trucks, automated guided vehicles and airline ground support equipment. Components for these systems include lead acid batteries, battery charging equipment and related specialty equipment and parts, which we also sell individually. Our customers include end users in a broad array of industries, dealers of forklift trucks and other material handling vehicles and, to a lesser extent, OEMs of forklift trucks and material handling vehicles. Through our direct sales force and distributor network, we sell to end users in industrial manufacturing, retail distribution and airline ground support. Our batteries and motive power systems are marketed and sold under the C-LINE(R) CLASSIC, EM-LINE(R) and V-LINE(R), FR(TM), IFR(TM), VERSACHARGE(R) and VFR(TM) brands.

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

      In fiscal year 2005, we acquired Celab Limited ("Celab"), a provider of power conversion products predominantly sold into military, CATV and telecommunications applications in Europe; Datel Holding Corporation ("Datel"), a manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters; and the Power Systems division of Celestica, Inc. ("CPS"), a provider of DC to DC converters and AC to DC power supplies. As a result of these acquisitions, we provide a full line of power supply and conversion products to a significantly expanded Tier I customer base.

Fiscal Year Reporting

      Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned.

Products and Customers by Business Segment

      Standby Power Division

      Through our Standby Power Division, we manufacture and market integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS, military, cable, utilities, nuclear power plant, pipeline, oil and gas and other process industries. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center network backup for use during power outages and power for utility switching stations during periods of power interruption. Our customers include industry-leading OEMs, broadband and telecommunications providers, large investor owned utilities as well as large end user customers across all industries including, banking, retail, healthcare, and manufacturing.

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

      To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or "rectify" external AC power into DC power at the required voltage to constantly charge the reserve battery and operate the user's equipment. For installations with end applications that require varied power levels from 12Amps to 6000Amps, our power control and distribution equipment distributes the rectified power for each of the applications.

      UPS. The Standby Power Division produces batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until another power source comes back on-line. C&D offers distinct product families to meet the needs and requirements of this growing industry. Our DYNASTY High Rate Max VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life, improved runtime, in the same space as alternatives while complying with rigorous industry standards. Our flooded XT products are utilized for large system back up in major data centers and critical 24/7 applications. As a critical component supplier to overall power backup solutions, our Standby Power Division continues to work closely with major global UPS OEMs to design cost-effective, reliable products to meet customer expectations.

      Telecommunications. As with UPS, the Standby Power Division produces battery solutions to fill the many application needs of today's telecommunications industry. Designed specifically for the telecommunications need for long life and extended runtime, our flooded MCT(TM) and LCT(TM) family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE(TM) and msENDUR family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our C&D Tel Series VRLA Long Duration batteries are designed to Telcordia standards to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our telecommunications customers use the majority of our standby power products in applications, such as central telephone exchanges, microwave relay stations, private branch exchange ("PBX") systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

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

      Modular Power Plants. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the SAGEON(TM) Series Power Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries. These plants are designed to fit virtually any application that demands stable, reliable and easily expandable DC power.

      Equipment for Electric Utilities and Industrial Control Applications. We produce rectifiers, batteries and integrated systems used in reserve power systems for switchgear and instrumentation control systems used in electric utilities and industrial control applications. These power systems provide auxiliary power that enables fossil fuel, hydro and nuclear power generating stations, switching substations offshore platforms and other industrial control facilities to be shut down in an orderly fashion during emergencies or power failures until a power source comes back on-line.

      Motive Power Division

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

      We offer a broad line of motive power equipment including the C-LINE battery, which we believe is the industry standard for long life, the V-LINE battery for general material handling applications and the new LIBRA(TM) VRLA battery for light duty and environmentally sensitive applications. In addition we have introduced Velocity, a new fast charge battery system, that integrates both battery and charger technology to optimize shift operations in many large customers. We also offer a broad line of battery charging, and associated specialty equipment and parts.

      Power Electronics Division

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

      No single customer of C&D accounted for 10% or more of our net sales for the year ended January 31, 2007. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to twenty years, generally are applicable to flooded standby power batteries sold by our Standby Power Division. Power supply products from our Power Electronics Division are generally sold with a one year warranty.

Backlog

      The level of unfilled orders at any given date during the year may be materially affected by the timing and product mix of orders, customer requirements and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Period-to-period comparisons may not be meaningful. Occasionally, orders may be canceled by the customer prior to shipment.

      Our order backlog at March 31, 2007 and 2006 was $115,055,000 and $109,481,000, respectively. With the exception of our Celab subsidiary, we expect to fill virtually all of the March 31, 2007, backlog during fiscal year 2008. Approximately $15,534,000 of backlog related to Celab is expected to be shipped after fiscal year 2008.

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

      On April 6, 2006, the Company announced actions associated with the revitalization of its Motive Power business. These actions included launching new products to open access to several unaddressed markets, the closure of our Huguenot, New York facility and relocation of production to Reynosa, Mexico and the establishment of new distribution centers to service the Company's customer base. The transfer of production of Motive Power products was completed during the fourth quarter of fiscal year 2007. In January 2007, the Company sold its Huguenot, New York facility. Additionally during the fourth quarter of fiscal year 2007, the Company closed its Milwaukie, Oregon Power Electronics facility, transferring its design, development and manufacturing capabilities to other Power Electronics Divisions locations, primarily Mansfield, Massachusetts and Toronto, Ontario, Canada.

      The principal raw materials used in the manufacture of our products include lead, steel, copper, plastics, printed circuit boards and electronic components, all of which are generally available from multiple suppliers. We use a number of suppliers to satisfy our raw materials needs.

      ISO certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001:2000 standard certified at the majority of our locations.

Competition

      The industrial battery market is highly competitive and has experienced substantial consolidation both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from start up companies to major domestic and international corporations. We also compete with other energy storage technologies.

      Our products compete on the basis of:

      o     product quality and reliability;

      o     technology;

      o     reputation;

      o     delivery capability; and

      o     customer service.

      We offer competitive pricing and highly value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

      We believe that we are one of the largest producers in the standby market and one of the five largest producers of motive power systems in North America. We believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position. We compete principally with Exide Technologies, GS Yuasa, Enersys and East Penn Manufacturing in the standby power market. In the motive power segment, our principal competitors include Enersys, Exide Technologies and East Penn Manufacturing.

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

Research and Development

      Research and  development  expenses for the fiscal years ended January 31,
2007,  2006  and  2005,   were   $27,302,000,   $25,128,000   and   $18,641,000,
respectively.

      We   maintain   extensive   technology   departments    concentrating   on
electrochemical and electronics technologies. We focus on:

      o     research into lead-acid and other energy storage technologies;

      o     design and development of new products;

      o     development and improvement of existing products;

      o     sustaining engineering;

      o production engineering (including quality testing and managing the changes in production capacity); and

      o     evaluation of competitive products.

      We have research and development facilities in North America, China and Europe, which utilize computer-aided design tools and testing equipment.

      o Standby Power and Motive Divisions. New products have become a significant contributor to revenue. The division has a very active new product development program for products to be launched in the next three years. New product launches in fiscal year 2007 include:

            o a new motive power product line - the LIBRA Line. This product eliminates the need for water additions while maintaining long cycle life and traditional vertical cell orientation;

            o a higher capacity front access VRLA battery, the TEL-170. This product enhances energy storage for telecom applications in a space efficient, customer friendly package;

            o     an expansion of our UPS line,  the XTR(TM) line.  This product
                  provides  new  battery  sizes  and   configurations  to  match
                  customer power requirements;

            o a new electronic power system, the SAGEON Micro Power Module, that offers the flexibility to configure an effective power solution for switchgear and telecommunications customers in space saving rack configurations; and

            o certification of the msEndur product line to the requirements of Telcordia specification SR-4228, the standard for battery performance and reliability for the telecommunications industry.

      Additionally, the divisions strive to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during the year.

      o Power Electronics Division. Development effectiveness continued to improve during the year, and a continued emphasis was placed on designs at the leading edge of function, density and efficiency. In addition, the Power Electronics Division continued to develop high performance custom AC to DC and DC to DC solutions for use in communications and high-end computing applications such as in blade servers, fiber-to-the-home and central office applications.

International Operations

      Along with our domestic manufacturing facilities, we have international manufacturing facilities in China, Mexico, and the United Kingdom. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China, Europe and the Middle East. Our Power Electronics Division facilities in China and the United Kingdom manufacture electronics that are sold primarily in Europe, North America, and the Far East. International sales accounted for 36%, 33% and 26% of net sales for the years ended January 31, 2007, 2006 and 2005, respectively.

Patents and Trademarks

      Our practice is to apply for patents on new inventions, designs and processes that have strategic value or are associated with existing or prospective product lines, service offerings or operations. We believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent protection. While we believe that patents are important to our business operations, the loss of any single or several patents would not have a material adverse effect on our company. We regard all of our trademarks as being of substantial value in the marketing of our products, some of which are:
C&D(R), C&D TECHNOLOGIES(R), C&D TECHNOLOGIES POWER SOLUTIONS(R), DATEL(R), DYNASTY(R), LIBERTY(R), LIBRA(TM), LIBERTY SERIES(R), C-LINE(R), COMPUCHARGE(R), EM-LINE(R), FERRO FIVE(R), FERRO 1500(TM), HYPERON(R), MAXRATE(R), msENDUR(R), RANGER(R), SAGEON(R), SCOUT(R), SMARTBATTERY(R), and V-LINE(R).

Employees

      On January 31, 2007, we employed approximately 2,900 people. Of these employees, approximately 1,900 were employed in manufacturing and approximately 1,000 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at five North American plants are represented by five different unions under collective bargaining agreements.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition (the "Acquisition") of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      C&D is participating in the investigation of contamination at several lead smelting facilities ("Third Party Facilities") to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

      Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, C&D and several other potentially responsible parties ("PRP"s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States Environmental Protection Agency ("EPA") Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies ("Exide"), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including C&D, for which C&D's allocated share rose from 5.25% to 7.79%.

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

      The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater.
Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision ("ROD") for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination

      C&D,  together  with Johnson  Controls,  Inc.  ("JCI"),  is  conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds ("CVOC"s) in groundwater.

      In January 1999, the Company received notification from the U.S. EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice ("DOJ") through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600,000. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System ("NPDES") compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree.

      In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act ("RCRA") corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to EPA. EPA thereafter notified C&D that EPA also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, C&D agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. The scope of any potential exposure is not defined at this time.

      The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company has recently initiated remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against C&D alleging, among other things, that C&D was allowing lead contaminated stormwater runoff to leave the C&D property and contaminate the adjoining property. The parties settled the litigation in March 2007 with C&D agreeing to purchase a parcel of land between the C&D property and plaintiff's property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff's property.

      We  accrue  reserves  for  liabilities  in  our   consolidated   financial
statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As of January 31, 2007, accrued environmental reserves totaled $2,192,000 consisting of $1,469,000 in other current liabilities and $723,000 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

      C&D has included as Exhibits 31.1 and 31.2 to its Annual Report on form 10-K for fiscal year ended January 31, 2007, filed with the SEC, certifications of the Chief Executive Officer and Chief Financial Officer of C&D regarding the quality of C&D's public disclosure. In June 2006, C&D submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by C&D of the New York Stock Exchange corporate governance listing standards.

Available Information

      We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

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

Item 1A. Risk Factors

      Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risk factors that could affect our business. However, the risks and uncertainties we face are not limited to those discussed below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also could affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the following risks, which could adversely affect our results of operations and financial condition.

      Fluctuations in prices and availability of raw materials, particularly lead, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

      Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary cost component of our battery products, or other product parts or components. Lead represented approximately 30% of our cost of sales in our Power Systems Division for the fiscal year 2007. Lead market prices averaged $0.41 per pound in fiscal year 2005, $0.45 per pound in fiscal year 2006 and $0.60 per pound in fiscal year 2007. Lead traded as high as $0.93 per pound on April 10, 2007. The increase in lead market price has negatively impacted our financial results in recent years. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

      We have lead escalator clauses in certain of our customer contracts which allow us to offset the increase in lead costs through higher revenue - generally on a lag basis. Also, during fiscal 2007, we announced several price increases, and in November 2006 implemented a lead surcharge to mitigate the impact of the higher lead costs on our results of operations. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

      Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, and other product parts or components from our suppliers or from internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, we may encounter shortages in the future. The cessation, reduction or interruption of supply of raw materials, product parts or components could have a material adverse effect on our operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of our products, which could negatively affect customer satisfaction, thereby reducing our revenues, or could increase our costs.

      We may pursue strategic alternatives for the Power Electronics Division, including the possible sale of the Division, which could disrupt our business and may unfavorably impact our future financial performance.

      We are evaluating strategic alternatives for our Power Electronics Division, including the possible sale of the business. Any such strategic alternative, including the possible sale of the Division, may involve risks and uncertainties that could disrupt our business and may unfavorably impact our future financial performance. We may not undertake any specific strategic alternative or transaction involving our Power Electronics Division, and we do not know of the terms or timing of any such action. With any strategic alternative, including a sale of the Division, there are risks that future operating results could be unfavorably impacted if we do not achieve targeted objectives, such as cost savings, or if other business disruptions occur as a result of implementing the strategic alternative or activities related to the strategic alternative.

      Lack of successful integration of acquired businesses or difficulties in making acquisitions or forming strategic alliances could hinder our ability to implement our business strategies.

      In addition to our acquisitions of Celab, Datel and CPS during fiscal year 2005, we may continue to make acquisitions, and in the future, may make divestitures and form strategic alliances, which may not be completed or be beneficial to us. Acquisitions present significant challenges and risks relating to the integration of the acquired business into our Company, including substantial management time and financial and other resources, and we may not manage acquisitions successfully. Our success in realizing the expected benefits from past and any future acquisitions depends on a number of factors, including retaining or hiring local management personnel, successful integration of the operations, information technology ("IT") systems, customers, vendors and partner relationships of the acquired companies and our ability to devote capital and management attention to the newly acquired companies in light of other operational needs. Also, the integration of the sales, accounting and research and development personnel across several geographic areas is important to the success of our strategy. Our efforts to implement our strategy could be affected by a number of factors beyond our control, such as increased competition and general economic conditions in the countries where newly acquired companies operate. Any failure to effectively implement our strategy could have a material adverse effect on our results of operations.

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

      In addition, our Credit Facility requires us to meet certain financial ratios. Our ability to meet these financial provisions may be affected by events beyond our control. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past.

      Any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If we incur an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under our Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities.

      Recent changes in the tax legislation in the Peoples Republic of China may impact our competitiveness and increase the cost basis of product manufactured at our Shanghai facility.

      Recent changes in the tax legislation in the Peoples Republic of China have effectively increased the cost basis of product manufactured at our Shanghai facility and exported from China by over 10%. Absent price increases to our customers, these changes would impact profitability of our Shanghai facility and may also impact the competitiveness of this operation versus alternative manufacturing locations.

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

      Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant asset impairments would adversely impact our financial results.

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

      Our financial performance and our ability to compete are largely dependent on our ability to renew our pipeline of new products and to bring these products to market, including:

      o     introducing viable new products;

      o     successfully   completing  research  and  development   projects  or
            integrating or otherwise capitalizing upon purchased or licensed technology;

      o     obtaining adequate intellectual property protection;

      o maintaining or improving product quality or reducing product costs through continued product engineering; and

      o     utilizing or gaining market acceptance of new products.

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

      We have operations in Canada, China, England, Germany, Japan and Mexico, either directly or through joint ventures. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound, the Chinese RMB (Yuan) and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars, in spite of our efforts to hedge against currency risk exposures. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

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

      We rely on third parties whose operations are outside our control.

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

      We also utilize third party distributors and manufacturer's representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer's representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer's representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

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

      We had capital expenditures of approximately $25 million and $9 million in fiscal years 2007 and 2006, respectively. We expect to spend approximately 3% to 4% of future revenues on capital expenditures in future periods, excluding the construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

      Our productivity initiatives, including rationalizations, relocations or consolidations may not be sufficiently effective to improve our financial performance or generate desired cost savings.

      We have undertaken and may continue to undertake productivity initiatives, including, among others, reorganizations, including the shut down or sale of portions of our business, and facility rationalizations to improve performance or generate cost savings. In addition, we may from time to time relocate or consolidate one or more of our operations. We may not realize any planned performance improvements or cost savings from such activities and delays or other interruptions in production or delivery of products may occur as the result of any rationalization, relocation or consolidation. A rationalization, relocation or consolidation could also cause asset impairments and/or trigger environmental remediation obligations. Further, we may not complete or derive any benefit from these initiatives.

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

      Our facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as participation in voluntary programs, are significant and will continue to be so for the foreseeable future. We are also subject to potentially significant fines and penalties for non-compliance with applicable laws and regulations. Our accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including, but not limited to, the nature of the problem, the complexity of the issues, the nature of the remedy, the outcome of discussions with regulatory agencies and/or the government or third parties and, as applicable, other PRPs at multiparty sites, the number and financial viability of other PRPs and risks associated with litigation. These costs and liabilities could adversely impact our financial results and condition.

      In response to the European Union's "Restriction on Use of Hazardous Substances in Electrical and Electronic Equipment," we established a schedule for compliance for our Power Electronics division. We will continue to strive for elimination of, and seek to have our component part suppliers eliminate, prohibited hazardous substances consistent with legislative requirements. We will continue to actively monitor decisions around environmental legislation and align our compliance with those decisions and the needs of our customers. These efforts may not be successful or completed on a timely basis, the failure of either of which could have an adverse effect on our results of operations.

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

      Currently, approximately 40% of our domestic workforce is unionized, and we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      Set forth below is certain information, as of March 31, 2007, with respect to our principal properties.

                                       Square
Location                               Footage     Products Manufactured at or Use of Facility
------------------------------------------------------------------------------------------------------------
United States Properties:
Milwaukee, Wisconsin (1)               370,000     Small standby power batteries
Attica, Indiana (1)                    295,000     Large standby power batteries
Leola, Pennsylvania (1)                240,000     Motive power batteries, Round Cell and battery R&D
                                                   laboratory
Mansfield, Massachusetts (1)           180,000     Power supplies, data acquisition and digital panel
                                                   meters, headquarters of Power Electronics Division
Conyers, Georgia (1)                   161,000     Small standby power batteries
Dunlap, Tennessee (2)                   72,000     Standby power and motive power electronics products and
                                                   electronics R&D laboratory
Blue Bell, Pennsylvania (2)             63,000     Corporate headquarters, Standby Power and Motive Power
                                                   divisional headquarters
Tucson, Arizona (2)                     57,000     DC to DC converters and AC to DC power supplies

International Properties:
Shanghai, China (3)                    775,000     Small standby power batteries
Reynosa, Mexico (1)                    240,000     Large standby power batteries and motive power batteries
Nogales, Mexico (2)                     81,000     DC to DC converters and AC to DC power supplies
Guangzhou, China (2)                    46,000     DC to DC converters and wound magnetics
Bordon, United Kingdom (2)              42,000     Low voltage switchmode power supply units
Milton Keynes, United Kingdom (2)       33,000     DC to DC converters, wound magnetics and electronics R&D
                                                   laboratory
Romsey, United Kingdom (2)              21,000     Distribution center- standby power batteries
Mississauga, Canada (2)                 20,000     Sales office and distribution center- motive and standby
                                                   power batteries
Markham, Canada (2)                     17,000     Design and development of power supplies

      (1) Property is owned by C&D.

      (2) Property is leased by C&D.

      (3) Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 70-year agreement, of which 70 years remain.

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

      In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and DOJ through March 2003 regarding a potential resolution of this matter. On March 24, 2003, the government filed suit against C&D in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600,000. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain NPDES compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree. We do not expect that the Consent Decree will have a material adverse effect on our business, financial condition or results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. There were 59 registered record holders of our Common Stock on March 31, 2007.

      The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

                                          Years Ended January 31,
                                     2007                         2006
                           ------------------------     ------------------------
Fiscal Quarter               High            Low           High           Low
--------------------------------------------------------------------------------
First Quarter              $   9.55        $   7.90     $   15.23      $    6.79
Second Quarter                 8.24            6.15         10.70           6.16
Third Quarter                  8.18            4.93         11.75           8.50
Fourth Quarter                 5.50            3.80         10.42           6.80

      Dividends. For the years ended January 31, 2007 and 2006, we declared dividends per share as follows:

                         1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
--------------------------------------------------------------------------------
2007                     $   0.01375    $        --    $        --   $        --
2006                     $   0.01375    $   0.01375    $   0.01375   $   0.01375

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

      On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right ("Right") for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among C&D, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

      Issuer Purchases of Equity Securities

      There  were  no  repurchases   of  the  Company's   common  stock  by  C&D
Technologies, Inc. during the last three months ended January 31, 2007.

Item 6. Selected Financial Data

      The following selected historical financial data for the periods indicated have been derived from C&D's audited consolidated financial statements.

STATEMENT OF OPERATIONS DATA
(In thousands, except share and per share data)

Fiscal                                              2007 (1)     2006 (2)    2005 (3)(4)     2004 (5)      2003
-----------------------------------------------------------------------------------------------------------------
NET SALES                                          $ 524,580    $ 497,407    $   414,738    $ 324,824   $ 335,745
-----------------------------------------------------------------------------------------------------------------
COST OF SALES                                        450,995      414,499        348,080      248,145     257,046
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          73,585       82,908         66,658       76,679      78,699

OPERATING EXPENSES:
Selling, general and administrative expenses          60,907       61,812         47,480       40,459      34,647
Research and development expenses                     27,302       25,128         18,641        9,542       9,509
Identifiable intangible assets impairment                 --       20,045            464           --          --
Goodwill impairment                                   13,947       13,674         74,233           --         489
-----------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME                              (28,571)     (37,751)       (74,160)      26,678      34,054
-----------------------------------------------------------------------------------------------------------------
Interest expense, net                                 13,437       10,487          5,015        1,268       3,800
Other expense (income), net                            1,245          (21)         1,612        1,641       1,457
-----------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                             (43,253)     (48,217)       (80,787)      23,769      28,797
Provision (benefit) for income taxes                   4,094       12,362        (21,289)       8,795       9,414
-----------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE MINORITY INTEREST               (47,347)     (60,579)       (59,498)      14,974      19,383
Minority interest                                     (1,273)          83             (5)          83          91
-----------------------------------------------------------------------------------------------------------------
   NET (LOSS) INCOME                               $ (46,074)   $ (60,662)   $   (59,493)   $  14,891   $  19,292
=================================================================================================================
Net (loss) income per common share - basic (6)     $   (1.80)   $   (2.39)   $     (2.35)   $    0.58   $    0.75
=================================================================================================================
Net (loss) income per common share - diluted (7)   $   (1.80)   $   (2.39)   $     (2.35)   $    0.58   $    0.74
=================================================================================================================
Dividends per common share                         $ 0.01375    $   0.055    $     0.055    $   0.055   $   0.055
=================================================================================================================

BALANCE SHEET DATA
Working capital                                    $  77,973    $  96,750    $   115,897    $  64,005   $  53,776
Total assets                                         400,211      418,419        480,923      385,950     382,156
Short-term debt                                        6,498        1,038          1,389           --      14,062
Long-term debt                                       147,925      133,067        135,004       19,620      25,857
Stockholders' equity                                  83,890      130,817        209,328      269,533     258,274

      (1) The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2007: Cost of Sales includes non-cash fixed asset impairment charges totaling $985 and $763 relating to environmental clean up charges in our Standby Power Division. Operating expenses include a non-cash goodwill impairment charge of $13,947, relating to the Power Electronics Division.

      (2) The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2006: Cost of Sales includes non-cash fixed asset impairment charges at our Tucson, Arizona, facility totaling $2,161 and non-cash fixed asset impairment charges at our Huguenot, New York, facility totaling $2,641. Cost of Sales also includes the reversal of $3,504 of environmental reserves as a result of revised estimates associated with two of our facilities. Operating expenses include non-cash goodwill and intangible asset impairment charges of $13,674 and $20,045, respectively, relating to the Power Electronics Division.

      (3) The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2005: Cost of sales includes non-cash fixed asset impairment charges at our Leola, Pennsylvania, and Huguenot, New York, facilities totaling $9,602; environmental clean-up charges at these two facilities in the amount of $3,881; and rigging, transportation and severance costs related to the transfer of production to our Reynosa, Mexico, facility of $1,426. Operating expenses include non-cash goodwill and intangible asset impairment charges of $74,233 and $464, respectively, relating to the Power Electronics Division.

      (4) On May 27, 2004, we acquired Celab Limited, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries, a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which we now operate as CPS, a Toronto, Ontario-based company. CPS develops DC to DC converters and AC to DC power supplies which are sold on a direct basis to large computing and communications OEMs. For reporting purposes, these three acquisitions are included in the Power Electronics Division.

      (5) On September 25, 2003, we and our wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility historically used for the manufacture of large, VRLA batteries for standby power applications. In addition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in both the Motive Power and Standby Power divisions.

      (6) Based  on   25,590,448,   25,379,717,   25,349,488,   25,536,628  and
25,818,024, weighted average shares outstanding - basic, for fiscal years 2007, 2006, 2005, 2004 and 2003, respectively.

      (7) Based  on   25,590,448,   25,379,717,   25,349,488,   25,731,961  and
26,025,179, weighted average shares outstanding - diluted, for fiscal years 2007, 2006, 2005, 2004 and 2003, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

      The following discussion and analysis of our results of operations and financial condition for the fiscal years ended January 31, 2007 and 2006 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" elsewhere in this Report on Form 10-K.

Impact of Economy and Shift in Customer Demand and results

      During  fiscal  year  2007,   our  Standby  and  Motive  Power   divisions
experienced stable demand for products sold, both domestically and internationally, while demand for our Power Electronics Division products softened.

      Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have risen significantly from an annual average of $0.41 per pound in 2005 to $0.60 per pound in 2007. We have implemented a series of selling price increases and a surcharge mechanism for some of our customers, to partially offset some of the impact of these rising commodity costs. Certain of our customer contracts currently provide for fixed pricing agreements; accordingly, such pricing measures do not fully recover higher commodity costs.

Raw Material Pricing and Productivity

      Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2007, 2006 and 2005, the average London Metals Exchange ("LME") price per pound of lead was as follows:

Fiscal Year                                             2007       2006       2005
------------------------------------------------------------------------------------
Average annual LME price per pound of lead            $   0.60   $   0.45   $   0.41
Lowest average monthly LME price per pound of lead    $   0.44   $   0.39   $   0.34
Highest average monthly LME price per pound of lead   $   0.78   $   0.57   $   0.44

      Lead represented approximately 30% of our Standby Power and Motive Power divisions cost of good sold for the fiscal year 2007. Lead traded as high as $0.93 per pound on April 10, 2007. The increase in lead market price has negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. We estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,500 for our Standby Power and Motive Power divisions.

Inflation

      The cost to C&D of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. All of our raw materials prices, including lead, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2007. We generally have not been able to fully offset these higher prices through our pricing actions.

      We believe that, over recent years, we have been able to offset inflationary cost increases on most items other than lead by:

      o     effective raw materials purchasing programs;

      o     increases in labor productivity;

      o     improvements in overall manufacturing efficiencies; and

      o     selective price increases of our products.

Results of Operations

      The following table sets forth selected items in C&D's consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal                                              2007       2006       2005
--------------------------------------------------------------------------------
NET SALES                                          100.0%     100.0%     100.0%
--------------------------------------------------------------------------------
COST OF SALES                                       86.0%      83.3%      83.9%
--------------------------------------------------------------------------------
GROSS PROFIT                                        14.0%      16.7%      16.1%

OPERATING EXPENSES:
Selling, general and administrative expenses        11.6%      12.4%      11.5%
Research and development expenses                    5.2%       5.1%       4.5%
Identifiable intangible asset impairment             0.0%       4.0%       0.1%
Goodwill impairment                                  2.6%       2.8%      17.9%
--------------------------------------------------------------------------------
OPERATING LOSS                                      (5.4)%     (7.6)%    (17.9)%
--------------------------------------------------------------------------------
Interest expense, net                                2.6%       2.1%       1.2%
Other expense, net                                   0.2%       0.0%       0.4%
--------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST      (8.2)%     (9.7)%    (19.5)%
Provision (benefit) for income taxes                 0.8%       2.5%      (5.2)%
--------------------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST                   (9.0)%    (12.2)%    (14.3)%
Minority interest                                   (0.2)%      0.0%       0.0%
--------------------------------------------------------------------------------
   NET LOSS                                         (8.8)%    (12.2)%    (14.3)%
--------------------------------------------------------------------------------

Critical Accounting Policies

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies and estimates affect the preparation of its Consolidated Financial Statements.

      Revenue Recognition

      The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Periodically, the Company enters into prepayment contracts with various customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by the Company for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

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

      Inventory Reserves

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for all inventories. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

      Valuation of Long-lived Assets

      The Company performs periodic evaluations of the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events or changes in circumstances are evaluated based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company periodically evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events.

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

      Employee Benefit Plans

      The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as amended by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)". The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

      Deferred Tax Valuation Allowance

      The Company records a valuation allowance to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the Company's net recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets.

      Warranty Reserves

      The Company provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers' products and processes, C&D's warranty obligation is affected by product failure rates, warranty replacement costs and service delivery costs incurred in correcting a product failure. Should actual product failure rates, warranty replacement costs or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be made.

      Litigation and Environmental Reserves

      The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

Fiscal 2007 Compared to Fiscal 2006

      All comparisons are with the corresponding periods in the previous year, unless otherwise stated.

      Net sales for fiscal year 2007 increased $27,173 or 5% to $524,580 from $497,407 in fiscal year 2006. This increase resulted from higher sales in the Standby Power Division and Motive Power Division while sales were flat in the Power Electronics Division. Sales in the Standby Power Division increased $22,854 or 9%. Motive Power Division sales increased $3,875 or 7%. Sales increases in the Standby Power and Motive Power divisions are primarily due to increased pricing. Sales in the Power Electronics Division increased $444 or 0.2% compared to fiscal year 2006.

      Gross profit for fiscal 2007 decreased $9,323 or 11% to $73,585 from $82,908. Margins decreased to 14.0% from 16.7% in fiscal year 2006. Gross profit in the Standby Power Division decreased $8,304 with margins decreasing from 16.8% to 12.5%. Price increases were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average LME prices increased from an average of 45 cents per pound in fiscal year 2006 to 60 cents per pound in fiscal 2007. Fiscal year 2007 results included severance related to our Shanghai, China facility of $2,387 and costs associated with the closure of the division's Conyers, Georgia facility of $1,993. Gross profit in the Motive Power Division increased $2,186, with margins increasing from 2.0% to 5.5%. This increase is primarily due to improved pricing, partially offset by higher lead costs as well as expenses incurred and higher unabsorbed overhead resulting from closing our Huguenot, New York facility and the transfer of production to our Reynosa, Mexico, facility. Prior year results included charges for fixed asset impairments of $2,641, related to our Huguenot, New York facility. Gross profit in the Power Electronics Division decreased $3,205, with margins decreasing from 20.8% to 19.0%. Margins in the division have been negatively impacted by unfavorable product mix and pricing changes, costs associated with the Company's transfer of production to new Asian contract manufacturers and general increases in raw material and component costs. Fiscal year 2007 results included charges associated with the closure of the division's Milwaukie, Oregon facility of $1,588. Prior year results included charges of $2,161 related to fixed asset impairments at the Division's Tucson, Arizona facility coupled with $2,684 in charges and expenses resulting from compliance with the European Union's RoHS legislation.

      Selling, general and administrative expenses for fiscal year 2007 decreased $905 or 1% to $60,907 from $61,812. This decrease was primarily due to lower salary and fringe costs in the amount of $1,079, lower fees for outside professional services in the amount of $2,366 and lower amortization expense of $966. These decreases were partially offset by higher warranty expense of $867, as well as higher selling commissions of $1,655 and higher travel costs of $494. The decrease in salary and fringes were primarily due to lower bonus and severance expenses. The decrease in professional fees was primarily due to lower Sarbanes-Oxley and audit related expenses. The decrease in amortization was primarily due to the intangible asset impairments which took place during fiscal year 2006. Increased commissions are the result of the increase in sales described above. Higher warranty costs principally reflect experience changes in the Motive Power Division and an unusually high charge in the Standby Power Division in fiscal year 2006.

      Research and development expenses for fiscal 2007 increased $2,174 or 9% to $27,302 from $25,128. As a percentage of sales, research and development expenses increased from 5.1% in fiscal year 2006 to 5.2% in fiscal year 2007. Fiscal year 2007 expenses include severance costs of $426 associated with the closure of the Company's design facility in Milwaukie, Oregon. In addition, higher costs were incurred during the first six months of fiscal year 2007 in connection with the Company's RoHS Compliance Programs.

      During fiscal years 2007, the Company recorded impairments to goodwill and fixed assets of $13,947 and $985, respectively. During fiscal year 2006, the Company recorded impairments to goodwill, identifiable intangible assets and fixed assets in the amount of $13,674, $20,045 and $4,802, respectively.

      The Company had an operating loss in fiscal year 2007 of $28,571 as compared to $37,751 in fiscal year 2006.

Analysis of Change in Operating (Loss) Income

                                                           Standby        Power        Motive
                                                            Power      Electronics      Power
Fiscal Year 2007 vs. 2006                                  Division     Division      Division     Consolidated
----------------------------------------------------------------------------------------------------------------
Operating income (loss) - fiscal 2006                      $ 12,640    $   (40,521)   $  (9,870)   $    (37,751)
Lead- increased costs                                       (19,729)            --       (1,354)        (21,083)
Lead- hedge income                                            5,840             --          305           6,145
Fiscal 2006- fixed asset impairment                              --          2,161        2,641           4,802
Fiscal 2006- intangible asset impairment                         --         20,045           --          20,045
Fiscal 2006- goodwill impairment                                 --         13,674           --          13,674
Fiscal 2007- goodwill impairment                                 --        (13,947)          --         (13,947)
Fiscal 2006- management changes -                                                                            --
   severance/executive search fees                            1,528          1,353          499           3,380
Fiscal 2006- environmental liability estimate change         (2,481)            --       (1,023)         (3,504)
Fiscal 2007- management severance                            (1,025)          (246)        (333)         (1,604)
Fiscal 2007- Milwaukie, Oregon closure costs                     --         (1,588)          --          (1,588)
Fiscal 2006- RoHS compliance                                     --          2,684           --           2,684
Fiscal 2007- RoHS compliance                                     --           (704)          --            (704)
Fiscal 2006- PED assimilation charges                            --            770           --             770
Fiscal 2007- contract manufacturer transition costs              --         (1,929)          --          (1,929)
Fiscal 2007- Huguenot, New York closure costs                    --             --       (2,690)         (2,690)
Fiscal 2007- gain on sale of Huguenot, New York facility         --             --          409             409
Fiscal 2007- Shanghai, China severance                       (2,387)            --           --          (2,387)
Fiscal 2007- Conyers Georgia closure costs                   (1,993)            --           --          (1,993)
Pricing/Volume/mix                                           15,100         (5,800)       4,600          13,900
Decrease/(increase) in warranty expense                       1,527            153       (2,547)           (867)
Decrease in Sarbanes-Oxley costs                                749            562          211           1,522
Decrease in amortization expense                                173          1,351           --           1,524
Other- principally other material costs                      (6,179)           (42)      (1,158)         (7,379)
----------------------------------------------------------------------------------------------------------------
Operating income (loss) fiscal 2007                        $  3,763    $   (22,024)   $ (10,310)   $    (28,571)
================================================================================================================

      Interest expense net for fiscal year 2007 increased $2,950 or 28% to $13,437 from $10,487 in fiscal year 2006, primarily due to higher debt levels, coupled with a higher effective interest rate. Additionally, $964 of unamortized debt discount related to the Company's term loan which was repaid in November 2006 was charged against interest expense during fiscal year 2007. The Company also incurred a $500 pre payment penalty related to the early payment of our Term Loan.

      Other expense was $1,245 in fiscal year 2007 compared to other income of $21 in fiscal year 2006. The increase in expense was primarily due to $325 of foreign exchange losses in fiscal year 2007 compared to $550 of foreign exchange gains in fiscal year 2006.

      Income tax expense of $4,094 was recorded in fiscal year 2007, compared to $12,362 in fiscal year 2006. Tax expense in fiscal year 2007, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries principally in the United Kingdom, and the impact of losses for which no tax benefit is recognized under SFAS No. 109. In fiscal year 2006, the Company wrote off a significant portion of its deferred tax assets and recorded valuation allowances against an additional portion of these deferred tax assets primarily due to the significant losses recognized in the fiscal years ended January 31, 2006 and 2005.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2007, the joint venture had minority interest of $(1,273) compared to a minority interest of $83 in fiscal year 2006. Approximately, $788 of the decrease in minority interest was the result of approximately $2,387 of severance recorded at the joint venture in fiscal year 2007 due to a workforce reduction.

      As a result of the above, a net loss of $46,074 was recorded as compared to a net loss of $60,662 in the prior year. On a per share basis, the net loss was $1.80 in fiscal year 2007 compared to $2.39 in fiscal year 2006.

Other Comprehensive Loss

      Other comprehensive loss decreased from $77,813 in fiscal year 2006 to $43,691 in fiscal year 2007. This decrease was primarily due to a decrease in net loss from $60,662 to $46,074 coupled with a minimum pension liability adjustment which was $(24,661) in fiscal year 2006 as compared to $3,124 in fiscal year 2007. This was partially offset by an unrealized loss on derivative instruments of $1,441 in fiscal year 2007 as compared to an unrealized gain of $7,813 in fiscal year 2006.

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

Analysis of Change in Operating (Loss) Income

                                                           Standby        Power        Motive
                                                            Power      Electronics      Power
Fiscal Year 2006 vs. 2005                                  Division     Division      Division     Consolidated
----------------------------------------------------------------------------------------------------------------
Operating income (loss) - fiscal 2005                      $  9,211    $   (71,703)   $ (11,668)   $    (74,160)
Lead - increased costs                                       (7,764)            --       (1,933)         (9,697)
Fiscal 2006 fixed asset impairment                               --         (2,161)      (2,641)         (4,802)
Fiscal 2005 fixed asset impairment                            6,407             --        3,195           9,602
Fiscal 2006 intangible asset impairment                          --        (20,045)          --         (20,045)
Fiscal 2005 intangible asset impairment                          --            464           --             464
Fiscal 2006 goodwill impairment                                  --        (13,674)          --         (13,674)
Fiscal 2005 goodwill impairment                                  --         74,233           --          74,233
Fiscal 2006 environmental liability estimate change           2,481             --        1,023           3,504
Fiscal 2005 environmental accrual                             2,481             --        1,400           3,881
Fiscal 2006 management changes -                                                                             --
   severance/executive search fees                           (1,528)        (1,353)        (499)         (3,380)
Sarbanes-Oxley costs - decrease (increase)                       56           (997)          23            (918)
Increase in Standby and Motive warranty expense              (1,201)            --       (1,052)         (2,253)
Fiscal 2006 - RoHS compliance                                    --         (2,684)          --          (2,684)
Fiscal 2006 - PED assimilation charges                           --           (770)          --            (770)
Fiscal 2005 Reynosa transition costs                            599             --          827           1,426
Pricing, volume, mix and other                                1,898         (1,831)       1,455           1,522
----------------------------------------------------------------------------------------------------------------
Operating income (loss) fiscal 2006                        $ 12,640    $   (40,521)   $  (9,870)   $    (37,751)
================================================================================================================

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

Future Outlook

      The Company considers the following, among other matters, to be key elements of focus for its underlying business plans and strategies for fiscal year 2008. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

      Lead and Commodity Costs and Pricing

      Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have risen significantly from an annual average of $0.41 cent per pound in 2005 to $0.60 cent per pound in 2007. One of the most important initiatives that the Company has implemented over the last year has been our effort to drive pricing in the Industrial Battery business. Over the last 18 months, the Company has announced three separate general price increases, and, in addition to these base-price increases, during the fourth quarter of fiscal year 2007, the Company introduced a new lead surcharge mechanism to more directly tie product pricing to the cost of lead. As a result of these efforts, we believe there has been more rationale pricing in the marketplace. In addition, the Company utilizes a number of mechanisms to manage the impact of higher lead costs, including contractual arrangements with our customers, longer term supply agreements with our lead suppliers, hedging programs and the use of tolling or recycling of lead with third party providers. Certain of our customer contracts currently provide for fixed pricing agreements; accordingly, such pricing measures cannot fully recover higher commodity costs.

      Manufacturing Moves

      On April 3, 2006, we announced changes to our contract manufacturing arrangements for our Power Electronics business involving the termination of existing manufacturing agreements with Celestica. Wind down of these operations and transfer to other manufacturers was completed in March 2007. These changes are expected to drive our ability to meet customer needs and improve our cost structure.

      On April 6, 2006, we announced further actions associated with the revitalization of our Motive Power Products business. These actions include launching new products to open access to several unaddressed markets, the planned closure of our Huguenot, New York facility and relocation of production to Reynosa, Mexico and the establishment of new distribution centers to service our customer base. The closure of this facility was completed by October 2007.

      The construction of a new manufacturing facility by our joint venture in Shanghai, China was completed during the first quarter of fiscal year 2008. This facility was built due to the relocation of our old facility as required by the Chinese Government. Production has commenced during the first quarter of fiscal year 2008.

      These manufacturing moves all required significant inventory builds during transition/relocation to other operations which adversely impacted our working capital requirements, principally during fiscal year 2007. We expect these inventory builds to be temporary in nature with a return to historical working capital levels by the end of fiscal year 2008.

      On April 16, 2007, the Company announced the closure of its Standby Power manufacturing facility in Conyers, Georgia and the relocation of its production to Leola, Pennsylvania.

      Cost Management, Quality and Six Sigma

      The Company is expanding its efforts to reduce costs and improve customer service and satisfaction through enhanced quality and delivery focus and goals. These strategies are being supported by lean supply chain initiatives and Six Sigma methodologies and tools. Through our Six Sigma and lean manufacturing initiatives, we have identified and are taking actions to drive cost reductions that should significantly improve our performance in the Power System Division.

      The company has identified, evaluated and implemented, with a formal selection and approval process, several cost saving projects. However, in order to realize cost saving benefits for these initiatives, costs may be incurred either in the form of capital expenditures or current period expenses.

Liquidity and Capital Resources

      The decrease in net cash from operating activities is primarily due to an increase in our net loss (after adjusting for non-cash impairment charges) compared to fiscal 2006 mainly as a result of i) higher lead and other raw material costs in our Power Systems Division not recovered through pricing actions and ii) pricing and mix pressures in our Power Electronics Division. Additionally, the increase in our accounts payable in fiscal year 2006 generated a significant source of operating cash flow.

      Net cash used by investing activities increased $14,960 to $23,660 in the fiscal year 2007 as compared to $8,700 in the prior fiscal year, primarily due to the construction of the new battery manufacturing facility in Shanghai, China.

      We had net cash provided by financing activities of $21,087 in fiscal year 2007 as compared to net cash used by financing activities of $13,648 in the prior fiscal year. Current year financing activities included $72,480 of proceeds from new borrowings, representing a $54,500 convertible notes offering and net incremental borrowings under the Company's credit facility, partially used to repay prior debt agreements of $51,042. Other activities included an increase in book overdrafts and the payment of financing costs related to the new debt agreements.

      On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. The amendment enhanced the Company's borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes the Company paid fees of approximately $240. Based upon these changes the Company estimates that maximum availability calculated under these new borrowing base provisions would increase availability by approximately $20,000 from that reported as of January 31, 2007.

      Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during fiscal year 2007 were primarily for the construction of our new Shanghai joint-venture facility which was completed during the first quarter of fiscal year 2008. We estimate capital spending for fiscal year 2008 to be in the range of $15,000 to $18,000, including funding for cost reduction opportunities in the Standby Power and Motive Power Divisions. As of January 31, 2007, the maximum availability calculated under the borrowing base was $47,093, of which $24,836 was funded, and $5,195 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

      On January 18, 2007, the Company entered into a six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 40 million RMB (approximately $5,100) with an interest rate of 5.58%. This credit line was established to provide our Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility which was completed in March 2007.

      Pension Costs

      The Company has various non contributory defined benefit pension plans, which cover certain employees in the United States. Certain employees of the Japanese subsidiary of Datel, Inc. are also covered by a defined benefit pension plan.

      Accounting for pensions requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality and employee turnover. Independent actuaries, in accordance with accounting principles generally accepted in the United States of America, perform the required calculations to determine expense and liabilities for pension benefits. Actual results that differ from our actuarial assumptions are generally accumulated and amortized over future periods.

      Assumptions   used  to  determine   periodic  pension  costs  and  benefit
obligations for the Company's defined benefit pension plans were:

                                                           Pension Benefits
                                                     ---------------------------
      Fiscal Year                                    2007       2006       2005
      --------------------------------------------------------------------------
      Weighted-average assumptions
      used to determine benefit
      obligation as of January 31*:
         Discount rate                               5.82%      5.52%      5.67%
         Rate of compensation increase***            4.36%      4.36%      4.36%
      Weighted-average assumptions
      used to determine net cost for
      the periods ended January 31**:
         Discount rate                               5.52%      5.67%      5.92%
         Expected long-term
           rate of return on plan assets             7.90%      8.12%      8.36%
         Rate of compensation increase***            4.36%      4.36%      4.39%

      The fiscal year 2007 assumptions used to determine net periodic benefit costs differed from the fiscal year 2006 assumptions used to determine the benefit obligations for the defined benefit pension plans as a result of the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2007. Within any given fiscal year, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. The rate of increase in compensation levels is reviewed at each measurement date based on the long-term estimate of yearly compensation level increases given to employees.

      Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

            o     a 25 basis point change in the discount  rates from those used
                  would   have   changed   fiscal   2007   pension   expense  by
                  approximately $575,000

            o a 25 basis point change in the expected rates of return from those used would have changed fiscal 2007 pension expense by approximately $152,000; and

            o a 25 basis point change in compensation levels from those used would have no material impact on fiscal year 2007 pension expense as a result of the frozen and non-pay related plans.

      In fiscal years 2007 and 2006, the accumulated benefit obligation exceeded the plan assets by $14,191 and $14,660, respectively. Consequently, the Company recognized an additional minimum pension liability of $3,124 in fiscal year 2007 in its accumulated other comprehensive loss, primarily because of a reduction in the discount rate used to measure the plan assets as of December 31, 2006 compared to December 31, 2005.

      On December 31, 2006 the Company adopted SFAS No. 158 and recorded a one time charge of $4,459 which is included in the stockholders' equity and accumulated other comprehensive loss.

      The Pension Protection Act of 2006 (the "Act") was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for defined pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements become effective for plan years beginning after December 31, 2007.

      In fiscal years 2007 and 2006, the Company contributions to its plan were $59 and $894, respectively. The Company expects to make required contributions totaling approximately $1,917 to one of its domestic plans, $63 to its Japanese plan and $259 to its postretirement Medical plan in fiscal year 2008.

      Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of January 31, 2007:

                                                        Payments Due by Period
                                        ------------------------------------------------------
                                                    Less than    1 - 3       4 - 5      After
Contractual Obligations                   Total       1 year     years       years     5 years
----------------------------------------------------------------------------------------------
Notes                                   $ 129,500   $      --   $     --   $     --   $129,500
Interest payable on notes                 134,763       6,935     13,870     13,870    100,088
Credit facility                            24,837          --         --     24,837         --
Operating leases                           20,432       4,793      8,525      4,003      3,111
Mortgage                                    4,946       4,946         --         --         --
Lead commitments                            4,700       4,700         --         --         --
Inventory                                   1,643       1,643         --         --         --
Capital leases                                265         265         --         --         --
----------------------------------------------------------------------------------------------
   Total contractual cash obligations   $ 321,086   $  23,282  $  22,395   $ 42,710   $232,699
==============================================================================================

                                             Amount of Commitment Expiration per Period
                                        ------------------------------------------------------
                                          Total
                                         Amounts    Less than    1 - 3       4 - 5     After
Other Commercial Commitments            Committed    1 year      years       years    5 years
----------------------------------------------------------------------------------------------
Standby letters of credit               $   8,764   $   8,206   $     --   $    558   $     --
----------------------------------------------------------------------------------------------
   Total commercial commitments         $   8,764   $   8,206   $     --   $    558   $     --
==============================================================================================

Off-Balance Sheet Arrangements

      Other  than   certain   elements  of  our   standby   letters  of  credits
arrangements, we have no off-balance sheet arrangements at January 31, 2007.

New Accounting Pronouncements

      In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and No. 140. SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 155 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position and results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 156 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position and results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, ("FIN No. 48") "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is required to be adopted by the Company in fiscal year 2008. Prior to the adoption of FIN No. 48, the Company used a different measurement attribute for uncertainty in income taxes. The
Company is still evaluating the impact of adoption FIN No. 48 on its consolidated financial position and results of operations.

      In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity's accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-03 to have a material impact on its financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment to FASB Statements No. 87, 88, 106, and 123R) ("SFAS No. 158"). SFAS No. 158 requires an employer to: (1) recognize in its statement of financial position and asset for a plan's overfunded status or a liability for a plan's underfunded status; (2) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Consequently in fiscal year 2007, the Company adopted SFAS No. 158 and recognized in its statement of financial position the funded status of its defined benefit postretirement plans and included in Accumulated other comprehensive loss a pre-tax charge of $4,459.

      In September 2006, the SEC Staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements). SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for reporting periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial position and results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.

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

      Our financial instruments that are subject to interest rate risk include our mortgage, capital leases, revolving credit facilities and our convertible notes. The net market value of our debt instruments (excluding capital leases) was 165,820 and $145,456 at January 31, 2007 and 2006, respectively. According to our established policies, we maintain certain ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates. We utilize interest rate swaps when necessary to further manage this risk.

      A 1% increase in interest rates from their year end levels would result in an increase of $248 in interest expense on an annualized basis, with all other variables held constant. A 1% decrease in interest rates from their year end levels would result in a decrease of $248 in interest expense on an annualized basis, with all other variables held constant.

      We use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. The exposures currently hedged are the British Pound, Euro, Japanese Yen, Canadian Dollar and Mexican Peso. These financial instruments represent a net market value of $117 and $(38) at January 31, 2007 and 2006, respectively. Foreign exchange forwards are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

      To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2007 and 2006, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $3,539 and $2,772, respectively. At January 31, 2007 and 2006, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $3,539 and $2,903, respectively.

      The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2007 and 2006, respectively.

      On occasion we enter into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our Power Systems Division. We employ hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive income (loss) until they are released to the income statement through cost of sales in the same period as is the hedged item
(lead).

      As of January 31, 2007 and 2006 we had hedged approximately 17.6 and 51.1 million pounds of lead at an average price of $0.526 and $0.454 per pound, respectively. The Company has not entered into any additional lead forward contracts since January 31, 2007. Effective February 23, 2006, one of the Company's financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in lead. This settlement resulted in cash proceeds of $3,099. The settlement did not change the hedge accounting for these forward contracts, with the gain in comprehensive (loss) income continuing to be released to earnings during fiscal 2007 in the month in which the hedged item was recognized in cost of sales.

      The net market value of our lead contracts was $4,890 and $6,507 at January 31, 2007 and 2006, respectively. At January 31, 2007 and 2006, a 10% change in the price of lead would result in a $1,400 and $1,770 change in the market value of the lead contract, respectively.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report immediately following the signature page of this Form 10-K.

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Evaluation of Controls and Procedures:

      The Chief Executive Officer and the Chief Financial Officer of C&D have concluded, based on their evaluation as of January 31, 2007, that C&D's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by C&D in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by C&D in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Control:

      There were no changes in C&D's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, C&D's internal control over financial reporting.

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

Item 9B. Other Information

      On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. See Note 6, Debt, for a discussion of the amendment.

                                    PART III

Item 10. Directors and Executive Officers and Corporate Governance

      The information required by this Item 10 is incorporated by reference to the information under the captions "Election of Directors," "Current Executive Officers" and "Compliance with Section 16(a)" of the Securities Exchange Act of 1934" included in C&D's Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation" included in C&D's Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated by reference to the information under the captions "Principal Stockholders," "Beneficial Ownership of Management" and "Equity Compensation Plan Information" included in C&D's Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
Independence

      Information with respect to the Company's policy and procedures for review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled "Review and Approval of Transactions with Related Persons, Policies and Procedures". Information with respect to director independence is incorporated by reference herein to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and is included in the section entitled "Board of Directors and Corporate Governance"

Item 14. Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated by reference to the information under the caption "Fees of Independent Registered Public Accounting Firm" included in C&D's Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

      (1) The following financial statements are included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

            Management's Report on Internal Control over Financial Reporting

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of January 31, 2007 and 2006

            Consolidated Statements of Operations for the years ended January 31, 2007, 2006 and 2005

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 2007, 2006 and 2005

            Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005

            Consolidated Statements of Comprehensive Loss for the years ended January 31, 2007, 2006 and 2005

            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule is included in this report on Form 10-K:

            C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2007, 2006 and 2005

            II.   Valuation and Qualifying Accounts

      (3)   Exhibits:

                                INDEX TO EXHIBITS



                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   3.1        Restated  Certificate of  Incorporation of C&D, as      8-K         06/30/98      3.1 &
              amended                                                                           3.2

   3.2        Amended and Restated By-laws of C&D                     10-Q        10/31/02      3.1

   4.1        Rights  Agreement  dated as of February  22, 2000,      10-Q        10/31/04      10.3
              between  C&D and  Mellon  Investor  Services,  LLC
              (formerly   ChaseMellon    Shareholder   Services,
              L.L.C.),   as  rights  agent,  which  includes  as
              Exhibit B thereto the form of rights  certificate;
              Amendment to Rights Agreement

   4.2        Purchase  Agreement dated November 16, 2005, among      10-K        01/31/06      4.2
              C&D,  Credit  Suisse First Boston LLC and Wachovia
              Capital Markets, LLC

   4.3        Registration  Rights  Agreement dated November 21,      10-K        01/31/06      4.3
              2005,  among C&D,  Credit  Suisse First Boston LLC
              and Wachovia Capital Markets, LLC

   4.4        Indenture,  dated as of November 21, 2005, between      10-K        01/31/06      4.4
              C&D and Bank of New York, as trustee

   4.5        Form of C&D  Technologies,  Inc. 5.25% Convertible      10-K        01/31/06      4.5
              Senior Notes due 2025

   4.6        Purchase   Agreement   dated   November  15,  2006      8-K         11/15/06      10.1
              between  C&D  and  the  several  named  purchasers
              named in schedule A thereto

   4.7        Registration  Rights  Agreement dated November 21,      10-K        1/31/07       4.7
              2006,  between  C&D  and  the  several  purchasers
              named in Schedule I thereto

   4.8        Indenture,  dated as of November 21, 2006, between      10-K        1/31/07       4.8
              C&D and the Bank of New York, as trustee

   4.9        Form of C&D  Technologies,  Inc. 5.50% Convertible      10-K        1/31/07       4.9
              Senior Notes due 2026

    5         Consent and  Amendment  No. 3 to Loan and Security      8-K         12/21/06      10.1
              Agreement dated December 17, 2005

   10.1       Purchase   Agreement   dated  November  27,  1985,      S-1         1/28/87       10.1
              between  Allied,   Allied  Canada  Inc.  and  C&D;
              Amendments  thereto  dated  January 28 and October
              8, 1986

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.2       Agreement  dated  December 15,  1986,  between C&D      S-1         1/28/87       10.2
              and Allied

   10.3       Lease  Agreement  dated  February 15, 1994, by and      10-K        01/31/04      10.3
              between  Sequatchie  Associates,  Incorporated and
              C&D Charter Power Systems,  Inc.  (which has since
              been merged into C&D); Extension and  Modification
              Agreement  effective  December  19, 2003

   10.4       Purchase and Sale Agreement,  dated as of November      8-K         03/01/99      2.1
              23, 1998,  among  Johnson  Controls,  Inc. and its
              subsidiaries   as   Seller   and   C&D   and   C&D
              Acquisition Corp. as Purchaser

   10.5       Amended and Restated Credit  Agreement dated as of      10-Q        07/31/04      10.5
              June 30, 2004,  among C&D  Technologies,  Inc. and      10-K        1/31/05       10.5
              Certain of its Subsidiaries as the Borrowers,  the      10-K        1/31/05       10.5
              Subsidiaries  identified herein as the Guarantors,      10-K        1/31/05       10.5
              Citizens  Bank  as  Syndication   Agent,   LaSalle      8-K         11/16/05      10.1
              National  Bank National  Association  as Co-Agent,
              Bank of America,  N.A., as  Administrative  Agent,
              Swing Line Lender and  L/C Issuer  and  the  Other
              Lenders Party Hereto  Arranged By Banc of  America
              Securities  LLC  as Sole Lead  Arranger  and  Sole
              Book Manager,  First  Amendment  thereto  dated as
              of  December  9, 2004,  Second  Amendment  thereto
              dated  as  of  April  21,  2005,  Third  Amendment
              thereto  dated   as  of  April  29,  2005,  Fourth
              Amendment   and   Waiver  thereto  dated   as   of
              November 8, 2005

   10.6       Security  Agreement  dated April 21,  2005,  among      10-K        01/31/05      10.6
              C&D   Technologies,    Inc.,   C&D   International
              Investment  Holdings Inc.,  C&D Charter  Holdings,
              Inc.,  C&D  Technologies   (Datel),   Inc.,  Datel
              Systems,    Inc.,   C&D   Dynamo   Corp.,   Dynamo
              Acquisition  Corp., C&D Technologies (CPS) LLC and
              Datel  Holding  Corporation  as Grantors,  and the
              Bank  of  America,   N.A.,   in  its  capacity  as
              administrative   agent  for  the  holders  of  the
              Secured Obligations

   10.7       Uncommitted  loan  facility  dated  June 5,  2001,      10-Q        04/30/01      10.2
              between  C&D  Holdings  Limited  and ABN Amro Bank
              N.V.

   10.8       Asset Purchase  Agreement among Matsushita Battery      8-K         09/25/03      10.1
              Industrial  Corporation  of  America,   Matsushita
              Battery  Industrial de Mexico,  S.A. de C.V.,  C&D
              Technologies,  Inc. and C&D Technologies  Reynosa,
              S. de R.L. de C.V., dated as of August 27, 2003

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.9       Agreement  for  Manufacture  between  Dynamo Power      10-Q        10/31/04      10.2
              System (USA) LLC and  Celestica  Hong Kong Limited
              and C&D  Technologies,  Inc.,  dated September 30,
              2004.  Portions of this exhibit have been  deleted
              pursuant to the  Company's Application  Requesting
              Grant of Confidential Treatment under the Exchange
              Act and  pursuant to the Rule  12b-24  promulgated
              thereunder

   10.10      Assignment  and  Assumption  dated as of August 3,      10-Q        07/31/04      10.2
              2004,  by and between  Bank of America,  N.A.  and
              Sovereign Bank

   10.11      Lender  Joinder  Agreement  dated as of  August 3,      10-Q        07/31/04      10.3
              2004, among C&D Technologies,  Inc. and Certain of
              its  subsidiaries  as the Borrowers and Calyon New
              York   Branch  as  the  New  Lender  and  Bank  of
              America, N.A., as Administrative Agent

   10.12      Lender  Joinder  Agreement  dated as of  August 3,      10-Q        07/31/04      10.4
              2004, among C&D Technologies,  Inc. and Certain of
              its  subsidiaries  as the  Borrowers and Sovereign
              Bank as the New Lender and Bank of America,  N.A.,
              as Administrative Agent

   10.13      LLC Interest Purchase  Agreement between Celestica      8-K         09/30/04       2.1
              Corporation,  Celestica Inc. and C&D Technologies,
              Inc., dated September 23, 2004

   10.14      Share   Purchase   Agreement   between   Celestica      8-K         09/30/04       2.2
              International  Inc.,  Celestica  Inc.,  C&D  Power
              Systems (Canada) ULC and C&D  Technologies,  Inc.,
              dated September 23, 2004

   10.15      Asset   Purchase   Agreement   between   Celestica      8-K         09/30/04       2.3
              International   Inc.,    Celestica    Corporation,
              Celestica  (Thailand) Limited,  Dynamo Acquisition
              Corp., Celestica Inc. and C&D Technologies,  Inc.,
              dated September 23, 2004

   10.16      Asset   Purchase   Agreement   between   Celestica      8-K         09/30/04       2.4
              Electronics  (Shanghai) Co. Ltd., Datel Electronic
              Technology  (Shanghai)  Co., Ltd.,  Celestica Inc.
              and C&D  Technologies,  Inc.,  dated September 23,
              2004

   10.17      Inventory  Purchase  Agreement  between  Celestica      8-K         09/30/04       2.5
              Suzhou Technology Ltd., Dynamo  Acquisition Corp.,
              Celestica Inc. and C&D  Technologies,  Inc., dated
              September 23, 2004

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.18      Purchase  Price   Adjustment   Agreement   between      8-K         09/30/04       2.6
              Celestica     International    Inc.,     Celestica
              Corporation,    Celestica    (Thailand)   Limited,
              Celestica   Electronics   (Shanghai)   Co.   Ltd.,
              Celestica Suzhou Technology Ltd.,  Celestica Inc.,
              C&D Power Systems (Canada) ULC, C&D  Technologies,
              Inc.,   Dynamo   Acquisition   Corp.,   and  Datel
              Electronic  Technology (Shanghai) Co., Ltd., dated
              September 23, 2004

   10.19      Merger  Agreement dated as of June 10, 2004, among      8-K         09/30/04      10.1
              C&D  Technologies,   Inc.,   CLETADD   Acquisition
              Corporation and Datel Holding Company

   10.20      Loan and  Security  Agreement  dated  December  7,      10-K        1/31/06       10.2
              2005 by and  among  C&D  Technologies,  Inc.,  C&D      8-K         04/05/06      10.1
              Technologies   (Datel),   Inc.,  C&D  Technologies
              (CPS) LLC, as Borrowers and C&D Charter  Holdings,
              Inc., C&D Dynamo Corp.,  Dynamo Acquisition Corp.,
              C&D  International  Investment  Holdings  Inc. and
              Datel  Holding  Corporation,  as  Guarantors,  and
              Ableco  Finance  LLC, as Agent.;  Amendment  No. 1
              thereto dated March 30, 2006

   10.21      Loan and  Security  Agreement  dated  December  7,      10-K        01/31/06      10.21
              2005 by and  among  C&D  Technologies,  Inc.,  C&D      8-K         03/31/06      10.2
              Technologies   (Datel),   Inc.,  C&D  Technologies      8-K         12/21/06      10.1
              (CPS) LLC, as Borrowers and C&D Charter  Holdings,                                                X
              Inc., C&D Dynamo Corp.,  Dynamo Acquisition Corp.,
              C&D  International  Investment  Holdings  Inc. and
              Datel  Holding  Corporation,  as  Guarantors,  and
              Wachovia    Bank    National    Association,    as
              Administrative    Agent   and   Wachovia   Capital
              Markets,  LLC as Sole Lead  Arranger,  Manager and
              Bookrunner.;  Amendment No. 1 thereto  dated March
              30, 2006.;  Amendment No. 3 thereto dated December
              21,  2006.;  Amendment  No. 4 thereto  dated April
              13, 2007

   10.22      Agreement   for   Termination   of   Manufacturing      10-Q        4/30/06       10.9
              Agreement    and    Transfer   of    Manufacturing
              Operations  between C&D Technologies  (CPS),  LLC,
              C&D  Technologies,  Inc. and  Celestica  Hong Kong
              Limited dated April 3, 2006

   10.23      Form of C&D  Technologies,  Inc. 5.5%  Convertible
              Senior Notes due 2026                                   8-K         11/15/06      10.1

Management Contracts or Plans

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.24      Charter  Power  Systems,  Inc.  1996 Stock  Option      10-Q        7/31/96       10.1
              Plan,  First Amendment to C&D  Technologies,  Inc.      10-Q        7/31/99       10.3
              1996  Stock  Option  Plan  (formerly  known as the
              Charter  Power  Systems,  Inc.  1996 Stock  Option
              Plan) dated April 27, 1999

   10.25      C&D  Technologies,  Inc. Amended and Restated 1998      10-K        1/31/01       10.7
              Stock Option Plan

   10.26      C&D  Technologies,  Inc.  Savings Plan as restated      10-K        7/31/02       10.9
              and amended , First  Amendment  thereto dated June      10-Q        10/31/02      10.10
              12,  2002  ,  Second   Amendment   thereto   dated      10-Q        10/31/02      10.11
              November 20, 2002 ; Third Amendment  thereto dated      10-Q        7/31/03       10.1
              June 18, 2003

   10.27      C&D  Technologies,  Inc. Pension Plan for Salaried      10-K        7/31/02       10.10
              Employees   as  amended   and   restated  ;  First      10-Q        4/30/03       10.3
              Amendment  thereto  dated  June 12,  2002 ; Second      10-Q        4/30/03       10.4
              Amendment  thereto  dated  September  25,  2002  ;      10-K        1/31/04       10.11
              Third Amendment thereto dated March 19, 2004

   10.28      Supplemental  Executive  Retirement  Plan compiled      10-K        1/31/04       10.12
              as  of   February   27,   2004,   to  reflect  all      10-Q        4/30/05       10.1
              amendments ; Amendment thereto dated May 6, 2005

   10.29      C&D Technologies,  Inc. Management Incentive Bonus      8-K          3/2/05       10.1
              Plan Policy

   10.30      Employment  Agreement  dated  November  28,  2000,      10-Q        10/31/00      10.1
              between Wade H. Roberts, Jr. and C&D

   10.31      Release  Agreement  dated March 24, 2005,  between      10-K        1/31/05       10.27
              C&D Technologies, Inc. and Wade H. Roberts, Jr.

   10.32      Employment   Agreement   dated  March  31,   2000,      10-K        1/31/00       10.14
              between Stephen E. Markert, Jr. and C&D

   10.33      Release   Agreement   dated   December  14,  2005,      10-K        1/31/06       10.31
              between  C&D  Technologies,  Inc.  and  Stephen E.
              Markert, Jr.

   10.34      Employment   Agreement   dated  March  31,   2000,      10-K        1/31/00       10.18
              between  Charles R. Giesige,  Sr. and C&D;  letter      10-K        1/31/04       10.17
              dated January 27, 2004 to Charles R. Giesige,  Sr.
              amending  Employment  Agreement  dated  March  31,
              2000

   10.35      Employment   Agreement  dated  February  1,  2006,      10-K        1/31/06       10.34
              between Charles R. Giesige and C&D

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.36      Release  Agreement  dated  March 2, 2006,  between      10-K        1/31/06       10.35
              C&D Technologies, Inc. and Charles R. Giesige

   10.37      Employment   Agreement  dated  February  1,  2006,      10-K        1/31/06       10.36
              between James D. Dee and C&D

   10.38      Employment   Agreement  dated  February  1,  2006,      10-K        1/31/06       10.37
              between Ian J. Harvie and C&D

   10.39      Employment   Agreement  dated  February  1,  2006,      10-K        1/31/06       10.38
              between William E. Bachrach and C&D

   10.40      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.2
              19, 2002,  by and between C&D  Technologies,  Inc.
              and William Harral, III

   10.41      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.5
              19, 2002,  by and between C&D  Technologies,  Inc.
              and Kevin P. Dowd

   10.42      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.6
              19, 2002,  by and between C&D  Technologies,  Inc.
              and Robert I. Harries

   10.43      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.7
              19, 2002,  by and between C&D  Technologies,  Inc.
              and Pamela S. Lewis

   10.44      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.8
              19, 2002,  by and between C&D  Technologies,  Inc.
              and George MacKenzie

   10.45      Indemnification  Agreement  dated  as of  November      10-Q        1/31/02       10.9
              19, 2002,  by and between C&D  Technologies,  Inc.
              and John A. H. Shober

   10.46      Indemnification  Agreement  dated  as of  February      10-K        1/31/03       10.33
              24, 2003,  by and between C&D  Technologies,  Inc.
              and Stanley W. Silverman

   10.47      C&D  Technologies,   Inc.   Nonqualified  Deferred      S-8         7/24/00         4
              Compensation Plan

   10.48      C&D  Technologies, Inc. Approved Share Option Plan      S-8         9/11/01         4

   10.49      C&D  Technologies,  Inc.  Management  Compensation      8-K          3/1/05       10.1
              Plan Policy for Fiscal Year 2006

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
   10.50      C&D   Technologies,   Inc.   Board  of   Directors      8-K          3/1/05       10.2
              Nominating/Corporate  Governance Committee Charter
              As Amended Effective as of March 1, 2005

   10.51      Employment  Agreement dated June 21, 2005, between      10-Q        7/31/05       10.1
              C&D Technologies, Inc. and Dr. Jeffrey A. Graves

   10.52      Amendment   dated   February   1,  2006,   to  the      10-K        1/31/06       10.51
              Employment  Agreement between C&D Technologies and
              Dr. Jeffrey A. Graves dated June 21, 2005

   10.51      C&D Technologies, Inc. 2007 Stock Incentive Plan       Proxy        1/31/06       Proxy

   10.52      Indemnification   Agreement  dated  May  31,  2006      8-K         5/31/06       10.2
              between C&D Technologies, Inc. and Ellen C. Wolf

   10.53      Employment  Agreement dated June 5, 2006,  between      8-K         5/31/06       10.3
              C&D Technologies, Inc. and Leonard Kiely

   10.54      Employment  Retention Agreement dated February 20,      8-K         2/20/07       10.1
              2007,  between C&D  Technologies,  Inc and William
              E. Bachrach

   10.55      Agreement dated the 1st day of February,  2007, by      8-K          2/1/07       10.1
              and  among  C&D  Technologies,  Inc.,  a  Delaware
              corporation (the "Company"), SCSF Equities, LLC, a
              Delaware limited  liability  company,  Sun Capital
              Securities  Offshore Fund,  Ltd., a Cayman Islands
              corporation,  Sun Capital  Securities  Fund, LP, a
              Delaware   limited   partnership,    Sun   Capital
              Securities   Advisors,   LP,  a  Delaware  limited
              partnership,   Sun  Capital  Securities,   LLC,  a
              Delaware limited liability company,  and Rodger R.
              Krouse (collectively, the "Sun Parties")

   10.56      Performance Share Award Grant Agreement dated                                                     X
              March 12, 2007

   10.57      Restricted Stock Award Grant Agreement dated                                                      X
              March 12, 2007

     14       Code of Ethics                                          10-K        1/31/04        14

     21       Subsidiaries of C&D                                                                               X

     23       Consent   of   Independent    Registered    Public                                                X
              Accounting Firm

    31.1      Rule  13a-14(a)/15d-14(a)   Certification  of  the                                                X
              President and Chief Executive  Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

                                                                        Incorporated by Reference
                                                                  --------------------------------------
  Exhibit                                                                                      Exhibit         Filed
  Number                     Exhibit Description                      Form          Date       Number        Herewith
----------------------------------------------------------------------------------------------------------------------
    31.2      Rule  13a-14(a)/15d-14(a)   Certification  of  the                                                X
              Vice   President  and  Chief   Financial   Officer
              pursuant to Section 302 of the  Sarbanes-Oxley Act
              of 2002

    32.1      Section 1350  Certification  of the  President and                                                X
              Chief  Executive  Officer  pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

    32.2      Section 1350  Certification  of the Vice President                                                X
              and Chief  Financial  Officer  pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         C&D TECHNOLOGIES, INC.

      April 16, 2007                     By: /s/  Jeffrey A. Graves
                                             -----------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director

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

           Signature                                   Title                              Date
           ---------                                   -----                              ----
/s/ Jeffrey A. Graves                   President, Chief Executive                   April 16, 2007
-------------------------------         Officer and Director
    Jeffrey A. Graves                   (Principal Executive Officer)

/s/ Ian J. Harvie                       Vice President and                           April 16, 2007
-------------------------------         Chief Financial Officer
    Ian J. Harvie                       (Principal Financial Officer)

/s/ Neil E. Daniels                     Vice President, Corporate Controller         April 16, 2007
-------------------------------         And Treasurer
    Neil E. Daniels                     (Principal Accounting Officer)

/s/ William Harral, III                 Director, Chairman                           April 16, 2007
-------------------------------
    William Harral, III

                                        Director                                     April 16, 2007
-------------------------------
    Kevin P. Dowd

/s/ Robert I. Harries                   Director                                     April 16, 2007
-------------------------------
    Robert I. Harries

/s/ Michael H. Kalb                     Director                                     April 16, 2007
-------------------------------
    Michael H. Kalb

/s/ Pamela S. Davies                    Director                                     April 16, 2007
-------------------------------
    Pamela S. Davies

/s/ George MacKenzie                    Director                                     April 16, 2007
-------------------------------
    George MacKenzie

/s/ John A. H. Shober                   Director                                     April 16, 2007
-------------------------------
    John A. H. Shober

/s/ Stanley W. Silverman                Director                                     April 16, 2007
-------------------------------
    Stanley W. Silverman

/s/ Ellen C. Wolf                       Director                                     April 16, 2007
-------------------------------
    Ellen C. Wolf

                      (This page intentionally left blank)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Management's Report on Internal Control over Financial Reporting                                          F-2

Report of Independent Registered Public Accounting Firm                                                   F-3

Consolidated Balance Sheets as of January 31, 2007 and 2006                                               F-5

Consolidated Statements of Operations for the years ended January 31, 2007, 2006 and 2005                 F-6

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2007, 2006 and 2005       F-7

Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005                 F-8

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2007,
2006 and 2005                                                                                            F-10

Notes to Consolidated Financial Statements                                                               F-11

FINANCIAL STATEMENT SCHEDULE
   C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

For the years ended January 31, 2007, 2006 and 2005

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

      Management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2007, based on the criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation and the criteria in the COSO framework, we have concluded that our internal control over financial reporting was effective as of January 31, 2007.

      Our management's assessment of the effectiveness of C&D's internal control over financial reporting as of January 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.


/s/ Jeffrey A. Graves                              /s/ Ian J. Harvie
--------------------------------                   -----------------------------
    Jeffrey A. Graves                                  Ian J. Harvie
    President, Chief Executive                         Vice President and
    Officer and Director                               Chief Financial Officer

April 16, 2007

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc:

We have completed integrated audits of C&D Technologies, Inc. consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries (the "Company") at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing herein that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP
----------------------------------
    PricewaterhouseCoopers LLP
    Philadelphia, Pennsylvania

April 16, 2007

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,
                  (Dollars in thousands, except per share data)

                                                                  2007           2006
------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    12,596   $     25,693
   Accounts receivable, less allowance for doubtful accounts
     of $1,869 in 2007 and $2,889 in 2006                           84,241         78,420
   Inventories                                                      88,229         83,803
   Deferred income taxes                                               134          3,430
   Prepaid taxes                                                     2,634          6,838
   Other current assets                                              7,082          8,892
------------------------------------------------------------------------------------------
     Total current assets                                          194,916        207,076

Property, plant and equipment, net                                 100,815         91,041
Deferred income taxes                                                  531            401
Intangible and other assets, net                                    35,429         38,450
Goodwill                                                            68,520         81,451
------------------------------------------------------------------------------------------
     TOTAL ASSETS                                              $   400,211   $    418,419
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                             $     6,498   $      1,038
   Accounts Payable                                                 54,215         50,199
   Book overdrafts                                                   2,310             71
   Accrued liabilities                                              21,910         23,440
   Other current liabilities                                        32,010         35,578
------------------------------------------------------------------------------------------
     Total current liabilities                                     116,943        110,326

Deferred income taxes                                                9,155         11,660
Long-term debt                                                     147,925        133,067
Other liabilities                                                   34,750         24,051
------------------------------------------------------------------------------------------
     Total liabilities                                             308,773        279,104
------------------------------------------------------------------------------------------

Commitments and contingencies (see Note 9)

Minority interest                                                    7,548          8,498

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000
     shares authorized; 29,040,960 and 28,828,428
     shares issued in 2007 and 2006, respectively                      290            288
   Additional paid-in capital                                       74,188         72,599
   Treasury stock, at cost, 3,391,536 and
     3,380,102 shares in 2007 and 2006, respectively               (47,110)       (47,094)
   Accumulated other comprehensive loss                            (13,952)       (11,876)
   Retained earnings                                                70,474        116,900
------------------------------------------------------------------------------------------
     Total stockholders' equity                                     83,890        130,817
------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   400,211   $    418,419
==========================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the years ended JANUARY 31,
                  (Dollars in thousands, except per share data)

                                                      2007           2006           2005
---------------------------------------------------------------------------------------------
NET SALES                                         $    524,580    $   497,407    $   414,738
---------------------------------------------------------------------------------------------
COST OF SALES                                          450,995        414,499        348,080
---------------------------------------------------------------------------------------------
GROSS PROFIT                                            73,585         82,908         66,658

OPERATING EXPENSES:
Selling, general and administrative expenses            60,907         61,812         47,480
Research and development expenses                       27,302         25,128         18,641
Identifiable intangible asset impairment                    --         20,045            464
Goodwill impairment                                     13,947         13,674         74,233
---------------------------------------------------------------------------------------------
OPERATING LOSS                                         (28,571)       (37,751)       (74,160)
---------------------------------------------------------------------------------------------
Interest expense, net                                   13,437         10,487          5,015
Other expense (income), net                              1,245            (21)         1,612
---------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST         (43,253)       (48,217)       (80,787)
---------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                     4,094         12,362        (21,289)
---------------------------------------------------------------------------------------------
LOSS BEFORE MINORITY INTEREST                          (47,347)       (60,579)       (59,498)
---------------------------------------------------------------------------------------------
Minority interest                                       (1,273)            83             (5)
---------------------------------------------------------------------------------------------
NET LOSS                                          $    (46,074)   $   (60,662)   $   (59,493)
=============================================================================================
Net loss per common share - basic and diluted     $      (1.80)   $     (2.39)   $     (2.35)
=============================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended JANUARY 31, 2007, 2006 and 2005
                  (Dollars in thousands, except per share data)


                                                                                        Accumulated
                                                 Additional                                 Other                        Total
                              Common Stock        Paid-In         Treasury Stock        Comprehensive    Retained    Stockholders'
                             Shares     Amount    Capital       Shares       Amount     Income /(Loss)   Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2004           28,605,747   $  286   $   70,619   (3,196,508)  $  (44,481)    $   3,259      $239,850       $ 269,533
Net loss                                                                                                  (59,493)        (59,493)
Dividends to
stockholders,
$.055 per share                                                                                            (1,396)         (1,396)
Tax effect relating to
stock options
exercised                                               264                                                                   264
Foreign currency
translation
adjustment                                                                                    1,511                         1,511
Unrealized gain on
derivative
instruments                                                                                     505                           505
Purchase of common stock                                        (163,700)      (2,543)                                     (2,543)
Deferred compensation
plan                                                    (14)      (8,468)        (127)                                       (141)
Issuance of common stock        9,627                   156                                                                   156
Stock options exercised        99,599        1          931                                                                   932
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2005           28,714,973      287       71,956   (3,368,676)     (47,151)        5,275       178,961         209,328
Net loss                                                                                                  (60,662)        (60,662)
Dividends to
stockholders,
$0.055 per share                                                                                           (1,399)         (1,399)
Foreign currency
translation
adjustment                                                                                     (303)                         (303)
Unrealized gain on
derivative
instruments                                                                                   7,813                         7,813
Deferred compensation
plan                                                   (138)     (11,426)          57                                         (81)
Issuance of common stock       28,155                   198                                                                   198
Stock options exercised        85,300        1          583                                                                   584
Minimum pension
liability
adjustment                                                                                  (24,661)                      (24,661)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2006           28,828,428      288       72,599   (3,380,102)     (47,094)      (11,876)      116,900         130,817
Net loss                                                                                                  (46,074)        (46,074)
Dividends to
stockholders,
$.01375 per share                                                                                            (352)           (352)
Foreign currency
translation
adjustment                                                                                      700                           700
Unrealized loss on
derivative
instruments                                                                                  (1,441)                       (1,441)
Deferred compensation
plan                                                    (68)     (11,434)         (16)                                        (84)
Issuance of common stock       32,682                   224                                                                   224
Stock options exercised       179,850        2        1,208                                                                 1,210
Stock options issued                                    225                                                                   225
Adjustment to initially
apply defined benefit
plan standard                                                                                (4,459)                       (4,459)
Minimum pension
liability
adjustment                                                                                    3,124                         3,124
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 31, 2007           29,040,960   $  290   $   74,188   (3,391,536)  $  (47,110)    $ (13,952)     $ 70,474       $  83,890
-----------------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                                                     2007          2006*         2005*
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $   (46,074)  $   (60,662)  $    (59,493)
   Adjustments to reconcile net loss to net cash (used in) provided by by operating activities:
   Minority interest                                                                   (1,273)           83             (5)
   Stock option issued                                                                    225            --             --
   Depreciation and amortization                                                       18,337        21,843         24,668
   Amortization of debt acquisition costs                                               2,207         1,779            207
   Impairment of fixed assets                                                             985         4,802          9,602
   Impairment of goodwill                                                              13,947        13,674         74,233
   Impairment of identifiable intangible assets                                            --        20,045            464
   Purchased in-process research and development                                           --            --            780
   Deferred income taxes                                                                1,212        10,649        (19,416)
   (Gain) loss on disposal of assets                                                     (365)          234            215
   Annual retainer to Board of Directors paid by the issuance of common stock             224           198            156
   Changes in assets and liabilities, net of effects from businesses acquired:
     Accounts receivable                                                               (4,656)       (5,092)         3,994
     Inventories                                                                       (3,575)       (6,765)        (1,288)
     Other current assets                                                                (519)          290             (2)
     Accounts payable                                                                   3,881        15,467          2,797
     Accrued liabilities                                                               (2,956)          (39)          (623)
     Income taxes payable                                                               4,348          (958)        (5,449)
     Other current liabilities                                                         (1,347)        4,848         (4,475)
     Other liabilities                                                                  4,857        (2,721)         6,450
     Other long-term assets                                                               (68)        1,624         (2,667)
     Other, net                                                                        (1,027)        1,519             43
---------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities                           (11,637)       20,818         30,191
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                         --            --       (128,429)
   Acquisition of property, plant and equipment                                       (25,385)       (8,773)       (11,865)
   Proceeds from disposal of property, plant and equipment                              1,725            73         15,685
---------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                            (23,660)       (8,700)      (124,609)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of debt                                                                  (51,042)     (131,079)          (775)
   Proceeds from new borrowings                                                        72,480       133,142        110,176
   Increase (decrease) in book overdrafts                                               2,239        (8,603)         3,753
   Financing cost of long term debt                                                    (3,326)       (6,130)          (768)
   Proceeds from issuance of common stock, net                                          1,210           584            932
   Purchase of treasury stock                                                            (122)         (163)        (3,023)
   Common stock dividends paid                                                           (352)       (1,399)        (1,396)
   Payment of minority interest dividends                                                  --            --            (10)
---------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                               21,087       (13,648)       108,889
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                            1,113           368             78
---------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                      (13,097)       (1,162)        14,549
Cash and cash equivalents, beginning of fiscal year                                    25,693        26,855         12,306
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of fiscal year                                     $    12,596   $    25,693   $     26,855
===========================================================================================================================

* Reclassified for comparative purposes

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                             2007        2006         2005
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
   Interest paid, net                                     $   12,646   $   9,316   $     4,362
   Income taxes (received) paid, net                      $   (1,408)  $   2,271   $     4,417

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquired businesses:
   Estimated fair value of assets acquired                $       --   $      --   $    75,697
   Goodwill                                                       --          --        48,885
   Identifiable intangible assets                                 --          --        44,989
   Purchased in-process research and development                  --          --           780
   Cash paid, net of cash acquired                                --          --      (128,429)
-----------------------------------------------------------------------------------------------
     Liabilities                                          $       --   $      --   $    41,922
===============================================================================================

                 See notes to consolidated financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         for the years ended JANUARY 31,
                             (Dollars in thousands)

                                                                                       2007          2006          2005
---------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                            $  (46,074)   $  (60,662)   $  (59,493)
Other comprehensive loss, net of tax:
   Net unrealized (loss) gain on derivative instruments, less tax expense of $17,
     $258, $337 and for 2007, 2006, and 2005, respectively                              (1,441)        7,813           505
   Foreign currency translation adjustments, less tax expense of $0, $0,
     and $316 for 2007, 2006 and 2005, respectively                                        700          (303)        1,511
Minimum pension liability adjustment                                                     3,124       (24,661)           --
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                            $  (43,691)   $  (77,813)   $  (57,477)
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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation:

      The consolidated financial statements include the accounts of C&D Technologies, Inc., its wholly owned subsidiaries and a 67% owned joint venture (collectively the "Company"). All inter-company accounts, transactions and balances have been eliminated.

      The Company produces, markets and distributes systems for the conversion and storage of electrical power, including industrial batteries and electronics. The Company's reportable business segments consist of the Standby Power Division, the Power Electronics Division and the Motive Power Division.

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

      In the ordinary course of business, the Company may enter into a variety of contractual agreements, such as derivative financial instruments, primarily to manage and to hedge its exposure to currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or accrued liabilities. To qualify for hedge accounting, the instruments must be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

      The Company has entered into lead hedge contracts to manage risk of the cost of lead. The agreements are with major financial institutions with maturities generally less than one year. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying commodity hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the hedge transaction affects earnings.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Hedge accounting is discontinued when it is determined that a derivative instrument is not highly effective as a hedge. Hedge accounting is also discontinued when: (1) the derivative instrument expires, is sold, terminated or exercised; or is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (2) a hedged firm commitment no longer meets the definition of a firm commitment; or (3) management determines that designation of the derivative as a hedging instrument is no longer appropriate.

      When hedge accounting is discontinued, the derivative instrument will be either terminated, continue to be carried on the balance sheet at fair value, or redesignated as the hedging instrument, if the relationship meets all applicable hedging criteria. Any asset or liability that was previously recorded as a result of recognizing the value of a firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. Any gains or losses that were accumulated in other comprehensive loss from hedging a forecasted transaction will be recognized immediately in current period earnings, if it is probable that the forecasted transaction will not occur.

      Cash and Cash Equivalents:

      The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts.

      Revenue Recognition:

      The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Periodically, the Company enters into prepayment contracts with various customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by the Company for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Receivables consist of the following at January 31, 2007 and 2006.

Years Ended January 31,                                   2007           2006
--------------------------------------------------------------------------------
Trade receivables                                      $   80,025    $   75,018
Notes receivables                                             212           216
Other                                                       5,873         6,075
Allowance for doubtful accounts                            (1,869)       (2,889)
--------------------------------------------------------------------------------
Total receivables                                      $   84,241    $   78,420
================================================================================

      Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,                                   2007          2006
--------------------------------------------------------------------------------
Balance at beginning of period                         $    2,889    $    2,018
(Reductions)/additions                                       (295)        1,027
Translation adjustment                                         31             6
Write-offs net of recoveries                                 (756)         (162)
--------------------------------------------------------------------------------
Balance at end of period                               $    1,869    $    2,889
================================================================================

      Inventories:

      Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for all inventories. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

      Property, Plant and Equipment:

      Property, plant and equipment purchased are recorded at cost. Property, plant and equipment acquired as part of a business combination are recorded at fair market value at the time of acquisition. Property, plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives or lease terms, whichever is shorter, which range from 3 to 10 years for machinery and equipment, and 10 to 40 years for buildings and improvements.

      The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of assets.

      The cost of maintenance and repairs is charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

      Employee Benefit Plans

      The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as amended by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)". The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Other Current Liabilities and Other Liabilities

      During fiscal year 2005, the Company received $15,547 (which is included in other current liabilities at January 31, 2007 and 2006) from the Chinese government as partial payment for the Company's old battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment will be recognized as income, net of the book value of assets disposed, when the old facility is transferred to the Chinese government, which was also during the first quarter of fiscal year 2008.

      Deferred revenue of $3,855 and $6,511 is included in other current liabilities as of January 31, 2007 and 2006, respectively. Deferred revenue of $5,816 and $580 is included in other liabilities as of January 31, 2007 and 2006, respectively.

      Environmental Matters:

      In accordance with SFAS No. 5, "Accounting for Contingencies" and Statement of Position 96-1, "Environmental Remediation Liabilities," the Company records a loss and establishes a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonable estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management's judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

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

      Deferred Financing Costs:

      Costs relating to obtaining debt are capitalized and amortized over the term or the related debt using the effective interest rate method. When the debt is paid in full, any unamortized financing costs are charged to interest expense.

      Advertising:

      The Company expenses advertising costs as incurred. In fiscal years 2007, 2006 and 2005, the company incurred advertising costs of $1,670, $1,498 and $1,493, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes:

      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109 " Accounting for Income Taxes", using tax rates in effect for the year in which the differences are expected to reverse.

      The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company's best estimate of possible assessments by the Internal Revenue Service ("IRS") or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances.

      Net Loss per Share:

      Net loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share - diluted reflects the potential dilution that could occur if stock options and other dilutive securities were exercised. Weighted-average common shares and common shares - diluted were as follows:

Years Ended January 31,                          2007          2006         2005
-------------------------------------------------------------------------------------
Weighted-average shares of common stock        25,590,448   25,379,717    25,349,488
-------------------------------------------------------------------------------------
Weighted-average common shares - diluted       25,590,448   25,379,717    25,349,488
=====================================================================================

      Due to net losses in fiscal years 2007 and 2006, 20,120,932 and 8,854,785, respectively, of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2007, 2006 and 2005, 47,612, 100,242 and 134,295 respectively, of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share.

      Stock-Based Compensation Plans:

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

      Effective  February 1, 2006,  the Company  adopted  SFAS No. 123  (revised
2004), "Share-Based Payment,". SFAS No. 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as disclosed in our previous filings. Prior to the Company's adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. Due to the Company's net operating losses, no tax benefits have been realized from the exercises of options during fiscal year 2007. As a result there is no cash flow impact related to tax benefits realized from the exercises during fiscal year 2007.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      On March 1, 2005, the Company's Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, "Share Based Payment," which is effective for the first annual period after December 15, 2005, the Company was required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation charge in periods subsequent to adoption of SFAS No. 123R.

      New Accounting Pronouncements:

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

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS No. 156"). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. SFAS No. 156 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated balance sheet and results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, ("FIN No. 48") "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is required to be adopted by the Company in fiscal year 2008. Prior to the adoption of FIN No. 48, the Company used a different measurement attribute for uncertainty in income taxes. The
Company is still evaluating the impact of adoption FIN No. 48 on its consolidated balance sheet and results of operations.

      In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity's accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF No. 06-03 to have a material impact on its financial position and results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

      In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (an amendment to FASB Statements No. 87, 88, 106, and 123R). SFAS No. 158 requires an employer to: (1) recognize in its statement of financial position and asset for a plan's overfunded status or a liability for a plan's underfunded status;
(2) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Consequently in fiscal year 2007, the Company adopted SFAS No. 158 and recognized $4,459 in accumulated other comprehensive loss on the Company's consolidated balance sheet.

      In September 2006, the SEC Staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The difference in approaches for quantifying the amount of misstatements primarily results from the effects of misstatements that were not corrected at the end of the prior year (prior year misstatements). SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. The requirements are effective for reporting periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial position and results of operations.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is evaluating the requirements of SFAS No. 159 and have not yet determined the impact on the financial statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

2.    ACQUISITIONS

      There were no acquisitions in fiscal years 2007 and 2006. In fiscal 2005 the Company made three acquisitions.

      On May 27, 2004, the Company acquired Celab Limited ("Celab") for approximately $10,500 net of approximately $4,700 in cash acquired, plus additional acquisition costs of approximately $400, primarily related to legal fees and due diligence. Celab is a provider of power conversion products, predominantly sold into military, CATV and telecommunications applications in Europe.

      On June 30, 2004, the Company acquired Datel Holding Corporation and its subsidiaries ("Datel") for approximately $74,800 plus acquisition costs of approximately $800, primarily related to legal fees, audit fees, due diligence and appraisals. The purchase price consisted of approximately $66,400 as well as the assumption of approximately $8,400 in debt. Cash acquired in the Datel acquisition was approximately $3,100. Datel is a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. The appraisal of the acquired Datel tangible and intangible assets included technology of $11,200 with an 11 year expected useful life, customer relationships of $8,900 with a 20 year expected useful life, trade names of $2,400 with a 25 year expected useful life, and acquired in-process research and development of $440, which was expensed in the year ended January 31, 2005.

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

      The results of operations of these businesses are included within the Power Electronics Division in the Company's consolidated financial statements from their respective dates of acquisition.

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

      Goodwill:

                                                Standby        Power        Motive
                                                 Power      Electronics      Power        Total
--------------------------------------------------------------------------------------------------
Goodwill, January 31, 2005                     $  59,711    $    37,536    $      --    $  97,247
Purchase accounting adjustment                        --           (803)          --         (803)
Effect of exchange rate changes on goodwill          (37)        (1,282)          --       (1,319)
Impairment of goodwill                                --        (13,674)          --      (13,674)
--------------------------------------------------------------------------------------------------
Goodwill, January 31, 2006                        59,674         21,777           --       81,451
Effect of exchange rate changes on goodwill           59            957           --        1,016
Impairment of goodwill                                --        (13,947)          --      (13,947)
--------------------------------------------------------------------------------------------------
Goodwill, January 31, 2007                     $  59,733    $     8,787    $      --    $  68,520
==================================================================================================

      See Note 14, Asset Impairments, for a discussion of the impairments to goodwill recognized during the fiscal years ended January 31, 2007, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

3.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS (continued)

      Identifiable Intangible Assets:

      Identifiable intangible assets as of January 31, 2007, consisted of the following:

                                       Gross        Accumulated
January 31, 2007                       Assets      Amortization          Net
--------------------------------------------------------------------------------
Trade names                         $     20,240   $     (7,310)     $   12,930
Intellectual property                     21,283         (9,344)     $   11,939
Customer relationships                     8,900         (1,150)     $    7,750
Other                                      1,461           (329)     $    1,132
--------------------------------------------------------------------------------
Total intangible assets             $     51,884   $    (18,133)     $   33,751
================================================================================

      Identifiable intangible assets as of January 31, 2006, consisted of the following:

                                       Gross        Accumulated
January 31, 2006                       Assets      Amortization          Net
--------------------------------------------------------------------------------
Trade names                         $     20,240   $     (6,322)     $   13,918
Intellectual property                     22,444         (8,742)     $   13,702
Customer relationships                     8,900           (704)     $    8,196
Other                                      1,872           (746)     $    1,126
--------------------------------------------------------------------------------
   Total intangible assets                53,456        (16,514)     $   36,942
================================================================================

      Based on intangibles recorded at January 31, 2007, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,         2008        2009         2010        2011         2012
------------------------------------------------------------------------------------------
Trade names                   $     988   $      988   $     988   $     988   $      988
Intellectual property             1,661        1,609       1,577       1,545        1,412
Customer relationships              445          445         445         445          445
Other                                29           29          29          29           29
------------------------------------------------------------------------------------------
   Total intangible assets    $   3,123   $    3,071   $   3,039   $   3,007   $    2,874
==========================================================================================

      Amortization of identifiable intangibles was $3,179, $4,703 and $3,423 for the years ended January 31, 2007, 2006 and 2005, respectively.

      See Note 14, Asset Impairments, for a discussion of the impairments to identifiable intangible assets recognized during the fiscal years ended January 31, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

4.    INVENTORIES

      Inventories consisted of the following:

Years Ended January 31,                                    2007         2006
--------------------------------------------------------------------------------
Raw materials                                           $   34,189   $   36,828
Work-in-process                                             16,089       13,993
Finished goods                                              37,951       32,982
--------------------------------------------------------------------------------
   Total                                                $   88,229   $   83,803
================================================================================

      If the first-in, first-out method of inventory accounting had been used which approximates current cost, inventories would have been $100,006 and $92,237 as of January 31, 2007 and 2006, respectively. There was no inventory decrement in the years ended January 31, 2007 and 2006.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, net, consisted of the following:

Years Ended January 31,                                    2007         2006
--------------------------------------------------------------------------------
Land                                                    $    5,001   $    4,991
Buildings and improvements                                  55,932       61,099
Furniture, fixtures and equipment                          205,031      212,495
Construction in progress                                    26,620        8,748
--------------------------------------------------------------------------------
                                                           292,584      287,333
Less accumulated depreciation                              191,769      196,292
--------------------------------------------------------------------------------
   Total                                                $  100,815   $   91,041
================================================================================

      For the years ended January 31, 2007, 2006 and 2005, depreciation charged to operations, including property under capital leases, amounted to $15,115, $17,093 and $21,238; and capitalized interest amounted to $741, $32 and $152, respectively.

      Included in Construction in progress as of January 31, 2007 and 2006 was $24,619 and $7,360, respectively, related to our joint venture, primarily due to our new manufacturing facility in Shanghai, China, which was completed in the first quarter of fiscal year 2008.

      See Note 14, Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal years ended January 31, 2007, 2006 and 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT

      Debt consisted of the following:

Years Ended January 31,                                                                                       2007         2006
------------------------------------------------------------------------------------------------------------------------------------
Line of Credit Facility, maximum commitment of $75,000 at January 31, 2007 and 2006; availability is determined by a borrowing base calculation (effective rate on a weighted-average basis was 7.38% and 6.21% as of January 31, 2007 and 2006, respectively). Net of unamortized debt
   costs of $1,807 and $2,130 as of January 31, 2007 and 2006, respectively                                $   23,030   $     6,013
Term Loan (effective rate on a weighted-average basis was 11.18% as of January 31, 2006)
   Net of unamortized debt costs of $534 as of January 31, 2006                                                    --        49,466
Convertible Senior Notes 2005; due 2025, bears interest at 5.25%. Net of unamortized debt costs
   of $2,102 and $2,628 as of January 31, 2007 and 2006, respectively                                          72,898        72,372
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%. Net of unamortized debt costs of
   $2,502 as of January 31, 2007;                                                                              51,998            --
8.4% mortgage payable in monthly installments of $59 payable through July 2007 with a final installment of $4,861 due in August 2007 collateralized by the Company's Mansfield, Massachusetts,
   manufacturing facility                                                                                       4,946         5,230
China Line of Credit; Maximum commitment of 40 million RMB (approximately $5,100) at January 31, 2007
   (effective rate of 5.58% as of January 31, 2007)                                                             1,286            --
Obligations under capital leases with interest rates ranging from 8.1% to 9.2% collateralized
   by equipment                                                                                                   265         1,024
------------------------------------------------------------------------------------------------------------------------------------
   Total debt                                                                                                 154,423       134,105
Less current portion                                                                                            6,498         1,038
------------------------------------------------------------------------------------------------------------------------------------
Total long-term portion                                                                                    $  147,925   $   133,067
====================================================================================================================================

      On December 7, 2005, the Company closed on $125,000 of credit facilities, consisting of (i) a $75,000 principal amount Line of Credit Facility ("Credit Facility") and (ii) a $50,000 Term Loan facility ("Term Loan"). The Term Loan was paid in full on November 22, 2006 using the proceeds received from the issuance of the $54,500 Convertible Senior Notes due 2026 ("2006 Notes") described below.

      The Credit Facility consists of a five-year senior revolving line of credit. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and initially bore interest at LIBOR plus 1.75% or Prime plus .25%. The spread increased to LIBOR plus 2.00% or Prime plus 0.50% as of July 1, 2006 based on the Excess Availability for the previous calendar quarter on average decreasing below $35,000. As of January 31, 2007, the maximum availability calculated under the borrowing base was $47,093, of which $24,836 was funded, and $5,195 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

      As of January 31, 2007, and January 31, 2006, the Company was in compliance with its financial covenants. In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006, the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006, under the Term Loan facility and modified certain other definitions. In consideration of these changes the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts, electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

      6. DEBT (continued)

      On June 14, 2006, the Company executed a second amendment to the Credit Facility and the Term Loan which allowed for the sale of real property owned by one of the Company's subsidiaries in the United Kingdom. In consideration for allowing for the sale the Company agreed to have the net proceeds from the sale included in the availability block and to extend the block to December 31, 2006. There were no fees paid for this amendment.

      On December 21, 2006, the Company executed a third amendment to the Credit Facility which allowed for the Company's Chinese Joint Venture to issue a guarantee to their Joint Venture partner to support a credit facility ("China Line of Credit") obtained through a local Chinese bank not to exceed 40 million RMB (approximately $5,100), permitted for the sale of the Company's Huguenot, New York facility, and modified the availability block and extended it to June 30, 2007. The Company incurred $38 of fees in connection with this amendment.

      The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $15,000. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

      In connection with refinancing of the Company's credit facilities, the Company incurred $2,755 in issuance costs which consisted primarily of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the term of each facility. The unamortized balance of $1,807 and $2,130 of these costs at January 31, 2007, and January 31, 2006, respectively, is included in the accompanying balance sheet.

      On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. The amendment enhanced the Company's borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes the Company paid fees of approximately $240. Based upon these changes the Company estimates that maximum availability calculated under these new borrowing base provisions would increase availability by approximately $20,000 from that reported as of January 31, 2007.

      As of January 31, 2007, the Company had $2,100 of letters of credit with other financial institutions that do not reduce the Company's availability under its Credit Facility.

      On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 ("2005 Notes"). The Company received net proceeds of approximately $72,300 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to reduce the balance of its former credit agreement.

      The 2005 Notes are unsubordinated unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. The 2005 Notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company's subsidiaries, except that those subsidiaries that may in the future guarantee certain of the Company's other obligations will also be required to guarantee the 2005 Notes.

      The 2005 Notes require the semi-annual payment of interest on May 1 and November 1 of each year beginning May 1, 2006, at 5.25% per annum on the principal amount outstanding. The 2005 Notes will mature on November 1, 2025. Prior to maturity the holders may convert their 2005 Notes into shares of the Company's common stock under certain circumstances. The initial conversion rate is 118.0638 shares per $1,000 principal amount of 2005 Notes, which is equivalent to an initial conversion price of approximately $8.47 per share.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

      6. DEBT (continued)

      At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2005 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the 2005 Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any. A holder of 2005 Notes may require the Company to repurchase some or all of the holder's 2005 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case.

      If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company's Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

      The 2005 Notes were issued in an offering not registered under the Securities Act of 1933, as amended (Securities Act) and were sold to the Initial Purchasers on a private placement basis in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 144A. The Company filed a shelf registration statement with the SEC on April 13, 2006 and on March 9, 2007 the shelf registration became effective.

      In connection with the issuance of the 2005 Notes, the Company incurred $2,700 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $2,102 and $2,628 of these costs at January 31, 2007, and January 31, 2006, respectively, is included in the accompanying balance sheet.

      On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026. The Company received net proceeds of approximately $51,900 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to pay off the Term Loan.

      The 2006 Notes are unsubordinated unsecured obligations and rank equally with the Company's existing and future unsubordinated and unsecured obligations and are junior to any of the Company's future secured obligations to the extent of the value of the collateral securing such obligations. The 2006 Notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company's subsidiaries, except that those subsidiaries that may in the future guarantee certain of the Company's other obligations will also be required to guarantee the 2006 Notes.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

      6. DEBT (continued)

      The 2006 Notes require the semi-annual payment of interest on May 1 and November 1 of each year beginning May 1, 2007, at 5.50% per annum on the principal amount outstanding. The 2006 Notes will mature on November 1, 2026. Prior to maturity the holders may convert their 2006 Notes into shares of the Company's common stock under certain circumstances. The initial conversion rate is 206.7183 shares per $1,000 principal amount of 2006 Notes, which is equivalent to an initial conversion price of approximately $4.84 per share.

      At any time on and after November 15, 2011, the Company may at its option redeem the 2006 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2006 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest.

      A holder of 2006 Notes may require the Company to repurchase some or all of the holder's 2006 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case.

      If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company's stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company's Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

      The 2006 Notes were issued in an offering not registered under the Securities Act of 1933, as amended (Securities Act) and were sold to the Initial Purchasers on a private placement basis in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 144A. The Company filed a shelf registration statement with the SEC on February 16, 2007 which became effective on March 9, 2007.

      In connection with the issuance of the 2006 Notes, the Company incurred $2,586 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $2,502 of these costs at January 31, 2007 is included in the accompanying balance sheet.

      On January 18, 2007 the Company entered into a six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit the Company may borrow up to 40 million RMB (approximately $5,100) with an interest rate of 5.58%. This credit line was established to provide the Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2007, $1,286 was funded under this facility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

6.    DEBT (continued)

      The maximum aggregate amount of loans outstanding under the Term Loan, Credit Facility, 2005 Notes, 2006 Notes, China Line of Credit, and Former Credit Agreement at any point during the year ended January 31, 2007, 2006 and 2005 were $162,888, $145,673 and $149,778, respectively. For the years ended January 31, 2007, 2006 and 2005, the outstanding loans under these credit agreements computed on a monthly basis averaged $150,389, $134,902 and $80,314 at a weighted-average interest rate of 7.81%, 6.03% and 4.64%, respectively.

      The Company also has an uncommitted multi-currency overdraft facility. This is a senior unsecured demand loan facility in the amount of 750 Pounds Sterling. There was no balance on this facility during fiscal years 2007 and 2006.

      As of January 31, 2007, the required minimum annual principal reduction of long-term debt is as follows:

Year Ended January 31,                                                 Amount
--------------------------------------------------------------------------------
2008                                                                $     6,498
2009                                                                         --
2010                                                                         --
2011                                                                     23,030
2012                                                                         --
Thereafter                                                              124,895
--------------------------------------------------------------------------------
Total                                                               $   154,423
================================================================================

7.    STOCK OPTION PLANS

      The Company has three stock option plans under which it can currently grant options; the 1998 Stock Option Plan reserved 3,900,000 shares of Common Stock; the U.K. Stock Option Plan reserved 500,000 shares of Common Stock; and the 2007 Stock Incentive Plan reserved 1,500,000 shares for option grants. Stock can be granted to officers, directors, employees and consultants of the Company, or an affiliate. In addition outstanding options remained from the 1996 Stock Option Plan which expired on July 25, 2006. The 2007 Stock Incentive Plan was approved by the stockholders on June 1, 2006. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. Generally options are granted with a three year vesting period unless adjusted by the Compensation Committee. On March 1, 2005, the Compensation Committee of the Board of Directors of the Company authorized and approved, effective March 1, 2005, and notwithstanding the terms of any stock option agreements between the Company and any employee, the vesting of all outstanding non-vested options then held by employees of the Company, which had been granted by the Company under the 1996 and 1998 Stock Option Plans.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

7.    STOCK OPTION PLANS (continued)

      All subsequent grants during the fiscal year ended January 31, 2006, vested immediately upon the date of grant. Under the U.K. Stock Option Plan, upon the adoption of SFAS No. 123R the Company had unamortized compensation of $35 at February 1, 2006, related to 6,418 options granted in fiscal year 2004, and 13,680 options granted in fiscal year 2005. As of January 31, 2007, the unamortized compensation for these options was $3, which is expected to be recognized during first quarter of fiscal year 2008.

      Under the provisions of SFAS No. 123R, the Company recorded $225 of stock compensation related to stock option awards in its consolidated statement of operations for the year ended January 31, 2007. The impact on earnings per share for the year ended January 31, 2007 was less than $0.01. The Company granted 134,200 stock option awards during fiscal year 2007, of which 40,500 vested immediately. Accordingly, compensation cost included $137 for these awards that vested immediately. Based on the current awards outstanding, the estimated remaining compensation expense is approximately $234, which is expected to be recognized over the weighted average of approximately 15 months.

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

Years Ended January 31,                                                             2006             2005
--------------------------------------------------------------------------------------------------------------
Net loss - as reported                                                          $    (60,662)    $    (59,493)
Deduct: Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effect                   9,297            3,790
--------------------------------------------------------------------------------------------------------------
Net loss - pro forma                                                            $    (69,959)    $    (63,283)
==============================================================================================================
Net loss per common share - basic - as reported                                 $      (2.39)    $      (2.35)
Net loss per common share - basic - pro forma                                   $      (2.76)    $      (2.50)
Net loss per common share - diluted - as reported                               $      (2.39)    $      (2.35)
Net loss per common share - diluted - pro forma                                 $      (2.76)    $      (2.50)

      The Company used the straight-line attribution method for the amortization of stock compensation under SFAS No. 123R for the period after its adoption, and under APB No. 25 or SFAS No. 123 (`pro forma disclosures') for the period prior to its adoption.

      The following tables summarize activity under all stock option plans for the respective periods:

Years Ended January 31,                                             2007         2006         2005
------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted during the year   $     3.51   $     3.66   $     9.05
Intrinsic value of options exercised                             $      297   $      156   $      659
Cash received from option exercises                              $    1,210   $      584   $      932

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

7.    STOCKHOLDERS' EQUITY (continued)

                              Beginning       Granted      Exercised      Cancelled       Ending
                               Balance        During         During        During         Balance
                             Outstanding       Year           Year          Year        Outstanding    Exercisable
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY
31, 2005
Number of shares               2,741,506        681,702        99,599        191,241      3,132,368       2,018,039
Weighted-average
option price per share       $     21.47    $     18.60    $     9.36    $     23.64    $     21.10    $      22.70
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY
31, 2006
Number of shares               3,132,368      1,467,701        85,300        440,771      4,073,998       4,053,900
Weighted-average
option price per share       $     21.10    $      7.75    $     6.83    $     20.84    $     16.62    $      16.62
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY
31, 2007
Number of shares               4,073,998        134,200       179,850      1,504,055      2,524,293       2,423,753
Weighted-average
option price per share       $     16.62    $      6.71    $     6.73    $     18.74    $     15.53    $      15.88
--------------------------------------------------------------------------------------------------------------------

      The aggregate intrinsic values on this table were calculated based on the difference between the closing price of our common stock and the exercise price of the underlying options on January 31, 2007, 2006 and 2005, respectively.

      The following table summarizes information about the stock options outstanding at January 31, 2007:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      --------------------------------------   --------------------------------------
                                     Weighted-
                                      Average     Weighted-                   Weighted     Weighted-
                                     Remaining     Average                     Average      Average
     Range of           Number      Contractual    Exercise      Number      Contractual   Exercise
 Exercise Prices      Outstanding      Life         Price      Exercisable      Life         Price
-----------------------------------------------------------------------------------------------------
  $4.89  - $  7.21        433,160    8.6 Years    $     6.73       349,960    8.4 Years    $    6.83
  $7.81  - $  9.18        578,985    9.0 Years    $     8.06       568,485    9.0 Years    $    8.06
  $9.80  - $ 14.50        245,624    5.6 Years    $    11.35       245,624    5.6 Years    $   11.35
  $14.94 - $ 22.31        987,544    5.4 Years    $    18.81       980,704    5.4 Years    $   18.82
  $26.76 - $ 37.28        229,830    4.1 years    $    33.02       229,830    4.1 Years    $   33.02
  $48.44 - $ 55.94         49,150    3.5 Years    $    54.42        49,150    3.5 Years    $   54.42
-----------------------------------------------------------------------------------------------------
       Total            2,524,293    6.6 Years    $    15.53     2,423,753    6.5 Years    $   15.88
-----------------------------------------------------------------------------------------------------

      There were 2,929,588 and 449,469 shares available for future grants of options under the Company's stock option plans as of January 31, 2007 and 2006, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

7.    STOCKHOLDERS' EQUITY (continued)

      A summary of the status of the Company's non-vested stock options as of January 31, 2007, and changes during the year ended January 31, 2007, is summarized below:

                                                        Weighted Average Option
                                    Number of Shares          Grant Date
                                   Underlying Options         Fair Value
                                   ---------------------------------------------

Non-vested at January 31, 2006                 20,098            $8.53
Granted                                       134,200            $3.51
Vested                                        (53,758)           $4.57
--------------------------------------------------------------------------------
Non-vested at January 31, 2007                100,540            $3.94
--------------------------------------------------------------------------------

      The fair value of stock options granted during fiscal year 2007, 2006 and 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

      Years Ended January 31,       2007             2006              2005
      --------------------------------------------------------------------------

      Risk-free interest rate   4.57% - 5.03%    3.73% - 4.45%    2.35% - 3.97%
      Dividend yield            0.0% - 0.643%    0.52% - 0.81%    0.29% - 0.34%
      Volatility factor        47.31% - 54.25%  49.81% - 55.06%  51.68% - 57.69%
      Expected lives               5 Years          5 Years         4-6 Years

      Rights Plan:

      In February 2000, the Company's Board of Directors declared a dividend of one common stock purchase right ("Right") for each share of Common Stock outstanding on March 3, 2000, to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. In fiscal year 2005, an amendment was signed among the Company, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent. The Company appointed the Bank of New York as successor rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company's Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company's common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

8.    INCOME TAXES

      The components of loss before income taxes and minority interest were as follows:

Years Ended January 31,                                 2007         2006         2005
-----------------------------------------------------------------------------------------
Domestic                                             $ (51,544)   $ (36,851)   $ (41,704)
Foreign                                                  8,291      (11,366)     (39,083)
-----------------------------------------------------------------------------------------
   Loss before income taxes and minority interest    $ (43,253)   $ (48,217)   $ (80,787)
=========================================================================================

      The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,           2007              2006               2005
--------------------------------------------------------------------------------
Current:
 Federal                       $       45        $   (3,449)       $      (337)
 State                               (721)             (318)               (46)
 Foreign                            3,489             3,740              1,213
--------------------------------------------------------------------------------
                                    2,813               (27)               830
--------------------------------------------------------------------------------
Deferred:
 Federal                            1,264            10,731            (21,352)
 State                                 81             2,065             (1,134)
 Foreign                              (64)             (407)               367
--------------------------------------------------------------------------------
                                    1,281            12,389            (22,119)
--------------------------------------------------------------------------------
  Total                        $    4,094        $   12,362        $   (21,289)
================================================================================

--------------------------------------------------------------------------------
Effective income tax rate             9.5%             25.6%             (26.4)%
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

8.    INCOME TAXES (continued)

      The components of the deferred tax asset and liability as of January 31, 2007 and 2006 were as follows:

Years Ended January 31,                                 2007           2006*
--------------------------------------------------------------------------------
ASSETS
Vacation and compensation accruals                        4,486           4,882
Bad debt, inventory and return allowances                 6,162           7,739
Warranty reserves                                         3,028           2,822
Postretirement benefits                                   1,731           1,684
Net operating losses                                     19,001           2,527
Foreign tax credits                                       1,162              --
Environmental reserves                                      745             836
Other accruals                                            1,522           1,382
Other losses                                                 51              --
Pension obligation                                        5,398           3,732
Tax credits                                               1,643             809
--------------------------------------------------------------------------------
   Total deferred tax assets                             44,929          26,413
--------------------------------------------------------------------------------
LIABILITIES
Depreciation and amortization                            (8,916)         (7,200)
Derivatives                                              (2,274)         (2,853)
Unrepatriated earnings                                   (2,208)         (1,610)
--------------------------------------------------------------------------------
   Total deferred tax liability                         (13,398)        (11,663)
--------------------------------------------------------------------------------
Valuation allowance                                     (40,833)        (22,817)
--------------------------------------------------------------------------------
     Net deferred tax (liability) asset              $   (9,302)     $   (8,067)
================================================================================

* Reclassified for comparative purposes

      The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, the impairment of non-deductible tax goodwill for financial statement purposes, tax-exempt interest income, research and development tax credits, the increase in the company's valuation allowance related to recurring net operating losses carryforwards from fiscal years 2007, 2006 and 2005 that are more likely than not to not be realized.

8.

      Consistent with Company policy, the Company evaluates the realizability of all of its tax assets each quarter. As a result of this review, the Company increased the overall valuation allowance by $18,016 during fiscal year 2007. The year end valuation allowance of $40,833 was made up of the following components:

      Fiscal Year                                                       2007
      --------------------------------------------------------------------------
      US federal and state valuation allowance                       $    36,002
      China Joint Venture valaution allowance                                893
      Canada valuation allowance                                           3,888
      Other                                                                   50
      --------------------------------------------------------------------------
      Total                                                          $    40,833
      ==========================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

8.    INCOME TAXES (continued)

      In fiscal year 2007, the Company established a valuation allowance against certain deferred tax assets related to the company's joint venture in China in the amount of $893 based on negative evidence regarding the realizability of these assets.

      As a result of amended income tax returns filed with the Internal Revenue Service for fiscal years 2002 through 2004, as well as the significant federal net operating loss generated in the fiscal year 2006, the Company has recorded a prepaid tax asset of $1,732 and $3,381 in fiscal years 2007 and 2006, respectively. The prepaid asset relates to the estimated cash refund resulting from the carry back of the loss generated in fiscal years 2004 through 2006 as well as the amendments to the federal returns in fiscal years 2002 through 2004. During fiscal year 2007, the Company received a refund from the Internal Revenue Service of approximately $4,000 representing a majority of the refund related to the carryback of fiscal year 2006 net operating loss.

      As of January 31, 2007 the Company had federal net operating loss carryforwards of approximately $43,998, state net operating loss carryforwards of $66,702 and foreign net operating loss carryforwards of $4,436. These losses and credits begin to expire in varying amounts from December 31, 2009 to January 31, 2027. In addition, as of January 31, 2007 the Company has U.S alternative minimum tax credits carryfowards, research and development tax credits carryfowards and foreign tax credits carryforwards in the amount of $307, $1,336 and $1,162, respectively.

      Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2007, 2006 and 2005, respectively, are as follows:

Years Ended January 31,                                                      2007           2006           2005
------------------------------------------------------------------------------------------------------------------
U.S. statutory income tax                                                 $  (14,706)    $  (16,394)    $ (28,276)
Effect of:
  State tax, net of federal income tax benefit                                (1,936)        (1,863)       (1,018)
  Write off of deferred tax asset related to the investment in foreign
  subsidiaries                                                                    --          8,614            --
  Tax effect of foreign operations                                              (561)         2,149           (63)
  In-process research and development                                             --             --           154
  Goodwill and intangible asset impairment                                     4,666          4,415         7,146
  Research and development tax credits                                          (614)          (513)           --
  Change in valuation allowance                                               17,356         14,265           854
  Deduction of prior year foreign tax credits                                     --          2,154            --
  Other                                                                         (111)          (465)          (86)
------------------------------------------------------------------------------------------------------------------
    Total provision (benefit) for income taxes at the effective rate      $    4,094     $   12,362     $ (21,289)
==================================================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.    COMMITMENTS AND CONTINGENCIES

      (A) Operating Leases:

      The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements in accordance with SFAS No. 13 "Accounting for leases". Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2007, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,                                                Amount
--------------------------------------------------------------------------------
2008                                                                      4,793
2009                                                                      4,467
2010                                                                      4,058
2011                                                                      2,977
2012                                                                      1,026
Thereafter                                                                3,111
--------------------------------------------------------------------------------
   Total                                                             $   20,432
================================================================================

      Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2007, 2006 and 2005, was $7,533, $6,236 and $4,957,
respectively.

      (B) Contingent Liabilities:

Legal

      In January 1999, the Company received notification from the U.S. Environmental Protection Agency ("EPA") of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice ("DOJ") through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree. The Company does not expect that the Consent Decree will have a material adverse effect on its business, financial condition or results of operations.

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

      Notwithstanding the Company's efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company's business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company's business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation ("Allied") for the acquisition (the "Acquisition") of the Company (the "Acquisition Agreement"), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied's successor in interest, Honeywell ("Honeywell").

      C&D is participating in the investigation of contamination at several lead smelting facilities ("Third Party Facilities") to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

      Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, the Company and several other potentially responsible parties ("PRP"s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States EPA Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries, Inc. ("NL") site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including the Company, for which the Company's allocated share rose from 5.25% to 7.79%.

      In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continues to negotiate with NL at this site regarding the Company's share of the allocated liability.

      The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater.
Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision ("ROD") for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.    COMMITMENTS AND CONTINGENCIES (continued)

      C&D,  together  with Johnson  Controls,  Inc.  ("JCI"),  is  conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds ("CVOC"s) in groundwater.

      In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to EPA. EPA thereafter notified the Company that EPA also wanted it to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. The scope of any potential exposure is not defined at this time.

      The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company has recently initiated remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties settled the litigation in March 2007 with the Company agreeing to purchase a parcel of land between its property and plaintiff's property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff's property.

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of January 31, 2007, accrued environmental reserves totaled $2,192 consisting of $1,469 in other current liabilities and $723 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

9.    COMMITMENTS AND CONTINGENCIES (continued)

      (C) Purchase Commitments:

      Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company entered into a lead commitment contract for a twelve-month period ending in December 2007 with 50% of the lead at market rates and the other 50% at conversion rates (tolled) resulting in an estimated commitment of $4,700. No other significant purchase commitments existed at January 31, 2007, and none are expected to exceed usage requirements.

10.   MAJOR CUSTOMER

      No single customer of the Company amounted to 10% or more of the Company's consolidated net sales for the years ended January 31, 2007, 2006 and 2005.

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

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments at January 31, 2007 and 2006, were as follows:

                                                      2007                       2006
                                             -----------------------   -------------------------
                                              Carrying                  Carrying
                                               Amount     Fair Value     Amount     Fair Value
------------------------------------------------------------------------------------------------
Cash and cash equivalents                    $   12,596   $   12,596   $   25,693    $   25,693
Debt (excluding capital lease obligations)      154,158      165,820      133,081       145,456
Commodity hedges                                  4,890        4,890        6,507         6,507
Foreign exchange hedges                             117          117          (38)          (38)
------------------------------------------------------------------------------------------------

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

      The Company applies hedge accounting in accordance with SFAS No. 133 as amended, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $117 and $(38) as of January 31, 2007 and 2006, respectively. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in operations each period. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive loss. When operations are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders' equity is released to operations. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in operations each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in other expense, net each period.

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

      Interest rate risk - The Company may from time to time use interest rate swaps to maintain certain proportions of fixed versus variable rate debt per policy. The Company did not have any interest rate swaps outstanding as of January 31, 2007 and 2006.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      Commodity risk - On occasion, the Company enters into financial instruments hedges with counterparties to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of its Power Systems Division. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead). The notional amount of the lead forward contracts as of January 31, 2007 and 2006 was $9,273 and $23,204, respectively. At January 31, 2007 and 2006, these forward contracts had a market value of $4,890 and $6,507, respectively, which was recorded in accumulated other comprehensive loss. During fiscal year 2007 and 2006 the Company settled lead forward contracts for cash proceeds of $7,117 and $1,201, respectively, which was either recorded as a reduction of cost of goods sold to the extent that Inventory was sold; otherwise, it was deferred in accumulated other comprehensive loss. Effective February 23, 2006, one of the Company's financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in notional value lead forward contracts. This settlement resulted in cash proceeds of $3,099. The settlement did not change the hedge accounting for these forward contracts, with the gain in comprehensive loss continuing to be released to earnings during fiscal 2007, in the month in which the hedged item was recognized in cost of sales.

      Commodity and interest rate derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in other comprehensive loss in Stockholders' Equity and are released to earnings during the period in which the hedged items impact earnings.

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

      The notional values of the foreign exchange contracts are as follows:

Currency, at January 31                                      2007        2006
--------------------------------------------------------------------------------
Pounds Sterling                                            $  34,049   $ 23,072
Canadian Dollars                                               1,744      4,321
Euros                                                          1,712        953
Yen                                                               --      1,011
Mexican Pesos                                                     --         87

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

Effective for fiscal year 2007,  the Company  adopted the provisions of SFAS No.
158. SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company's consolidated balance sheets, and the changes in the funded status be reflected in comprehensive income. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of January 31, 2007 was as follows:

                                    Before                           After
                                Application of                   Application of
                                 SFAS No. 158     Adjustments     SFAS No. 158
--------------------------------------------------------------------------------
Deferred tax liability          $       (9,367)            65    $       (9,302)
Other current liabilities               31,751            259            32,010
Other long-term liabilities             30,430          4,320            34,750
Accumulated other
 comprehensive loss             $       (9,493)        (4,459)   $      (13,952)

      The Company's funding policy for the domestic plans is to make contributions in accordance with U.S. laws and regulations. Pension benefits for the Company's defined benefit plans are generally based on employees' years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities. The Company's funding policy for the Japanese plan is to make contributions in accordance with Japanese laws and regulations. The Japanese plan is qualified under Japanese income tax regulations, and the related contributions and premiums are tax deductible.

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

      Benefit payments for the Company's domestic and foreign pension and post retirement plans are expected to be paid as follows:

                                                      Pension     Postretirement
Years Ended January 31,                                Plans          Plans
--------------------------------------------------------------------------------
2008                                                 $   3,358      $     259
2009                                                     3,591            287
2010                                                     3,764            315
2011                                                     3,967            368
2012                                                     4,268            380
2013 - 2017                                          $  25,933      $   1,963

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

      The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended January 31, 2007 and 2006, and a statement of the funded status as of January 31, 2007 and 2006. The measurement dates are December 31, 2006 and 2005.

                                                                     Pension Benefits          Postretirement Benefits
                                                                --------------------------    --------------------------
                                                                   2007           2006 *         2007          2006
------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                      $    77,720    $    72,650    $    4,508    $     4,554
   Service cost                                                       1,841          1,805           178            195
   Interest cost                                                      4,219          4,088           246            253
   Plan amendments                                                       --             --            --           (653)
   Actuarial (gain) loss                                             (2,463)         2,638            (9)           517
   Curtailments                                                          --             --           (36)            --
   Exchange rate adjustment                                             (46)          (194)           --             --
   Benefits paid                                                     (3,643)        (3,267)         (319)          (358)
------------------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                          $    77,628    $    77,720    $    4,568    $     4,508
========================================================================================================================
Change in plan assets:
   Fair value of plan assets at beginning of year                    63,060         64,551            --             --
   Actual return on plan assets                                       3,986          1,002            --             --
   Employer contributions                                                59            894           319            358
   Exchange rate adjustment                                             (25)          (120)           --             --
   Benefits paid                                                     (3,643)        (3,267)         (319)          (358)
------------------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                   $    63,437    $    63,060    $       --    $        --
========================================================================================================================
Reconciliation of funded status:
   Funded status                                                    (14,191)       (14,660)       (4,568)        (4,508)
   Unrecognized actuarial loss                                       25,941         29,670           215            248
   Unrecognized prior service cost                                       53             80           (75)          (122)
   Contributions made after measurement date
     but before the end of the fiscal year                                5              5            --             --
------------------------------------------------------------------------------------------------------------------------
     Net amount recognized
        at measurement date at end of year                      $    11,808    $    15,095    $   (4,428)   $    (4,382)
========================================================================================================================
Amounts recognized in the statement of financial position
consist of:
   Intangible asset                                                      --             80            --             --
   Accumulated other comprehensive Income                            25,994         24,661           139             --
   Contributions made after measurement date                              5              5            --             --
     but before the end of the fiscal year
   Accrued benefit liability                                        (14,191)        (9,651)       (4,567)        (4,382)
------------------------------------------------------------------------------------------------------------------------
     Net amount recognized at end of fiscal year*               $    11,808    $    15,095    $   (4,428)   $    (4,382)
========================================================================================================================

* Reclassified for comparative purposes

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

                                                           Pension Benefits                       Postretirement Benefits
                                                ---------------------------------------    --------------------------------------
                                                   2007          2006          2005          2007          2006          2005
---------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
   Service cost                                 $   1,841    $     1,805    $     1,759    $     178     $     195     $     158
   Interest cost                                    4,219          4,088          3,912          246           253           207
   Expected return on plan assets                  (4,853)        (5,141)        (4,886)          --            --            --
   Amortization of prior service costs                 15             14             18          (27)            8           920
   Recognized actuarial loss/(gain)                 2,112          1,766          1,488            4            --            (2)
   Curtailment                                         12             29             --          (36)           --            --
   Special termination benefit                         --             --              3           --            --            --
---------------------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost                  $   3,346    $     2,561    $     2,294    $     365     $     456     $   1,283
=================================================================================================================================
Weighted-average assumptions
used to determine benefit
obligation as of January 31*:
   Discount rate                                     5.82%          5.52%          5.67%        5.90%         5.60%         5.75%
   Rate of compensation increase***                  4.36%          4.36%          4.36%         N/A           N/A           N/A
Weighted-average assumptions
used to determine net cost for
the periods ended January 31**:
   Discount rate                                     5.52%          5.67%          5.92%        5.60%         5.75%         6.00%
   Expected long-term
     rate of return on plan assets                   7.90%          8.12%          8.36%         N/A           N/A           N/A
   Rate of compensation increase***                  4.36%          4.36%          4.39%        4.45%         4.45%         4.45%

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

      To  develop  the  expected   long-term  rate  of  return  on  plan  assets
assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 8% expected long-term rate of return on plan assets assumption for domestic plans and .5% for the Japanese plan.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

13.   EMPLOYEE BENEFIT PLANS (continued)

      For fiscal year 2007, the accumulated benefit obligation exceeded the plan assets for the four domestic plans and the Japanese plan. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $77,628, $71,707 and $63,437, respectively for fiscal year 2007.

      For fiscal year 2006, the accumulated benefit obligation exceeded the plan assets for the four domestic plans and the Japanese plan. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $77,720, $71,259 and $63,060, respectively for fiscal year 2006.

      The pension plans, domestic and Japanese, have the following asset allocations guidelines, as of their measurement dates:

                                                       Actual Percentage of Plan
                                                        Assets at December 31,
                                                       -------------------------
                                                           2006         2005
--------------------------------------------------------------------------------
ASSET CATEGORY
Equity Securities -- Domestic                              30.50%       30.90%
Equity Securities -- International                         10.90%       10.70%
--------------------------------------------------------------------------------
   Total                                                   41.40%       41.60%
================================================================================
Debt Securities                                            49.40%       49.30%
Other                                                       9.20%        9.10%
--------------------------------------------------------------------------------
   Total                                                  100.00%      100.00%
================================================================================

      The  Pension  Plans'   investment  policy  includes  the  following  asset
allocations guidelines:

                                                        Domestic      Japanese
                                                         Plans          Plans
                                                         Policy        Policy
                                                        Target *      Target **
--------------------------------------------------------------------------------
ASSET CLASS
Fixed Income                                              51.00%          0.00%
Domestic Income                                           31.00%          0.00%
International Equity                                      10.00%          0.00%
Other *                                                    8.00%        100.00%

      * A small percentage of the largest pension plan assets are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

      ** The plan assets of the Japanese pension plan are invested in the general assets of a Japanese insurance company. The investment profile of the Japanese insurance company is 60% to 80% debt securities, 5% to 20% equity securities, a maximum of 10% real estate and a maximum of 30% other.

      The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets. Equity securities - Domestic include Company common stock in the amounts of $1,258 (2.0% of total domestic plan assets) and $2,023 (3.3% of total domestic plan assets) at December 31, 2006 and 2005, respectively.

      In fiscal year 2008 the Company expects to make required contributions totaling approximately $1,917 to one of its domestic pension plans and to make contributions of approximately $63 to the Japanese plan.

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

      Equity investments for the domestic plans are diversified among individual securities, industries and economic sectors. International equity investments are also diversified by country. Most securities held are issued by companies with large market capitalizations. Investment in the Company's stock is permissible up to a maximum of 10% at the time of investment. For the Japanese plan, a majority of the equity securities held by the Japanese insurance company are invested in mature industries and companies with long operating histories and with market capitalization of at least $1,000. Only securities traded on national public markets in industrial nations are eligible for the Japanese plan.

      Certain employees are eligible to participate in various defined contribution retirement plans. The Company's contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees' earnings. The Company's expense was $1,382, $1,490 and $1,577 for the years ended January 31, 2007, 2006 and 2005, respectively.

      The Company has Supplemental Executive Retirement Plans ("SERP"s) that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $424, $389 and $767 for the years ended January 31, 2007, 2006 and 2005, respectively. The liability for these plans was $4,140 and $3,873 as of January 31, 2007 and 2006, respectively, and was included in other liabilities.

      The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company's Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a `rabbi trust') accounts. The Company follows the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested." The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with GAAP for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2007 and 2006, the liability for the Company's Deferred Compensation Plan was $700 and $718, respectively, and was included in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

14.   GOODWILL AND ASSET IMPAIRMENTS

      During the fiscal years 2007, 2006 and 2005, the Company identified facts suggesting that long-lived assets and goodwill within each of its operating divisions may be impaired. As a result, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company first completed an assessment of its long-lived assets within the various asset groupings and determined that the carrying value of its long-lived assets within those identified asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assessed the carrying value of its goodwill by division using the two-step, fair-value based test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed to determine if the implied fair value of the goodwill was less than the carrying amount. An income approach was utilized to determine the fair value of the reporting unit.

      The  following  table  summarizes  goodwill  and  asset  impairments,   by
division, for fiscal years 2007, 2006 and 2005.

                                     Standby       Power        Motive
                                      Power     Electronics      Power        Total
---------------------------------------------------------------------------------------
Fiscal Year 05
---------------------------------------------------------------------------------------
Asset impairment                    $   6,407   $        --    $   3,195    $    9,602
Impairment of intangible assets            --           464           --           464
Impairment of goodwill                               74,233           --        74,233
---------------------------------------------------------------------------------------
                                    $   6,407   $    74,697    $   3,195    $   84,299
=======================================================================================
Fiscal Year 06
---------------------------------------------------------------------------------------
Asset impairment                    $      --   $     2,161    $   2,641    $    4,802
Impairment of intangible assets            --        20,045           --        20,045
Impairment of goodwill                     --        13,674           --        13,674
---------------------------------------------------------------------------------------
                                    $      --   $    35,880    $   2,641    $   38,521
=======================================================================================
Fiscal Year 07
---------------------------------------------------------------------------------------
Asset impairment                    $     985   $        --    $      --    $      985
Impairment of goodwill                      -        13,947           --        13,947
---------------------------------------------------------------------------------------
                                    $     985   $    13,947    $      --    $   14,932
=======================================================================================

      During fiscal years 2007, 2006 and 2005 the Company identified circumstances suggesting that goodwill within the Power Electronics Division may be impaired. Consequently, the Company recorded pre-tax charges of $13,947, $13,674 and $74,233 in fiscal years 2007, 2006 and 2005, respectively.

      During the fourth quarter of fiscal year 2007, the company recorded a pre-tax impairment charge within the Standby Power Division of $985 related to one of its manufacturing facilities. The impairment charge resulted from the Company's decision to close the facility and the identification of equipment which would not be relocated to other facilities. These charges were included in the cost of sales on the consolidated statement of operations.

      During fiscal years 2005 and 2006, the Company recorded pre-tax impairment charges within the Motive Power Division, related to its Huguenot, New York Facility, of $3,195 and $2,641, respectively. These charges were included in the cost of sales on the Consolidated Statement of Operations. During fiscal year 2005, the Company recorded pre-tax impairment charges within the Standby Power Division of $6,407. These charges were included in the cost of sales on the consolidated statement of operations. These impairment charges were primarily related to the equipment associated with the HD product line in Leola and the V-Line products manufactured in Huguenot. In general, older, excess and/or immovable manufacturing equipment was replaced by more modern production equipment located in the Company's Reynosa, Mexico facility. The Leola impairment charge also included certain equipment related to the Round Cell product line, for which sales have declined as a result of being displaced by the Company's other flooded products manufactured at another facility.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

14.   GOODWILL AND ASSET IMPAIRMENTS (continued)

      In fiscal year 2006, the Company recorded a pre-tax charge of $2,161 related to the fixed assets at its Tucson location and $20,045 of intangible assets for PED. The charges were included in cost of sales and operating expenses, respectively.

      In fiscal year 2005, it was determined that an impairment existed with respect to certain intellectual property of the Power Electronics Division, due to a decline in financial projections of certain products. As a result, the Company recorded a pre-tax non-cash impairment charge of $464, included in research and development expense in fiscal year 2005.

15.   RESTRUCTURING

      During fiscal year 2007, the Company has initiated and implemented organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant costs.

      On April 6, 2006, the Company announced the closure of its Motive Power Manufacturing facility in Huguenot, New York, and the transfer of production to Reynosa, Mexico. As a result of this decision, the Company recorded severance accruals in fiscal years 2007 and 2006 of $441 and $168, respectively, in its consolidated statements of operations. These charges relate to work force reductions of approximately 136 employees.

      On October 31, 2006, the Company announced the closure of its Power Electronic Division design facility in Milwaukie, Oregon, and the centralization of its activities into the Company's operations in Mansfield, Massachusetts, and Toronto, Canada. The Company recognized severance charges of $714 in fiscal year 2007. These charges relate to work force reductions of approximately 80 employees. As a result of this decision, the Company abandoned its design facility in Milwaukie, Oregon, during the fourth quarter of fiscal year 2007 and has no plans to occupy this facility in the foreseeable future. Under the terms of the lease, the Company is obligated for rent and other costs associated with this lease, at an annual cost of approximately $600, until March 31, 2010. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a charge to earnings to recognize the costs of exiting this facility of $874, which equal to the total amount of rent and other direct costs, net of estimated sub-lease income, for the remaining period of the lease.

      During the fourth quarter of fiscal year 2007, the Company recorded severance charges of $2,387 in its financial statements within its Standby Power Division. These charges relate to workforce reduction of approximately 223 employees at our joint venture in China.

      On April 16, 2007 the Company announced its decision to close its Standby Power Division manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. As a result of this action, the Company recorded severance charges of $245 in its financial statements for fiscal year 2007. These charges were included in the cost of sales on the consolidated statement of operations. Additional severance costs associated with this action are expected to be recorded during fiscal year 2008.

      A reconciliation of the beginning and ending liability and related activity is shown below.

                        Balance at                                  Balance at
                        January 31,    Provision                    January 31,
                           2006        Additions    Expenditures       2007
--------------------------------------------------------------------------------

Severance               $       168        4,537           3,968    $       737
Other employee costs             --           63              63             --
Closure costs                    --          886              12            874
--------------------------------------------------------------------------------
Total                   $       168    $   5,486    $      4,043    $     1,611
================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

16.   QUARTERLY FINANCIAL DATA (unaudited)

      Quarterly financial data for the years ended January 31, 2007 and 2006, follow:

                                                             First       Second       Third         Fourth
Year Ended January 31, 2007                                 Quarter     Quarter       Quarter       Quarter
--------------------------------------------------------------------------------------------------------------
Net sales                                                 $  129,167   $  132,430   $   130,707   $   132,276
Gross profit                                                  18,677       23,651        18,012        13,245
Operating (loss) income                                       (3,959)         633       (17,486)       (7,759)
Net loss                                                      (8,658)      (3,607)      (21,701)      (12,108)
Net loss per common share - basic and diluted                  (0.34)       (0.14)        (0.85)        (0.47)

      During the fourth quarter of fiscal year 2007, the Company recorded severance, environmental and other closure costs of approximately $1,900 associated with exiting its manufacturing facility in Conyers, Georgia. The Company recorded a charge to earnings of $874 to recognize the costs of exiting its manufacturing facility in Milwaukie, Oregon. Additionally, the Company recorded severance charges of $2,387 related to its manufacturing facilities in Shanghai, China, due to workforce reductions. These charges were included in the cost of goods sold in its consolidated financial statements of operations.

      During the third quarter of fiscal year 2007, the Company identified circumstances suggesting that goodwill within the Power Electronics Division may be impaired. These circumstances included a decision made by the Company to evaluate strategic alternatives for the Power Electronics Division, including the possible sale of the business. In accordance with SFAS No. 142 , "Goodwill and Other Intangible Assets", the Company determined that the carrying value of its goodwill within the Power Electronic Division exceeded its fair value. The fair value was calculated using a combination of the income and market approach. As a result of the impairment test, the Company recorded a pre-tax charge of $13,947 related to goodwill.

                                                            First        Second        Third        Fourth
Year Ended January 31, 2006                                Quarter      Quarter       Quarter       Quarter
--------------------------------------------------------------------------------------------------------------
Net sales                                                 $  122,821   $  123,076   $   126,966   $   124,544
Gross profit                                                  21,751       23,437        17,799        19,921
Operating (loss) income                                       (1,141)       2,781       (37,831)       (1,560)
Net (loss) income                                             (1,709)       1,050       (59,983)          (20)
Net (loss) income per common share - basic and diluted         (0.07)        0.04         (2.36)         0.00

      The results for the third quarter of fiscal year 2006 included pre-tax charges for impairment of identifiable intangible assets, goodwill and fixed assets of $20,045, $13,674 and $2,161 due to the existence of recurring realized and anticipated operating results below forecasted results in the PED. The results for the fourth quarter of fiscal year 2006 included pre-tax charges for impairment of fixed assets of $2,641 at the Company's Huguenot, New York facilities, and a reversal of $3,504 for environmental reserves as a result of revised estimates associated with two of its facilities that had been accrued in the third quarter of fiscal year 2005.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

17.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

      The Company has the following three reportable business segments:

      The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supplies, cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television signal powering, corporate data center powering and computer network backup for use during power outages.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the years ended January 31, 2007, 2006 and 2005, is shown below:

                                           Standby         Power        Motive
Year Ended January 31, 2007                 Power       Electronics      Power      Consolidated
-------------------------------------------------------------------------------------------------
Net sales                                 $ 279,126     $   186,749    $  58,705    $    524,580
Gross profit                              $  34,854     $    35,473    $   3,258    $     73,585
Operating income (loss)                   $   3,763     $   (22,024)   $ (10,310)   $    (28,571)

Year Ended January 31, 2006
-------------------------------------------------------------------------------------------------
Net sales                                 $ 256,272     $   186,305    $  54,830    $    497,407
Gross profit                              $  43,158     $    38,678    $   1,072    $     82,908
Operating income (loss)                   $  12,640     $   (40,521)   $  (9,870)   $    (37,751)

Year Ended January 31, 2005
-------------------------------------------------------------------------------------------------
Net sales                                 $ 245,794     $   111,546    $  57,398    $    414,738
Gross profit                              $  37,384     $    30,757    $  (1,483)   $     66,658
Operating income (loss)                   $   9,211     $   (71,703)   $ (11,668)   $    (74,160)

      For the year ended January 31, 2007, PED recorded non-cash pre-tax charges for impairment of goodwill of $13,947.

      For the year ended January 31, 2006, PED recorded non-cash pre-tax charges for impairment of identifiable intangible assts, goodwill and fixed assets of $20,045, 13,674 and $2,161. Motive Power Division recorded an impairment of fixed assets of $2,641.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

17.   OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (continued)

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

      Summarized financial information related to the geographic areas in which the Company operated at January 31, 2007, 2006 and 2005, and for each of the years then ended is shown below:

Years Ended January 31,                      2007         2006           2005
--------------------------------------------------------------------------------
Net sales*:
   United States                          $ 333,413     $ 331,081     $ 305,742
   Other countries                          191,167       166,326       108,996
--------------------------------------------------------------------------------
     Consolidated totals                  $ 524,580     $ 497,407     $ 414,738
================================================================================
Long-lived assets:
   United States                          $  52,855     $  59,139     $  93,796
   China                                     31,398        15,627        14,862
   Mexico                                    15,654        15,062        15,121
   Other countries                            2,586         2,721         2,732
--------------------------------------------------------------------------------
     Consolidated totals                  $ 102,493     $  92,549     $ 126,511
================================================================================

* Net sales by geographic area is determined by the location of the customer.

18.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,                                   2007           2006
--------------------------------------------------------------------------------
Balance at beginning of year                            $   7,630     $   8,303
Current year provisions                                     7,296         6,429
Expenditures                                               (6,908)       (7,098)
Effect of foreign currency translation                         15            (4)
--------------------------------------------------------------------------------
   Balance at end of year                               $   8,033     $   7,630
================================================================================

      As of January 31, 2007, accrued warranty obligations of $8,033 include $ 3,163 in current liabilities and $ 4,870 in other liabilities. As of January 31, 2006, accrued warranty obligations of $7,630 include $4,020 in current liabilities and $3,610 in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

Years Ended January 31,                                         2007        2006
-----------------------------------------------------------------------------------
Cumulative translation adjustment                             $  6,058    $  5,358
Accumulated net unrealized holding gain on derivatives           5,986       7,427
Adjustment to initially apply defined benefit plan standard     (4,459)         --
Minimum pension liability adjustment                           (21,537)    (24,661)
-----------------------------------------------------------------------------------
   Total accumulated other comprehensive loss                 $(13,952)   $(11,876)
===================================================================================

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
               for the years ended January 31, 2007, 2006 and 2005
                             (Dollars in thousands)

                                                  Additions/(Reductions)    Additions
                                     Balance at         Charged to          Charged to                                   Balance at
                                     Beginning           Costs &              Other         Translation    Deductions       End
                                     of Period           Expenses            Accounts       Adjustments       (a)        of Period
------------------------------------------------------------------------------------------------------------------------------------
Deducted from Assets

Valuation allowance for deferred
 tax assets:
Year ended January 31, 2007          $   22,817   $               17,356    $    1,147      $      (487)   $       --    $   40,833
Year ended January 31, 2006               1,538                   14,265         7,014 (b)           --            --        22,817
Year ended January 31, 2005               1,097                      855            --               --           414         1,538

________________________
(a) Amounts written-off, net of recoveries and reserve reversals.

(b) Additions totaling $7,014 were charged to Other Comprehensive Income.