Form 10-Q
period 2007-04-30
C&D TECHNOLOGIES INC
filed 2007-06-08
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2007.

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      Number of shares of the Registrant's Common Stock outstanding on April 30, 2007: 25,650,620

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I     FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - April 30, 2007 and January 31, 2007               3

           Consolidated Statements of Operations - Three Months Ended
           April 30, 2007 and 2006                                                         5

           Consolidated Statements of Cash Flows - Three Months Ended
           April 30, 2007 and 2006                                                         6

           Consolidated Statements of Comprehensive Income -
           Three Months Ended April 30, 2007 and 2006                                      8

           Notes to Consolidated Financial Statements                                      9

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      21

Item 3     Quantitative and Qualitative Disclosures about Market Risk                     26

Item 4     Controls and Procedures                                                        26

Part II    OTHER INFORMATION

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds                    27

Item 4     Submission of Matters to a Vote of Security Holders                            27

Item 6     Exhibits                                                                       28

SIGNATURES                                                                                29

EXHIBIT INDEX                                                                             30

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                 April 30,   January 31,
                                                                   2007          2007
========================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                      $  13,594   $    12,596
  Accounts receivable, less allowance for doubtful accounts
    of $1,789 and $1,869                                            88,947        84,241
  Inventories                                                       83,169        88,229
  Deferred income taxes                                                195           134
  Prepaid taxes                                                      2,527         2,634
  Other current assets                                               6,921         7,082
----------------------------------------------------------------------------------------
    Total current assets                                           195,353       194,916

Property, plant and equipment, net                                  97,405       100,815
Deferred income taxes                                                  638           531
Intangible and other assets, net                                    36,483        35,429
Goodwill                                                            68,692        68,520
----------------------------------------------------------------------------------------
   TOTAL ASSETS                                                  $ 398,571   $   400,211
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                $   6,289   $     6,498
  Accounts payable                                                  54,124        54,215
  Book overdrafts                                                    1,828         2,310
  Accrued liabilities                                               22,618        21,910
  Other current liabilities                                         11,199        32,010
----------------------------------------------------------------------------------------
    Total current liabilities                                       96,058       116,943

Deferred income taxes                                               10,502         9,155
Long-term debt                                                     155,595       147,925
Other liabilities                                                   36,073        34,750
----------------------------------------------------------------------------------------
    Total liabilities                                              298,228       308,773
----------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                           April 30,     January 31,
                                                                             2007           2007
====================================================================================================
Commitments and contingencies (see Note 8)

Minority interest                                                             12,150          7,548

Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares authorized;
    29,042,467 and 29,040,960 shares issued; 25,650,620 and
    25,649,424 shares outstanding, respectively                                  290            290
  Additional paid-in capital                                                  74,306         74,188
  Treasury stock, at cost, 3,391,847 and 3,391,536 shares, respectively      (47,111)       (47,110)
  Accumulated other comprehensive loss                                       (13,944)       (13,952)
  Retained earnings                                                           74,652         70,474
---------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                88,193         83,890
---------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 398,571      $ 400,211
====================================================================================================

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                            Three months ended
                                                                 April 30,
                                                             2007         2006
================================================================================
NET SALES                                                 $ 130,809    $ 129,167
COST OF SALES                                               111,252      108,454
--------------------------------------------------------------------------------
GROSS PROFIT                                                 19,557       20,713

OPERATING EXPENSES:
Selling, general and administrative expenses                 17,088       17,232
Research and development expenses                             5,773        7,440
Gain on sale of Shanghai, China plant                       (15,162)          --
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                      11,858       (3,959)
--------------------------------------------------------------------------------
Interest expense, net                                         2,708        3,028
Other (income) expense, net                                    (161)         315
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST       9,311       (7,302)
Provision for income taxes                                    2,209        1,570
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                        7,102       (8,872)
Minority interest                                             4,528         (214)
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $   2,574    $  (8,658)
================================================================================
Net Income (loss) per common share - basic                $    0.10    $   (0.34)
================================================================================
Net Income (loss) per common share - diluted              $    0.10    $   (0.34)
================================================================================
Dividends per share                                              --    $ 0.01375
--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                      Three months ended
                                                                          April 30,
                                                                      2007         2006
=========================================================================================
Cash flows from operating activities:
  Net Income (loss)                                                $   2,574    $  (8,658)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Minority interest                                                    4,528         (214)
  Share-based compensation                                               110           50
  Depreciation and amortization                                        4,553        4,694
  Amortization of debt acquisition costs                                 386          280
  Deferred income taxes                                                1,190        1,218
  Gain on disposal of assets                                         (15,440)         (11)
  Changes in assets and liabilities:
    Accounts receivable                                               (7,241)      (5,498)
    Inventories                                                        5,353       (2,741)
    Other current assets                                                (682)       3,306
    Accounts payable                                                  (2,239)         567
    Accrued liabilities                                                  589          480
    Income taxes payable                                                (348)        (567)
    Other current liabilities                                           (740)        (268)
    Other liabilities                                                  1,663        3,701
    Other long-term assets                                               154          (88)
    Other, net                                                          (570)      (1,567)
-----------------------------------------------------------------------------------------
      Net cash used in operating activities                           (6,160)      (5,316)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                        (2,039)      (3,478)
  Proceeds from disposal of property, plant and equipment              2,422           18
-----------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                  383       (3,460)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of debt                                                     (221)        (270)
  Proceeds from new borrowings                                         7,597        8,507
  (Decrease) increase  in book overdrafts                               (482)         324
  Financing cost of long term debt                                      (313)        (627)
  Proceeds from exercise of stock options                                 --          695
  Purchase of treasury stock                                              (2)          --
-----------------------------------------------------------------------------------------
    Net cash provided by financing activities                          6,579        8,629
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents             196          393
-----------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    998          246
Cash and cash equivalents, beginning of period                        12,596       25,693
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $  13,594    $  25,939
-----------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                            Three months ended
                                                                                 April 30,
                                                                              2007      2006
==============================================================================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Increase in property, plant and equipment acquisitions in accounts payable   $ 2,052   $   220
Dividend declared, but not paid.                                             $    --   $   352


        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                   April 30,
                                                                               2007        2006
   ==============================================================================================
   NET INCOME (LOSS)                                                         $  2,574    $ (8,658)
   Other comprehensive income (loss), net of tax:
     Net unrealized loss on derivative instruments                               (734)     (4,153)
     Adjustment to recognize pension liability and net periodic pension cost      439          --
     Foreign currency translation adjustments                                     303         254
   ----------------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                         $  2,582    $(12,557)
   ----------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS

      The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K dated April 16, 2007.

      Effective February 1, 2007, the Company has begun classifying certain costs, which were previously classified as cost of sales, as selling, general and administrative expenses. For comparative purposes, the three months ended April 30, 2006, has been revised to classify $2,036 of such costs as selling, general and administrative expenses which were previously classified as cost of sales.

2.    STOCK-BASED COMPENSATION

      The Company granted 279,334 and 13,000 stock option awards during the three months ended April 30, 2007 and 2006, respectively. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, the Company recorded $64 and $50 of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three months ended April 30, 2007 and 2006, respectively. The impact on earnings per share for the three months ended April 30, 2007 and 2006 was less than $0.01.

      On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 of performance shares to selected executives and other key employees under the Company's 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. Compensation expense associated with restricted stock in the three months ended April 30, 2007, was $28. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. Compensation expense associated with performance shares in the three months ended April 30, 2007 was $18. There were no restricted stock awards or performance shares granted in prior periods.

      The following table summarizes information about the stock options outstanding at April 30, 2007:

                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -------------------------------------   -------------------------------------
                                         Weighted-
                                          Average     Weighted-                  Weighted-    Weighted-
                                         Remaining     Average                    Average      Average
           Range of         Number      Contractual   Exercise      Number      Contractual   Exercise
       Exercise Prices    Outstanding      Life         Price     Exercisable      Life         Price
      =================================================================================================
       $  4.89 - $  7.21      697,684    8.2 Years     $  6.08       338,484     8.1 Years     $  6.83
       $  7.81 - $  9.18      564,385    8.8 Years     $  8.06       555,384     8.7 Years     $  8.06
       $  9.80 - $ 14.50      241,824    5.3 Years     $ 11.32       241,824     5.3 Years     $ 11.32
       $ 14.94 - $ 22.31      974,644    5.1 Years     $ 18.81       970,944     5.1 Years     $ 18.82
       $ 26.76 - $ 37.28      228,360    3.9 years     $ 33.01       228,360     3.9 Years     $ 33.01
       $ 48.44 - $ 55.94       48,700    3.2 Years     $ 54.41        48,700     3.2 Years     $ 54.41
      ------------------------------------------------------------------------------------------------
             Total          2,755,597    6.5 Years     $ 14.53     2,383,696     6.2 Years     $ 15.94
      ------------------------------------------------------------------------------------------------

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

      The fair value of stock options granted during the three months ended April 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

                  Three months ended April 30,       2007             2006
                  -------------------------------------------------------------
                  Risk-free interest rate         4.45%-4.78%      4.66%-4.97%
                  Dividend yield                      0%           0.60%-0.66%
                  Volatility factor              49.25%-49.30%    47.51%-54.25%
                  Expected lives                  5-5.5 Years       5-6 Years

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position and results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position and results of operations.

      In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity's accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-03 did not have a material impact on the Company's financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is evaluating the requirements of SFAS No. 159 and has not yet determined the impact on its financial statements.

4.    INVENTORIES

      Inventories consisted of the following:

                                                         April 30,   January 31,
                                                           2007         2007
      ==========================================================================
      Raw materials                                      $  33,227    $  34,189
      Work-in-process                                       15,387       16,089
      Finished goods                                        34,555       37,951
      -------------------------------------------------------------------------
      Total                                              $  83,169    $  88,229
      -------------------------------------------------------------------------

5.    OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

      During fiscal year 2005, the Company received $15,547 (which was included in other current liabilities at January 31, 2007) from the Chinese government as partial payment for the Company's old joint venture battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment, along with a final payment of $1,850 received during the first quarter of fiscal year 2008, was recognized as income, net of the book value of assets disposed and other exit costs, when the old facility was transferred to the Chinese government during the first quarter of fiscal year 2008. During the first quarter of fiscal 2008 the Company recognized a gain of $15,162 on this transaction.

      Deferred revenue of $2,056 and $3,855 is included in other current liabilities as of April 30, 2007 and January 31, 2007 respectively. Deferred revenue of $5,978 and $5,816 is included in other liabilities as of April 30, 2007 and January 31, 2007, respectively.

6.    INCOME TAXES

      Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted the provision of Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

      As a result of the implementation of FIN No. 48, the Company decreased the liability for net unrecognized tax benefits by $1,604 and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $1,604. The total amount of gross unrecognized tax benefits as of the date of adoption was $932, which if recognized, approximately $530 would be recorded as a benefit to income taxes on the statement of operations, therefore, would impact the effective tax rate. The Company recognized $233 of previously unrecognized tax benefits as a discrete item in the first quarter of fiscal year 2008 as the result of the expiration of the statute of limitation with respect to a jurisdiction for which it had taken a benefit for an uncertain tax position on a filed return.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Company's policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated financial statements of income did not change as a result of implementing the provisions of FIN No. 48. As of the date of adoption of FIN No. 48, the Company had accrued $120 for the payment of interest and penalties relating to unrecognized tax benefits. Interest of $123 was included as part of the increase to retained earnings as a result of adoption of FIN No. 48.

      The Company files U.S. federal, state and foreign tax returns. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2005. With few exceptions the Company is no longer subject to state or foreign examinations for years prior to fiscal year 2002. The total amount of gross unrecognized tax benefits was $764 as of April 30, 2007.

      Due to the Company's federal, state and foreign net operating loss carryforwards, any future adjustments to the unrecognized tax benefit will have an immaterial impact on the Company's effective tax rate due to the valuation allowance, which fully offsets the tax benefit related to the net operating losses. The Company does not expect its unrecognized tax benefit to change significantly during the next twelve months.

                                                         Three months ended
                                                              April 30,
      Years Ended January 31,                            2007         2006
      =======================================================================
      Provision for income taxes                       $   2,209    $   1,570
      Effective income tax rate                             23.7%       (21.5)%

      Effective  tax rates were 23.7% and  (21.5%)  for the three  months  ended
April 30, 2007 and 2006, respectively. Tax expense in the three months ended April 30, 2007 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss, in addition to the local tax exemption on proceeds received related to the relocation of the Shanghai facility. In the jurisdictions where the Company incurred a loss, the Company recorded an increase to its valuation allowance. The U.S. tax impact from the involuntary conversion gain of our facilities in China, was offset by a decrease in our valuation allowance and was treated as a discrete event during the first quarter of fiscal year 2008.

7.    EARNINGS PER SHARE

      Basic earnings per common share was computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock awards using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The following table sets forth the computation of basic and diluted earnings (losses) per common share:

                                                                           Three months ended
                                                                                April 30,
                                                                           2007           2006
==================================================================================================
Numerator:
 Numerator for basic earnings (losses) per common share                $      2,574   $     (8,658)
Effect of dilutive securities:                                                   --
 Interest expense on Convertible Notes                                        1,781             --
                                                                      ----------------------------
Numerator for diluted earnings (losses) per common share               $      4,355   $     (8,658)
                                                                      ============================


Denominator:
Denominator for basic earnings per common share- weighted average
 common share                                                            25,650,623     25,484,971
Effect of dilutive securities:
 Convertible Notes                                                       20,120,932             --
 Employee stock awards                                                           31             --
 Employees stock options                                                        102             --
                                                                      ----------------------------
Dilutive potential common shares                                         20,121,065             --
Denominator for diluted earnings per common share- adjusted weighted
 average common shares and assumed conversions                           45,771,688     25,484,971
                                                                      ----------------------------
Basic earnings (losses) per common share                               $       0.10   $      (0.34)
                                                                      ----------------------------
Diluted earnings (losses) from common share                            $       0.10   $      (0.34)
                                                                      ----------------------------

      During the three months ended April 30, 2007, there were 2,479,597 outstanding employee stock options that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

      The dilutive effect of stock options outstanding at April 30, 2006 was not included in the calculation of diluted loss per share for the three months period ended April 30, 2006, because to do so would have had an anti-dilutive effect, as the Company had a net loss in that period. The weighted average number of shares excluded from the diluted loss per share computation was 135,668 for the three months period ended April 30, 2006. Additionally, 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for the three months ended April 30, 2006, because their effect would reduce the loss per share.

8.    CONTINGENT LIABILITIES

Legal

      In January 1999, the Company received notification from the U.S. Environmental Protection Agency ("EPA") of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice ("DOJ") through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered and the Company paid the Consent Decree during the fourth quarter of fiscal year 2007. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

facility. The Consent Decree further requires certain National Pollution Discharge Elimination System ("NPDES") compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree. The Company does not expect that the Consent Decree will have a material adverse effect on its business, financial condition or results of operations.

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

      Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, the Company and several other potentially responsible parties ("PRP"s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States EPA Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries, Inc. ("NL") site in Pedricktown, New Jersey. In April 2002, one of the original PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including the Company, for which the Company's allocated share rose from 5.25% to 7.79%.

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

      The Company is aware of the existence of contamination at its former Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation ("NYSDEC") on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by a previous owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision ("ROD") for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

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

      In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company's Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company's property. EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act ("RCRA") corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to EPA. EPA thereafter notified the Company that EPA also wanted it to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. A Current Conditions Report, detailing potential areas for investigation, has been completed for the Attica site and submitted to the EPA. The scope of any potential exposure is not defined at this time.

      The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company completed remediation of on-site lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties settled the litigation in March 2007, with the Company agreeing to purchase a parcel of land between its property and plaintiff's property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff's property.

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of April 30, 2007 and January 31, 2007, accrued environmental reserves totaled $1,865 and $2,192, respectively, consisting of $1,142 and $1,469 in other current liabilities and $723 and $723 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

      The Power Electronics Division manufactures and markets custom, standard and modified-standard electronic power supply systems, including DC to DC converters, for large Original Equipment Manufacturers ("OEM"s) of telecommunications and networking equipment, as well as office and industrial equipment. In addition, as a result of recent acquisitions, the division also manufactures power conversion products sold into military and CATV applications as well as digital panel meters and data acquisition components.

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

      Summarized  financial   information  related  to  the  Company's  business
segments for the three months ended April 30, 2007 and 2006, is shown below. All sales between business segments have been eliminated.

                                           Standby       Power        Motive
      Three months ended April 30, 2007   Power (1)   Electronics     Power      Consolidated
      =======================================================================================
      Net sales                           $  75,643     $  42,345    $ 12,821    $    130,809
      Gross profit                        $   9,936     $   8,100    $  1,521    $     19,557
      Operating income (loss)             $  15,930     $  (1,712)   $ (2,360)   $     11,858

      Three months ended April 30, 2006
      =======================================================================================
      Net sales                           $  66,711     $  47,688    $ 14,768    $    129,167
      Gross profit                        $   9,739     $   9,507    $  1,467    $     20,713
      Operating income (loss)             $     605     $  (2,594)   $ (1,970)   $     (3,959)

(1) Standby Power operating income in the three months ended April 30, 2007 includes a $15,162 gain on the sale of the Company's old Shanghai, China plant.

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

                                                  April 30,                 January 31,
                                                    2007                       2007
                                         -------------------------   ------------------------
                                          Carrying                    Carrying
                                           Amount      Fair Value      Amount     Fair Value
      =======================================================================================
      Commodity hedges                    $  4,312       $ 4,312       $ 4,890      $ 4,890
      Foreign exchange hedges             $   (273)      $  (273)      $   117      $   117
      ---------------------------------------------------------------------------------------

      The commodity forwards are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income and released to earnings in the period the hedged item is recognized.

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

11.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                          Three months ended
                                                               April 30,
                                                           2007         2006
      =========================================================================
      Balance at beginning of period                     $   8,033    $   7,630
      Current year provisions                                2,000        1,665
      Expenditures                                          (1,416)      (1,656)
      Effect of foreign currency translation                     1            3
      -------------------------------------------------------------------------
      Balance at end of period                           $   8,618    $   7,642
      -------------------------------------------------------------------------

      As of April 30, 2007, accrued warranty obligations of $8,618 include $3,388 in current liabilities and $5,230 in other liabilities. As of January 31, 2007, accrued warranty obligations of $8,033 include $3,163 in current liabilities and $4,870 in other liabilities.

12.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

      The Company follows SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

                                                  Pension Benefits         Postretirement Benefits
                                                 ------------------        -----------------------
                                                 Three months ended          Three months ended
                                                      April 30,                   April 30,
                                                   2007       2006             2007       2006
      ==========================================================================================
      Components of net periodic benefit cost:
        Service cost                             $   460    $   475          $    38    $    50
        Interest cost                              1,102      1,051               65         63
        Expected return on plan assets            (1,219)    (1,213)              --         --
        Amortization of prior service costs            3          3               (5)        (7)
        Recognized actuarial loss/(gain)             439        519               (1)        --
      ------------------------------------------------------------------------------------------
      Net periodic benefit cost                  $   785    $   835          $    97    $   106
      ------------------------------------------------------------------------------------------

      The Company estimates that it will be required to make contributions of approximately $1,700 to its U.S. pension plan for fiscal year 2008. The Company made a contribution of $33 to its Japanese pension in the first quarter of fiscal year 2008. The Company plans to make additional contributions of approximately $100 to its Japanese plan during fiscal year 2008. The Company also expects to make contributions totaling approximately $285 to the two Company sponsored postretirement benefit plans during fiscal year 2008.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

13.   RESTRUCTURING

      During fiscal year 2007, the Company has implemented organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant costs.

      On April 6, 2006, the Company announced the closure of its Motive Power manufacturing facility in Huguenot, New York, and the transfer of production to Reynosa, Mexico. As a result of this decision, the Company recorded severance accruals in the three months ended April 30, 2006 of $168, in its consolidated statements of operations. These charges relate to work force reductions of approximately 136 employees. All cash payments were completed by April 30, 2007.

      On October 31, 2006, the Company announced the closure of its Power Electronic Division design facility in Milwaukie, Oregon, and the centralization of its activities into the Company's operations in Mansfield, Massachusetts, and Toronto, Canada. The Company recognized severance charges of $714 in fiscal year 2007. These charges relate to work force reductions of approximately 80 employees. As a result of this decision, the Company abandoned its design facility in Milwaukie, Oregon, during the fourth quarter of fiscal year 2007 and has no plans to occupy this facility in the foreseeable future. Under the terms of the lease, the Company is obligated for rent and other costs associated with this lease, at an annual cost of approximately $600, until March 31, 2010. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a charge to earnings to recognize the costs of exiting this facility of $874, which is equal to the total amount of rent and other direct costs, net of estimated sub-lease income, for the remaining period of the lease. As of April 30, 2007, the Company's liability for rent and other direct costs, net of estimated sub-lease income, was $753.

      During the fourth quarter of fiscal year 2007, the Company recorded severance charges of $2,387 in its financial statements within its Standby Power Division. These charges relate to workforce reduction of approximately 223 employees at our joint venture in China. All employee termination and cash payments were completed by April 30, 2007.

      On April 16, 2007 the Company announced its decision to close its Standby Power Division manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. As a result of this action, the Company recorded severance charges of $218 in its financial statements during the first quarter of fiscal year 2008. . These charges were included in the cost of sales on the consolidated statement of operations. Additional severance charges of approximately $350 are expected to be incurred in the second and third quarter of fiscal year 2008. Additionally, approximately $1,700 is expected to be incurred during the second and third quarters of fiscal year 2008, related to the relocation of certain equipment from Conyers to Leola and other closure costs.

      A reconciliation of the beginning and ending liability and related activity is shown below.

                                    Balance at                                Balance at
                                    January 31,   Provision                    April 30,
                                       2007       Additions    Expenditures      2007
      ==================================================================================
      Severance                      $    737      $    218      $    459      $    496
      Closure costs                       874            --           121           753
      ----------------------------------------------------------------------------------
      Total                          $  1,611      $    218      $    580      $  1,249
      ----------------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2.

      Three Months Ended April 30, 2007, compared to Three Months Ended April 30, 2006

      Within the following discussion, unless otherwise stated, "quarter" and "three-month" period" refer to the first quarter of fiscal year 2008. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

      Net sales in the first quarter of fiscal year 2008 increased $1,642 or 1% to $130,809 from $129,167 in the first quarter of fiscal year 2007. This increase resulted from higher sales in the Standby Power Division while sales were lower in the Power Electronics Division and the Motive Power Division.
Sales in the Standby Power Division increased $8,932 or 13%. Primarily due to increased pricing. Power Electronics Division and Motive Power Division sales decreased $5,343 or 11% and $1,947 or 13%, respectively primarily as a result of lower volume compared to the first quarter of fiscal year 2007.

      Gross profit in the first quarter of fiscal year 2008 decreased $1,156 or 6% to $19,557 from $20,713. Margins decreased slightly from 16.0% to 15.0% in the first quarter of fiscal year 2008. Gross profit in the Standby Power Division increased $197 with margins decreasing to 13.1% from 14.6%. Price increases and benefits from the Company's cost reduction programs were offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange ("LME") prices increased from an average of 55 cents per pound in the first quarter of fiscal year 2007 to 86 cents per pound in the first quarter of fiscal year 2008. Lead traded as high as $1.07 per pound on June 1, 2007. First quarter fiscal year 2008 results included severance costs associated with the closure of the division's Conyers, Georgia facility of $218 while fiscal 2007 included $451 of management severance costs. Gross profit in the Motive Power Division increased $54, with margins increasing from 9.9% to 11.9%. This increase is primarily due to improved pricing and benefits from the third quarter fiscal year 2007 closure of the Company's Huguenot, New York manufacturing facility substantially offset by higher lead costs. Gross profit in the Power Electronics Division decreased $1,407, with margins decreasing to 19.1% from 19.9%. Margins in the division have been negatively impacted by unfavorable product mix and pricing changes. First quarter of fiscal year 2007 results included $589 of charges and expenses resulting from compliance with the European Union's RoHS legislation and $1,150 of contract manufacturer transition costs.

      Selling, general and administrative expenses in the first quarter of fiscal year 2008 decreased $144 or 1% to $17,088 from $17,232. As a percentage of sales selling, general and administrative expenses were 13.1% and 13.3% in the first quarter of fiscal 2008 and 2007, respectively.

      Research and development expenses in the first quarter of fiscal year 2008 decreased $1,667 or 22% to $5,773 from $7,440. As a percentage of sales, research and development expenses decreased from 5.8% in the first quarter of fiscal year 2007 to 4.4% in the first quarter of fiscal year 2008. The decrease was driven primarily by fiscal 2008 savings associated with the closure of the Company's Milwaukie, Oregon facility as well as fiscal 2007 costs incurred in connection with the Company's RoHS Compliance Programs.

      During the first quarter of fiscal year 2008, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

      The Company had operating income in the first quarter of fiscal year 2008 of $11,858 compared to an operating loss of $3,959 in the first quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Analysis of Change in Operating Income (Loss)

                                                                   Standby         Power          Motive
                                                                    Power        Electronics      Power
      Fiscal Year 2007 vs. 2006                                    Division       Division       Division     Consolidated
      --------------------------------------------------------------------------------------------------------------------
       Operating income (loss) 1Q 07                               $     605      $  (2,594)     $  (1,970)     $  (3,959)
       Lead costs, net                                                (4,805)            --           (370)        (5,175)
       Price / volume                                                  4,465         (2,322)           (84)         2,059
       Gain on sale of Shanghai, China plant                          15,162             --             --         15,162
       Conyers severance                                                (218)            --             --           (218)
       Warranty                                                          (28)            43           (350)          (335)
       Technology savings related to Milwaukie, Oregon closure            --            850             --            850
       Fiscal year 2007 management changes                               451             57             84            592
       Fiscal year 2007 RoHS compliance costs                             --            589             --            589
       Fiscal year 2007 contract manufacturer transition costs            --          1,150             --          1,150
       Other, net including cost reduction programs                      298            515            330          1,143
      -------------------------------------------------------------------------------------------------------------------
       Operating income (loss) 1Q 08                               $  15,930      $  (1,712)     $  (2,360)     $  11,858
       ===================================================================================================================

      Interest expense, net in the first quarter of fiscal year 2008 decreased $320 or 11% to $2,708 from $3,028 in first quarter of fiscal year 2007, primarily due to a lower effective interest rate resulting from last year's convertible notes refinancing partially offset by higher average debt.

      Other income was $161 in the first quarter of fiscal year 2008 compared to other expense $315 in the first quarter of fiscal year 2007. The difference was primarily due to $347 of foreign exchange gain in the first quarter of fiscal year 2008 compared to $168 of foreign exchange losses in the first quarter of fiscal year 2007.

      Income tax expense of $2,209 was recorded in the first quarter of fiscal year 2008, compared to $1,570 in the first quarter of fiscal year 2007. Tax expense in the first quarter of both fiscal years 2008 and 2007, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries, principally in the United Kingdom, and the impact of losses for which no tax benefit is recognized under SFAS No. 109. We adopted FIN No. 48 in the first quarter of fiscal year 2008. See "Note 6: Income Taxes" in the Notes to Consolidated Financial Statements of this Form 10-Q for further discussion.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the first quarter of fiscal year 2008, the joint venture had minority interest of $4,528 compared to a minority interest of $(214) in the first quarter of fiscal year 2007. Approximately, $5,003 of the increase in minority interest was the result of $15,162 of gain recognized on the sale of our old manufacturing plant in Shanghai, China.

      As a result of the above, net income of $2,574 was recorded as compared to a net loss of $8,658 in the prior year. On a per share basis, the net income was $0.10 in the first quarter of fiscal year 2008 compared to a net loss of $0.34 in the first quarter of fiscal year 2007, basic and fully diluted.

Other Comprehensive Loss

        Other comprehensive income increased by $15,139 in the first quarter of fiscal year 2007 to $2,582 from a loss of $12,557 in the first quarter of fiscal year 2007. This increase was primarily due to an increase in net income of $11,232 coupled with a lower unrealized loss on derivative instruments of $734 compared to $4,153 in first quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash used in operating activities was $6,160 for the three months ended April 30, 2007, compared to $5,316 in the comparable period of the prior fiscal year. The increase is a result of i) higher lead and other raw material costs in our Power Systems Division not recovered through pricing actions; ii) pricing and mix pressures in our Power Electronics Division; iii) the receipt of $3,099 on a lead hedge settlement in fiscal year 2007; and iv) a reduction in our accounts payables driven by decreases in our inventory and trade credit changes. These decreases were partially offset by a current fiscal year inventory reduction of $5,353 as compared to an increase of $2,741 in the prior fiscal year. The fiscal year 2008 inventory reduction occurred in our Standby and Power Electronics divisions while inventory increased in our Motive Power Division. Accounts receivable constituted a use of cash in both fiscal years 2008 and 2007 as the increase in accounts receivable was driven by higher revenues and changes in customer mix / credit profile.

      Net cash provided by investing activities was $383 in the first quarter of fiscal year 2008 as compared to a use of cash of $3,460 in the first quarter of fiscal year 2007. During the first three months of fiscal year 2008, we had proceeds from the disposal of property, plant and equipment in the amount of $2,422. We received $1,850 from the last installment on the sale of our old battery plant in Shanghai, China as well as $530 from the sale of land in the United Kingdom. Acquisition of property, plant and equipment was $2,039 during the first three months of fiscal 2008 as compared to $3,478 during the first three months of fiscal year 2007.

      Net cash provided by financing activities decreased $2,050 or 24% to $6,579 for the three months ended April 30, 2007, compared to $8,629 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company's revolving credit facility were the primary source of cash provided by financing activities in both fiscal years 2008 and 2007. The primary purpose of the new borrowings in each of the fiscal years was to fund operations.

      On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. The amendment enhanced the Company's borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes the Company paid fees and other related charges of approximately $260.

      Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during the first three months of fiscal year 2008 were primarily for cost reduction programs, normal maintenance and regulatory compliance. We estimate capital spending for fiscal year 2008 to be in the range of $15,000 to $18,000, for similar purposes as well as the move of manufacturing from Conyers, Georgia to Leola, Pennsylvania. As of April 30, 2007, the maximum availability calculated under the borrowing base was $66,852, of which $32,433 was funded, and $4,816 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

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

      o statements of plans, strategies and objectives made by our management or board of directors, including the introduction of new products, cost savings initiatives or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities;

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

      The  Company's   actual  results  could  differ   materially   from  those
anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" included in the Company's Form 10-K annual report for the year ended January 31, 2007.

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

      On occasion, the Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our Standby Power and Motive Power divisions. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

      Additional disclosure regarding various market risks were set forth in the Company's fiscal year 2007 Annual Report on Form 10-K filed with the SEC.

Item 4. Controls and Procedures:

      Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding timely disclosures.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                                                Maximum Number
                                                                          Total Number         (or Approximate
                                                                           of Shares           Dollar Value) of
                                       Total Number                    Publicly Announced    Shares that May Yet
                                        of Shares     Average Price          Plans          Be Purchased Under the
      Period                            Purchased     Paid per Share      or Programs         Plans or Programs
      ============================================================================================================
      February 1 - February 28, 2007         311         $   5.62                 --              1,000,000
      March 1 - March 31, 2007                --         $     --                 --              1,000,000
      April 1 - April 30, 2007                --         $     --                 --              1,000,000
      --------------------------------------------                     ------------------
      Total                                  311                                  --
      --------------------------------------------                     ------------------

      On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. All of the shares purchased during the first quarter of fiscal year 2008 were purchased pursuant to the Company's deferred compensation plan.

Restrictions on Dividends and Treasury Stock Purchases:

      Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default.

Item 4. Submission of Matters to a Vote of Security Holders

   At the annual meeting of stockholders of C&D on June 6, 2007, the stockholders voted on two proposals: The election of ten directors for one-year terms and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for C&D for the fiscal year ended January 31, 2008.

Proposal 1 - Election of Directors

 Nominee                                              Votes for   Votes withheld
 William Harral, III                                 23,443,059          423,473
 Pamela Lewis Davies                                 23,553,215          313,317
 Kevin P. Dowd                                       23,552,166          314,366
 Jeffrey A. Graves                                   23,549,167          317,365
 Robert I. Harries                                   23,512,770          353,762
 Michael H. Kalb                                     23,568,899          297,633
 George MacKenzie                                    23,568,632          297,900
 John A. H. Shober                                   23,322,740          543,792
 Stanley W. Silverman                                23,568,899          297,633
 Ellen C. Wolf                                       23,443,914          422,618

Proposal 2 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2008.

                         For                 Against               Abstain
                  23,643,632                 218,725                 4,175

Item 6. Exhibits.

                                                                Incorporated by Reference

                                                            -----------------------------------

  Exhibit                 Exhibit Description                  Form        Date      Exhibit        Filed
  Number                                                                              Number      Herewith
---------------------------------------------------------------------------------------------------------------
   10.1     Amendment  No. 4 dated  April  13,  2007 to the    10-K       1/31/07     10.21
            Company's  loan and  Security  Agreement  dated
            December    7,    2005   by   and   among   C&D
            Technologies,  Inc., C&D Technologies  (Datel),
            Inc., C&D Technologies  (CPS) LLC, as Borrowers
            and C&D  Charter  Holdings,  Inc.,  C&D  Dynamo
            Corp.,    Dynamo    Acquisition    Corp.,   C&D
            International   Investment  Holdings  Inc.  and
            Datel Holding Corporation,  as Guarantors,  and
            Wachovia   Bank   National   Association,    as
            Administrative   Agent  and  Wachovia   Capital
            Markets,  LLC as Sole  Lead  Arranger,  Manager
            and Bookrunner.

   10.2     Performance  Share Award Grant  Agreement dated    10-K       1/31/07     10.56
            March 12, 2007.

   10.3     Restricted  Stock Award Grant  Agreement  dated    10-K       1/31/07     10.57
            March 12, 2007

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

   32.1     Section  1350  Certification  of  the  President                                          X
            and   Chief   Executive   Officer   pursuant  to
            Section  906  of the  Sarbanes-Oxley Act of 2002

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

                                          C&D TECHNOLOGIES, INC.


June 8, 2007                              By: /s/ Jeffrey A. Graves
                                             -----------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)

June 8, 2007                              By: /s/ Ian J. Harvie
                                             -----------------------------------
                                                  Ian J. Harvie
                                                  Vice President Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

June 8, 2007                              By: /s/ Neil E. Daniels
                                             -----------------------------------
                                                  Neil E. Daniels
                                                  Vice President Corporate
                                                  Controller and Treasurer
                                                  (Principal Accounting Officer)

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