Form 10-Q
period 2007-07-31
C&D TECHNOLOGIES INC
filed 2007-09-07
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007.

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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

      Number of shares of the Registrant's Common Stock outstanding on July 31, 2007: 25,667,267

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets - July 31, 2007 and January 31, 2007    3

          Consolidated Statements of Operations - Three and Six Months
          Ended July 31, 2007 and 2006                                        5

          Consolidated Statements of Cash Flows - Six Months Ended
          July 31, 2007 and 2006                                              6

          Consolidated Statements of Comprehensive (loss) income - Three
          and Six Months Ended July 31, 2007 and 2006                         8

          Notes to Consolidated Financial Statements                          9

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          28

Item 3    Quantitative and Qualitative Disclosures about Market Risk         41

Item 4    Controls and Procedures                                            41

Part II   OTHER INFORMATION

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        42

Item 6    Exhibits                                                           43

SIGNATURES                                                                   44

EXHIBIT INDEX                                                                45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                          July 31,   January 31,
                                                            2007        2007
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $   5,046    $   5,384
   Accounts receivable, less allowance for doubtful
      accounts of $1,064 and $1,203                         57,142       55,397
   Inventories                                              67,859       57,041
   Deferred income taxes                                       197          134
   Prepaid taxes                                             2,561        2,634
   Other current assets                                      4,186        6,121
   Assets held for sale                                    122,925      125,485
--------------------------------------------------------------------------------
      Total current assets                                 259,916      252,196

Property, plant and equipment, net                          81,316       83,984
Deferred income taxes                                          642          531
Intangible and other assets, net                            16,593       15,543
Goodwill                                                    59,778       59,733
--------------------------------------------------------------------------------
      TOTAL ASSETS                                       $ 418,245    $ 411,987
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                       $  39,501    $   1,286
   Accounts payable                                         42,614       40,282
   Book overdrafts                                           3,495        2,310
   Accrued liabilities                                      13,473       13,708
   Other current liabilities                                 8,836       28,983
   Liabilities held for sale                                36,212       36,532
--------------------------------------------------------------------------------
      Total current liabilities                            144,131      123,101

Deferred income taxes                                        9,346        9,155
Long-term debt                                             123,421      147,925
Other liabilities                                           31,193       28,591
--------------------------------------------------------------------------------
      Total liabilities                                    308,091      308,772
--------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                            July 31,   January 31,
                                                                              2007        2007
--------------------------------------------------------------------------------------------------
Commitments and contingencies (see Note 10)

Minority interest                                                             11,846        7,548

Stockholders' equity:
   Common stock, $.01 par value, 75,000,000 shares authorized;
      29,081,110 and 29,040,960 shares issued; 25,667,267 and 25,649,424
      shares outstanding, respectively                                           291          290
   Additional paid-in capital                                                 74,776       74,188
   Treasury stock, at cost, 3,413,843 and 3,391,536 shares, respectively     (47,239)     (47,110)
   Accumulated other comprehensive loss                                      (14,423)     (13,952)
   Retained earnings                                                          84,903       82,251
--------------------------------------------------------------------------------------------------
      Total stockholders' equity                                              98,308       95,667
--------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 418,245    $ 411,987
--------------------------------------------------------------------------------------------------

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                 Three months ended      Six months ended
                                                                                      July 31,               July 31,
                                                                                  2007       2006        2007        2006
                                                                                --------------------------------------------
NET SALES                                                                       $ 94,590   $ 83,411   $ 183,055   $ 164,890
COST OF SALES                                                                     80,636     70,566     156,346     138,828
                                                                                --------------------------------------------
GROSS PROFIT                                                                      13,954     12,845      26,709      26,062

OPERATING EXPENSES:
Selling, general and administrative expenses                                      12,267     11,638      24,304      22,927
Research and development expenses                                                  1,801      1,736       3,308       3,572
Gain on sale of Shanghai, China plant                                                 --         --     (15,162)         --
                                                                                --------------------------------------------
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS                                  (114)      (529)     14,259        (437)
                                                                                --------------------------------------------
Interest expense, net                                                              2,133      2,834       4,322       5,502
Other (income) expense, net                                                         (308)       445        (940)        717
                                                                                --------------------------------------------
LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST                                                             (1,939)    (3,808)     10,877      (6,656)
                                                                                --------------------------------------------
Income tax provision (benefit) from continuing operations                            346        155         403        (282)
                                                                                --------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                 (2,285)    (3,963)     10,474      (6,374)
Minority interest                                                                   (526)      (102)      4,002        (315)
                                                                                --------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                          (1,759)    (3,861)      6,472      (6,059)
                                                                                --------------------------------------------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES                    (1,219)       963      (3,167)     (1,858)
INCOME TAX PROVISION FROM DISCONTINUED OPERATIONS                                    104        699       2,257       2,706
                                                                                --------------------------------------------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                        (1,323)       264      (5,424)     (4,564)
                                                                                --------------------------------------------
NET (LOSS) INCOME                                                               $ (3,082)  $ (3,597)  $   1,048   $ (10,623)
                                                                                ============================================
Income (loss) per share:
Basic:
                                                                                ---------  ---------------------  ----------
Net (loss) income from continuing operations                                    $  (0.07)  $  (0.15)  $    0.25   $   (0.24)
                                                                                --------------------------------  ----------
Net (loss) income from discontinued operations                                  $  (0.05)  $   0.01   $   (0.21)  $   (0.18)
                                                                                --------------------------------  ----------
Net (loss) Income                                                               $  (0.12)  $  (0.14)  $    0.04   $   (0.42)
                                                                                --------------------------------  ----------
Diluted:
                                                                                --------------------------------------------
Net (loss) income from continuing operations                                    $  (0.07)  $  (0.15)  $    0.22   $   (0.24)
                                                                                --------------------------------------------
Net (loss) income from discontinued operations                                  $  (0.05)  $   0.01   $   (0.12)  $   (0.18)
                                                                                --------------------------------------------
Net (loss) income                                                               $  (0.12)  $  (0.14)  $    0.10   $   (0.42)
                                                                                --------------------------------------------
Dividends per share                                                             $     --   $     --   $      --   $ 0.01375
                                                                                --------------------------------------------

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                                         Six months ended
                                                                                                             July 31,
                                                                                                         2007        2006
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss)                                                                               $   1,048   $ (10,623)
      Net loss from discontinued operations                                                              (5,424)     (4,564)
                                                                                                      ----------------------
      Net income (loss) from continuing operations                                                        6,472      (6,059)
   Adjustments to reconcile net (loss) to continuing operations net cash used in continuing operating activities:
   Minority interest                                                                                      4,002        (315)
   Share-based compensation                                                                                 315         174
   Depreciation and amortization                                                                          6,341       6,557
   Amortization of debt acquisition costs                                                                   791         583
   Annual retainer to Board of Directors paid by the issuance of common stock                               273         224
   Deferred income taxes                                                                                   (267)        918
   Gain on disposal of assets                                                                           (15,174)        (24)
   Changes in assets and liabilities:
      Accounts receivable                                                                                (4,148)     (9,081)
      Inventories                                                                                       (10,526)       (137)
      Other current assets                                                                               (2,138)        224
      Accounts payable                                                                                      435      (8,685)
      Accrued liabilities                                                                                  (294)      1,480
      Income taxes payable                                                                                  355        (267)
      Other current liabilities                                                                            (365)       (578)
      Funds provided to discontinued operations                                                          (3,844)    (11,451)
      Other long-term assets                                                                                270          32
      Other long-term liabilities                                                                         3,451       2,133
      Other, net                                                                                          1,306         403
----------------------------------------------------------------------------------------------------------------------------
      Net cash used in continuing operating activities                                                  (12,745)    (23,869)
      Net cash provided by discontinued operating activities                                                713       5,358
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                                          (12,032)    (18,511)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                                                          (4,316)     (8,816)
   Proceeds from disposal of property, plant and equipment                                                1,893          30
----------------------------------------------------------------------------------------------------------------------------
      Net cash used in continuing investing activities                                                   (2,423)     (8,786)
      Net cash used in discontinued investing activities                                                   (236)     (1,431)
----------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                              (2,659)    (10,217)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from new borrowings                                                                          14,107      24,924
   Increase in book overdrafts                                                                            1,185       4,159
   Financing cost of long term debt                                                                        (459)       (700)
   Proceeds from exercise of stock options                                                                   --         975
   Purchase of treasury stock                                                                              (130)       (122)
   Common stock dividends paid                                                                               --        (352)
----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by continuing financing activities                                               14,703      28,884
      Net cash used in discontinued financing activities                                                   (405)       (524)
----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                          14,298      28,360
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                                127         225
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents from continuing operations                                           (338)     (3,546)
Cash and cash equivalents, beginning of period                                                            5,384      17,439
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                              $   5,046   $  13,893
----------------------------------------------------------------------------------------------------------------------------

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                 Six months ended
                                                                                     July 31,
                                                                                  2007     2006
--------------------------------------------------------------------------------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in property, plant and equipment acquisitions in accounts payable       $ 2,002   $  520

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                              Three months ended     Six months ended
                                                                                   July 31,              July 31,
                                                                               2007       2006       2007        2006
------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                            $ (3,082)  $ (3,597)  $  1,048   $ (10,623)
Other comprehensive income (loss), net of tax:
   Net unrealized loss on derivative instruments                               (1,563)    (2,874)    (2,297)     (7,027)
   Adjustment to recognize pension liability and net periodic pension cost        411         --        850          --
   Foreign currency translation adjustments                                       673        185        976         439
------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss) income                                            $ (3,561)  $ (6,286)  $    577   $ (17,211)
------------------------------------------------------------------------------------------------------------------------

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

      The accompanying notes are an integral part of these statements.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS AND BASIS OF PRESENTATION

      The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K dated April 16, 2007.

      Effective February 1, 2007, the Company has begun classifying certain costs, which were previously classified as cost of sales, as selling, general and administrative expenses. For comparative purposes, the three and six months ended July 31, 2006, have been revised to classify $1,397 and $2,725, respectively, of such costs as selling, general and administrative expenses which were previously classified as cost of sales.

      During the second quarter of fiscal year 2008, the Company committed to plans to sell the Power Electronics Division, thereby meeting the held for sale criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". As a result of this decision, the Company presented in the July 31, 2007 Form 10-Q, the assets and liabilities of the Power Electronics Division as held for sale and presented the results of operations of the Power Electronics Division for the three and six months ended July 31, 2007 as discontinued operations. All corresponding prior year periods presented in July 31, 2007 Form 10-Q were retrospectively adjusted to reflect segregation of assets and liabilities of the Power Electronic Division as held for sale. In preparing the current segment disclosures, the Company determined that continuing operations consists of two segments, Standby Power and Motive Power. Indirect expenses, such as corporate overheads, which previously were allocated to our Power Electronic Division, are included within the results of our continuing operating segments. In accordance with Emerging Issues Task Force ("EITF") No. 87-24, "Allocation of Interest to Discontinued Operations", interest on debt that is required to be repaid as a result of the disposal transaction has been allocated to the discontinued operations.

2.    CHANGE IN METHOD OF ACCOUNTING

      On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out ("LIFO") to the
first-in,   first-out   ("FIFO")  method.  In  accordance  with  SFAS  No.  154,
"Accounting Changes and Error Corrections", the Company has retrospectively applied this change in method of inventory costing to all prior periods. See note 6, Inventories, for further discussion.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

      On June 19, 2007, the Company entered into a definitive agreement with Murata Manufacturing Co., Ltd. of Japan ("Murata") pursuant to which the Company agreed to sell its Power Electronics Division ("PED"). The Power Electronics Division manufactures various devices relating to electronic power supply and conversion. On August 31, 2007, the Company completed the sale of the Power
Electronics Division for $85,000, subject to post closing working capital adjustments.

      For financial reporting purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations and assets and liabilities held for sale. Corresponding prior years were retrospectively adjusted to reflect segregation of assets and liabilities of the Power Electronic Division as held for sale.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The  following   summarizes  the  results  of  operations  for  the  Power
Electronics Division for the three and six months ended July 31, 2007 and 2006, respectively.

                                             Three months ended      Six months ended
                                                   July 31,              July 31,
                                               2007       2006       2007       2006
                                             ------------------------------------------
Net sales                                    $ 41,149   $ 49,019   $ 83,493   $ 96,707
                                             ------------------------------------------
Gross profit                                    8,514     12,845     16,871     21,974
                                             ------------------------------------------
Operating (loss) income                           (30)     1,171       (989)    (1,247)
                                             ------------------------------------------
Income taxes provision                            104        699      2,257      2,706
                                             ------------------------------------------
(Loss) income from discontinued operations   $ (1,323)  $    264   $ (5,424)  $ (4,564)
                                             ------------------------------------------

Assets and liabilities held for sale are comprised of the following:

                                                         July 31,    January 31,
                                                           2007         2007
                                                         -----------------------
      Assets held for sale:
         Accounts receivable, net                        $  29,613    $  28,844
         Inventories                                        40,487       42,965
         Property, plant and equipment, net                 16,639       16,831
         Other assets, net                                  36,186       36,845
                                                         -----------------------
      Total assets held for sale                         $ 122,925    $ 125,485
                                                         =======================

      Liabilities held for sale:
         Short-term debt                                 $   4,807    $   5,212
         Accounts payable                                   15,101       13,933
         Accrued liabilities                                 7,606        8,202
         Other liabilities                                   8,698        9,185
                                                         -----------------------
      Total liabilities held for sale                    $  36,212    $  36,532
                                                         =======================

4.    STOCK-BASED COMPENSATION

      The Company granted 36,000 and 315,334 stock option awards during the three and six months ended July 31, 2007, and 82,000 and 95,000 during the three and six months ended July 31, 2006, respectively. Under the provisions of SFAS No. 123R, the Company recorded $169 and $233, of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2007, and $124 and $174 during the three and six months ended July 31, 2006, respectively. The impact on earnings per share for the three and six months ended July 31, 2007 and 2006 was less than $0.01.

      On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 of performance shares to selected executives and other key employees under the Company's 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. Compensation expense associated with restricted stock in the three and six months ended July 31, 2007, was $54 and $82, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. Compensation expense associated with performance shares in the three and six months ended July 31, 2007 was $(18) and $0, respectively. There were no restricted stock awards or performance shares granted in prior periods.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

The following table summarizes information about the stock options outstanding at July 31, 2007:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     -------------------------------------   -------------------------------------
                                    Weighted-
                                     Average     Weighted-                  Weighted-    Weighted-
                                    Remaining     Average                    Average      Average
     Range of           Number     Contractual   Exercise      Number      Contractual   Exercise
 Exercise Prices     Outstanding      Life        Price      Exercisable       Life        Price
--------------------------------------------------------------------------------------------------
$  4.89 - $  7.21       709,884     8.0 Years     $  6.05       371,351     8.1 Years     $  6.71
$  7.81 - $  9.18       533,735     8.5 Years     $  8.06       532,068     8.5 Years     $  8.06
$  9.80 - $ 14.50       240,424     5.1 Years     $ 11.32       240,424     5.1 Years     $ 11.32
$ 14.94 - $ 22.31       891,244     4.9 Years     $ 18.79       887,544     4.9 Years     $ 18.80
$ 26.76 - $ 37.28       196,010     3.7 Years     $ 32.64       196,010     3.7 Years     $ 32.64
$ 48.44 - $ 55.94        48,700     3.0 Years     $ 54.41        48,700     3.0 Years     $ 54.41
--------------------------------------------------------------------------------------------------
       Total          2,619,997     6.4 Years     $ 14.17     2,276,097     6.1 Years     $ 15.48
--------------------------------------------------------------------------------------------------

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

      The fair value of stock options granted during the three and six months ended July 31, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

                                Three months ended July 31,     Six months ended July 31,
                                 2007             2006            2007            2006
-------------------------------------------------------------------------------------------
Risk-free interest rate          4.88%         4.96%-5.03%     4.45%-4.88%     4.66%-5.03%
Dividend yield                   0.00%            0.00%           0.00%        0.00%-0.66%
Volatility factor               49.45%        47.31%-52.53%   49.25%-49.45%   47.31%-54.25%
Expected lives                  5 Years         5-6 Years        5 Years        5-6 Years

5.    NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position and results of operations.

6.    INVENTORIES

      Inventories consisted of the following:

                                                          July 31,   January 31,
                                                            2007        2007
      --------------------------------------------------------------------------
      Raw materials                                       $ 19,265    $ 14,669
      Work-in-process                                       20,446      15,943
      Finished goods                                        28,148      26,429
      --------------------------------------------------------------------------
         Total                                            $ 67,859    $ 57,041
      --------------------------------------------------------------------------

      On September 7, 2007 the Company changed the method of accounting for its inventory from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. With the divestiture of the Company's Power Electronics Division which was announced on August 31, 2007, the Company's remaining business is all battery-related, and as a result the Company believes the FIFO inventory method provides better comparability with industry peers, more accurate matching of the company's revenues and expenses, a relevant and meaningful balance sheet valuation methodology and a more efficient financial closing process. In accordance with Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", the Company has retrospectively applied this change in method of inventory costing.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

The impact of the change in method on certain financial statement line items is as follows:

                                                           Three months   Six months
                                                              ended         ended
                                                             July 31,      July 31,
                                                               2006          2006
                                                           -------------------------
Statement of earnings data:
As originally reported- reclassified to present
   continuing operations
Cost of sales                                                $ 69,685     $ 140,950
Operating income (loss)                                           352        (2,559)
Income taxes provision (benefit)                                  155          (282)
Loss from continuing operations                                (2,980)       (8,181)
Net loss                                                       (3,607)      (12,265)
Basic loss per share- continuing operations                  $  (0.12)    $   (0.32)
Diluted loss per share- continuing operations                $  (0.12)    $   (0.32)
Basic and diluted net loss per share                         $  (0.14)    $   (0.48)

Effect of Change - Increase (decrease)
Cost of sales                                                     881        (2,122)
Operating (loss) income                                          (881)        2,122
Income taxes                                                       --            --
(Loss) income from continuing operations                         (881)        2,122
Net loss                                                           10         1,642
Basic (loss) earnings per share- continuing operations       $  (0.03)    $    0.08
Diluted (loss) earnings per share- continuing operations     $  (0.03)    $    0.08
Basic and diluted net loss per share                         $     --     $    0.06

As revised
Cost of sales                                                $ 70,566     $ 138,828
Operating loss                                                   (529)         (437)
Income taxes                                                      155          (282)
Loss from continuing operations                                (3,861)       (6,059)
Net loss                                                       (3,597)      (10,623)
Basic loss per share- continuing operations                  $  (0.15)    $   (0.24)
Diluted loss per share- continuing operations                $  (0.15)    $   (0.24)
Basic and diluted net loss per share                         $  (0.14)    $   (0.42)

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                               As of
                                                                            January 31,
                                                                               2007
                                                                            -----------
Balance sheet data:
As originally reported- reclassified to present continuing operations
Inventory                                                                   $  48,019
Total assets                                                                $ 400,210
Retained earnings                                                           $  70,474
Total liabilities and stockholders' equity                                  $ 400,210

Effect of change
Inventory                                                                   $   9,022
Total assets                                                                   11,777
Retained earnings                                                             (11,777)
Total liabilities and stockholders' equity                                  $ (11,777)

As revised
Inventory                                                                   $  57,041
Total assets                                                                  411,987
Retained earnings                                                              82,251
Total liabilities and stockholders' equity                                  $ 411,987

                                                                               Six
                                                                           Months Ended
                                                                             July 31,
                                                                               2006
                                                                           ------------
Statement of Cash Flows data:
As originally reported- reclassified to present continuing operations
Net cash used in continuing operations                                      $ (25,991)
Change in inventories                                                       $ (11,203)
Net loss                                                                    $  (8,181)

Effect of change
Net cash used in continuing operations                                      $   2,122
Change in inventories                                                       $   2,122
Loss from continuing operations                                             $   2,122

As revised
Net cash used in continuing operations                                      $ (23,869)
Change in inventories                                                       $  (9,081)
Loss from continuing operations                                                (6,059)

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      Had the Company continued to apply the LIFO method of accounting, the impact on the statement of operations would have resulted in a decrease to operating income of $8,358 and $9,781 ($8,358 and $9,781, net of tax) and a decrease in basic (losses) earnings per share of approximately $0.33 and $0.38 for the three and six months ended July 31, 2007, respectively. The impact on diluted (losses) earnings per share would have been approximately $0.22 for the six months ended July 31, 2007.

7.    OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

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

8.    INCOME TAXES

      Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

      The Company historically classified unrecognized tax benefits in current taxes payable, or as a direct offset to deferred taxes to the extent the uncertain tax position impacted a net operating loss. As a result of adoption of FIN No. 48, unrecognized tax benefits in the amount of $436 were reclassified and included within other liabilities in the Company's consolidated balance sheet as of April 30, 2007.

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

                                                                   Six months ended
                                                                        July 31,
                                                                    2007      2006
------------------------------------------------------------------------------------
Provision (benefit) for income taxes from continuing operations    $ 403    $ (282)
Effective income tax rate                                            3.7%     (4.2)%

      The effective tax rates for continuing operations were 3.7% and (4.2)% for the six months ended July 31, 2007 and 2006, respectively. Tax expense in the six months ended July 31, 2007 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss, in addition to the local tax exemption on proceeds received related to the relocation of the Shanghai facility. In the jurisdictions where the Company incurred a loss, the Company recorded an increase to its valuation allowance. The effective tax rate in the six months ended July 31, 2006 benefited from the adjustment of previously recorded tax reserves, due to the expiration of the statute of limitations for the tax years to which the reserves related.

      The U.S. tax impact from the involuntary conversion gain of its facilities in China, was offset by a decrease in our valuation allowance and was treated as a discrete event during the first quarter of fiscal year 2008 and is reflected within the effective income tax rate for the six months ended July 31, 2007.

      The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from December 31, 2009 to January 31, 2027. The Company is currently undertaking an analysis to determine if the future use or the amount if any of its loss carryforwards could be restricted as a result of possible recent changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

9.    NET INCOME (LOSS) PER COMMON SHARE

      Basic earnings (loss) per common share was computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share was computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock awards using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

                                                                               Three months ended            Three months ended
                                                                                     July 31,                      July 31,
                                                                               2007           2006           2007          2006
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Numerator for basic (loss) earnings per common share - income from
continuing operations                                                     $     (1,759)   $     (3,861)  $      6,472  $     (6,059)
Effect of dilutive securities:                                                                      --                           --
   Interest expense on Convertible Notes                                            --              --          3,515            --
Numerator for diluted (loss) earnings per common share - net income
(loss) from continuing operations                                         $     (1,759)   $     (3,861)  $      9,987  $     (6,059)
                                                                          ==========================================================

Denominator:
Denominator for basic earnings per common share- weighted average
   common share                                                             25,661,127      25,595,674     25,655,962    25,541,240
Effect of dilutive securities:
   Convertible Notes                                                                --              --     20,120,932            --
   Employee stock awards                                                            --              --             32            --
   Employee stock options                                                           --              --            104            --
                                                                          ----------------------------------------------------------
Dilutive potential common shares                                                    --              --     20,121,068            --
Denominator for diluted earnings per common share - adjusted weighted
   average common shares and assumed conversions                            25,661,127      25,595,674     45,777,030    25,541,240
                                                                          ----------------------------------------------------------
Basic (loss) earnings per common share from continuing operations         $      (0.07)   $      (0.15)  $       0.25  $      (0.24)
                                                                          ----------------------------------------------------------
Diluted (loss) earnings from common share from continuing operations      $      (0.07)   $      (0.15)  $       0.22  $      (0.24)
                                                                          ----------------------------------------------------------

      Due to a net loss in the three months ended July 31, 2007 and 2006, 137 and 19,980, respectively, of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the net loss per share. Due to a net loss during the six months ended July 31, 2006, 77,828 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the net loss per share. Additionally, 20,120,932 and 8,854,785 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for the three months ended July 31, 2007 and for the three and six months ended July 31, 2006, respectively, because their effect would reduce the loss per share.

      During  the  six  months  ended  July  31,  2007,   there  were  2,347,997
outstanding employee stock options that were out of the money and therefore excluded from the calculation of the dilutive effect of employee stock options.

      In accordance with SFAS No. 128 "Earnings per Share" for the computation of diluted earnings per share for the six months ended July 31, 2007, the (loss) earnings per share for discontinued operations and net income per share was included regardless of its effect, because the income from continuing operation was dilutive.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

10.   CONTINGENT LIABILITIES

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

      The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company completed remediation of on-site lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In March 2007, the parties executed a settlement agreement with the Company agreeing to purchase a parcel of land between its property and plaintiff's property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff's property. However, in July 2007, the Company received notice from plaintiff that plaintiff's property was allegedly more contaminated than previously contemplated and that plaintiff intends to pursuer the litigation.

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5,

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

"Accounting for Contingencies." As of July 31, 2007 and January 31, 2007, accrued environmental reserves totaled $1,692 and $2,192, respectively, consisting of $969 and $1,469 in other current liabilities and $723 and $723 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

11.   OPERATIONS BY REPORTABLE SEGMENT

      As a result of the Company's sale of its Power Electronic Division, the composition of the Company's reportable segments has changed. The Company has the following continuing operations reportable business segments:

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

      The Motive Power Division manufactures complete systems and individual components (including power electronics and batteries) to power, monitor, charge and test the batteries used in electric industrial vehicles, including fork-lift trucks, automated guided vehicles and airline ground support equipment. These products are marketed to end users in a broad array of industries, dealers of fork-lift trucks and other material handling vehicles and, to a lesser extent, original equipment manufactures.

      Certain expenses, such as corporate overheads, which previously were allocated to the Power Electronic Division, are now included within the results of the continuing operating segments. For the three and six months ended July 31, 2006, the gross profit for the Standby Power Division has decreased by $402 and $1,160 and operating income by $768 and $1,905, respectively, from the company's previously reported results. For the three and six months ended July 31, 2006, the gross profit for the Motive Power Division has decreased by $124 and $357 and operating income by $291 and $700, respectively, from the company's previously reported results.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      Summarized financial information related to the Company's continuing business segments for the three and six months ended July 31, 2007 and 2006, is shown below. All sales between business segments have been eliminated.

                                            Standby       Motive
Three months ended July 31, 2007            Power (1)     Power     Consolidated
--------------------------------------------------------------------------------
Net sales                                   $  80,951   $  13,639    $  94,590
Gross profit                                $  12,053   $   1,901    $  13,954
Operating income (loss)                     $   2,657   $  (2,771)   $    (114)

Three months ended July 31, 2006
--------------------------------------------------------------------------------
Net sales                                   $  69,279   $  14,132    $  83,411
Gross profit                                $  12,154   $     691    $  12,845
Operating income (loss)                     $   2,673   $  (3,202)   $    (529)

Six months ended July 31, 2007
--------------------------------------------------------------------------------
Net sales                                   $ 156,595   $  26,460    $ 183,055
Gross profit                                $  23,560   $   3,149    $  26,709
Operating income (loss)                     $  19,740   $  (5,481)   $  14,259

Six months ended July 31, 2006
--------------------------------------------------------------------------------
Net sales                                   $ 135,990   $  28,900    $ 164,890
Gross profit                                $  24,019   $   2,043    $  26,062
Operating income (loss)                     $   5,025   $  (5,462)   $    (437)

(1) Standby Power operating income in the six months ended July 31, 2007 includes a $15,162 gain on the sale of the Company's old Shanghai, China plant.

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

12.   DERIVATIVE INSTRUMENTS

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

                                         July 31,              January 31,
                                           2007                   2007
                                  ---------------------   ----------------------
                                  Carrying                Carrying
                                   Amount    Fair Value    Amount    Fair Value
      --------------------------------------------------------------------------
      Commodity hedges             $ 2,380    $ 2,380      $ 4,890     $ 4,890
      Foreign exchange hedges      $  (245)   $  (245)     $   117     $   117
      --------------------------------------------------------------------------

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

13.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                     Six months ended
                                                         July 31,
                                                      2007       2006
      ------------------------------------------------------------------
      Balance at beginning of period               $   7,760   $  7,324
      Current year provisions                          5,090      3,405
      Expenditures                                    (3,163)    (4,098)
      Effect of foreign currency translation               1          3
      ------------------------------------------------------------------
      Balance at end of period                     $   9,688   $  6,634
      ------------------------------------------------------------------

      As of July 31, 2007, accrued warranty obligations of $9,688 include $3,508 in current liabilities and $6,180 in other liabilities. As of January 31, 2007, accrued warranty obligations of $7,760 include $2,890 in current liabilities and $4,870 in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

14.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

                                             Pension Benefits    Postretirement Benefits
                                           -------------------   ------------------------
                                            Three months ended     Three months ended
                                                 July 31,               July 31,
                                             2007       2006      2007              2006
-----------------------------------------------------------------------------------------
Components of net periodic benefit cost:
   Service cost                            $    325   $    423   $  23             $  39
   Interest cost                              1,045      1,052      57                60
   Expected return on plan assets            (1,217)    (1,212)     --                --
   Amortization of prior service costs            1          4      (6)               (7)
   Recognized actuarial loss/(gain)             411        539      (1)                2
   Curtailment                                   22         12      --               (36)
   Special termination benefit                  173         --      --                --
-----------------------------------------------------------------------------------------
Net periodic benefit cost                  $    760   $    818   $  73             $  58
-----------------------------------------------------------------------------------------

                                             Pension Benefits    Postretirement Benefits
                                           -------------------   ------------------------
                                             Six months ended        Six months ended
                                                 July 31,                July 31,
                                             2007       2006      2007              2006
-----------------------------------------------------------------------------------------
Components of net periodic benefit cost:
   Service cost                            $    765   $    878   $  61             $  89
   Interest cost                              2,140      2,096     122               123
   Expected return on plan assets            (2,436)    (2,425)     --                --
   Amortization of prior service costs            4          7     (11)              (14)
   Recognized actuarial loss/(gain)             850      1,056      (2)                2
   Curtailment                                   22         13      --               (36)
   Special termination benefit                  173         --      --                --
-----------------------------------------------------------------------------------------
Net periodic benefit cost                  $  1,518   $  1,625   $ 170             $ 164
-----------------------------------------------------------------------------------------

      The Company estimates that it will be required to make contributions of approximately $1,763 to its U.S. pension plans for fiscal year 2008. The Company also expects to make contributions totaling approximately $338 to the two Company sponsored postretirement benefit plans during fiscal year 2008.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

15.   RESTRUCTURING

      During fiscal year 2007, the Company implemented organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant costs.

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

      During the fourth quarter of fiscal year 2007, the Company recorded severance charges of $2,387 in its financial statements within its Standby Power Division. These charges relate to workforce reduction of approximately 223 employees at the Company's joint venture in China. All employee termination and cash payments were completed by April 30, 2007.

      On April 16, 2007 the Company announced its decision to close its Standby Power Division manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. As a result of this action, the Company recorded severance charges of $320 and $538 in its financial statements during the three and six months ended July 31, 2007. These charges were included in the cost of sales on the consolidated statement of operations. Further severance charges of approximately $28 are expected to be incurred in the third quarter of fiscal year 2008. In addition the Company incurred approximately $200 of special pension termination benefits and approximately $400 of other cost relating to the closure of Conyers. Additionally, approximately $1,595 is expected to be incurred during the third and fourth quarters of fiscal year 2008, related to the relocation of certain equipment from Conyers to Leola and other closure costs.


      A reconciliation of the beginning and ending severance liability and related activity is shown below.

                  Balance at                               Balance at
                  January 31,   Provision                   July 31,
                     2007       Additions   Expenditures      2007
      ---------------------------------------------------------------

      Severance      $ 626        $ 538        $ 851         $ 313
      ---------------------------------------------------------------
      Total          $ 626        $ 538        $ 851         $ 313
      ---------------------------------------------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

16. SUBSEQUENT EVENTS

      On August 31, 2008, the Company announced the completion of the sale of its Power Electronic Division to Murata Manufacturing Co., Ltd of Japan for $85,000 cash, subject to working capital adjustments. The agreement to sell this business was previously announced on June 19, 2007. The Company used a portion of the sale proceeds to repay in full outstanding borrowings under its Credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Item 2.

      Three Months Ended July 31, 2007, compared to Three Months Ended July 31, 2006

      During the second quarter of fiscal year 2008, the Company committed to plans to sell the Power Electronics Division, thereby meeting the held for sale criteria set forth in SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". As a result of this decision, the Company presented in the July 31, 2007 Form 10-Q, the assets and liabilities of the Power Electronics Division as held for sale and presented the results of operations of the Power Electronics Division for the three and six months ended July 31, 2007 as discontinued operations. All corresponding prior year periods presented in the July 31, 2007 Form 10-Q were retrospectively adjusted to reflect segregation of assets and liabilities of the Power Electronic Division as held for sale. In preparing our current segment disclosures, the Company determined that continuing operations consists of two segments, Standby Power and Motive Power. Indirect expenses, such as corporate overheads, which previously were allocated to our Power Electronic Division, are included within the results of our continuing operating segments. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations", interest on debt that is required to be repaid as a result of the disposal transaction has been allocated to the discontinued operations

      On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method. In accordance with Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", the Company has retrospectively applied this change in method of inventory costing to all prior periods. See item 1, note 6, Inventories, for further discussion.

      Within the following discussion, unless otherwise stated, "quarter" and "three-month" period" refer to the second quarter of fiscal year 2008. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

      Continuing operations

      Net sales in the second quarter of fiscal year 2008 increased $11,179 or 13% to $94,590 from $83,411 in the second quarter of fiscal year 2007. This increase resulted from higher sales in the Standby Power Division while sales were lower in the Motive Power Division. Sales in the Standby Power Division increased $11,672 or 17%, primarily due to increased pricing coupled with strong volume in the UPS and Cable markets. Motive Power Division sales decreased $493 or 3% primarily as increased pricing was more than offset by lower volume compared to the second quarter of fiscal year 2007.

      Gross profit in the second quarter of fiscal year 2008 increased $1,109 or 9% to $13,954 from $12,845. Margins decreased from 15.4% to 14.8% in the second quarter of fiscal year 2008. Gross profit in the Standby Power Division decreased $101 with margins decreasing to 14.9% from 17.5%. Price increases and benefits from the Company's cost reduction programs were offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange ("LME") prices increased from an average of 48 cents per pound in the second quarter of fiscal year 2007 to $1.15 per pound in the second quarter of fiscal year 2008. Lead traded as high as $1.58 per pound on July 23, 2007. Second quarter fiscal year 2008 results also included severance and other costs associated with the closure of the Division's Conyers, Georgia facility of $924. Gross profit in the Motive Power Division increased $1210 with margins increasing from 4.9% to 13.9%. This improvement is primarily due to the prior year impact of costs incurred associated with the closure of the Company's Huguenot, New York manufacturing facility. Excluding these charges, lower volumes and higher lead costs, net of pricing recoveries negatively impacted Motive Power gross profit performance.

      Selling, general and administrative expenses in the second quarter of fiscal year 2008 increased $629 or 5% to $12,267 from $11,638 primarily as a result of higher warranty costs in the Motive Power Division due to higher current lead prices. As a percentage of sales selling, general and administrative expenses were 13.0% and 14.0% in the second quarter of fiscal 2008 and 2007, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Research and development expenses in the second quarter of fiscal year 2008 increased $65 or 4% to $1,801 from $1,736. As a percentage of sales, research and development expenses decreased from 2.1% in the second quarter of fiscal year 2007 to 1.9% in the second quarter of fiscal year 2008.

      Operating loss from continuing operations in the second quarter of fiscal year 2008 was decreased $415 or 78% to $114 from $529.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Analysis of Change in Operating Income (Loss) from continuing operations Second Quarter of Fiscal Year 2008 vs. Second Quarter of Fiscal Year 2007

                                               Standby    Motive
                                                Power      Power
                                              Division   Division   Consolidated
--------------------------------------------------------------------------------
Operating income (loss) 2Q 07                 $  2,673   $ (3,202)    $   (529)
Lead costs, net                                 (7,230)      (702)      (7,932)
Price / volume                                   6,891        709        7,600
Huguenot closure                                    --      1,111        1,111
Conyers closure                                   (924)        --         (924)
Warranty                                          (388)      (918)      (1,306)
Fiscal year 2007 management changes                419         97          516
Other net, including cost reduction programs     1,216        134        1,350
-------------------------------------------------------------------------------
Operating income (loss) 2Q 08                 $  2,657   $ (2,771)    $   (114)
-------------------------------------------------------------------------------

      Interest expense, net in the second quarter of fiscal year 2008 decreased $701 or 25% to $2,133 from $2,834 in the second quarter of fiscal year 2007, primarily due to a lower effective interest rate resulting from last year's convertible notes refinancing.

      Other income was $308 in the second quarter of fiscal year 2008 compared to other expense of $445 in the second quarter of fiscal year 2007. The difference was primarily due to $499 of foreign exchange gains in the second quarter of fiscal year 2008 compared to $226 of foreign exchange losses in the second quarter of fiscal year 2007.

      Income tax expense from continuing operations of $346 was recorded in the second quarter of fiscal year 2008, compared to $155 in the second quarter of fiscal year 2007. Tax expense in the second quarter of both fiscal years 2008 and 2007, is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the second quarter of fiscal year 2008, the joint venture had a benefit of $526 compared to a benefit of $102 in the second quarter of fiscal year 2007.

      As a result of the above, a loss from continuing operations of $1,759 was recorded in the second quarter of fiscal year 2008 as compared to a net loss of $3,861 in the prior year.

Discontinued operations

      Loss from discontinued operations before income taxes was $1,219 in the second quarter of fiscal year 2008 as compared to income of $963 in the second quarter of fiscal year 2007. Income tax expense from discontinued operations of $104 was recorded in the second quarter of fiscal year 2008, compared to income tax expense of $699 in the second quarter of fiscal year 2007. Net loss from discontinued operations in the second quarter of fiscal year 2008 was $1,323 compared to an income of $264 in the second quarter of fiscal year 2007. The deterioration was driven primarily by unfavorable product mix, pricing changes and manufacturing moves partially offset by fiscal 2008 savings associated with the closure of the Company's Milwaukie, Oregon facility as well as fiscal 2007 costs incurred in connection with the Company's RoHS Compliance Programs.

      As a result of the above, net loss of $3,082 was recorded as compared to a net loss of $3,597 in the prior year. On a per share basis, the net loss from continuing operations was $0.07 in the second quarter of fiscal year 2008 compared to a net loss of $0.15 in the second quarter of fiscal year 2007, basic and diluted, respectively. The net loss from discontinued operations was

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

$0.05 compared to net income of $0.01 in the second quarter of fiscal year 2007, basic and fully diluted. The net loss on a per share basis was $0.12 compared to $0.14 in the second quarter of fiscal year 2007, basic and diluted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Other Comprehensive Loss

      Other comprehensive loss decreased by $2,725 in the second quarter of fiscal year 2008 to $3,561 from a loss of $6,286 in the second quarter of fiscal year 2007. This decrease was primarily due to a decrease in net loss of $515 coupled with a lower unrealized loss on derivative instruments of $1,563 compared to $2,874 in second quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Six Months Ended July 31, 2007, compared to Six months Ended July 31, 2006

      Continuing operations

      Net sales for the six months ended July 31, 2007 increased $18,165 or 11% to $183,055 from $164,890 in the six months ended July 31, 2006. This increase resulted from higher sales and pricing in the Standby Power Division while sales were lower in the Motive Power Division. Sales in the Standby Power Division increased $20,605 or 15%, primarily due to increased pricing and strong volume in the UPS and cable markets. Motive Power Division sales decreased $2,440 or 8% with increased pricing offset by lower volume compared to the second quarter of fiscal year 2007.

      Gross profit for the six months ended July 31, 2007 increased $647 or 2% to $26,709 from $26,062. Margins decreased from 15.8% to 14.6%. Gross profit in the Standby Power Division decreased $459 with margins decreasing to 15.0% from 17.7%. Price increases and benefits from the Company's cost reduction programs were offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange ("LME") prices increased from an average of 52 cents per pound in the six months ended July 31, 2006 to $1.01 per pound in the six months ended July 31, 2007. Six months ended July 31, 2007 results included severance costs and other costs associated with the closure of the Division's Conyers, Georgia facility of $1,142. Gross profit in the Motive Power Division increased $1,106, with margins increasing from 7.1% to 11.9%. This improvement is primarily due to the prior year impact of costs associated with the closure of the Company's Huguenot, New York manufacturing facility.
Excluding these charges, lower volumes, higher lead costs, net of pricing recoveries and warranty more than offset the savings realized from the Company's cost reduction programs.

      Selling, general and administrative expenses for the six months ended July 31, 2007, increased $1,377 or 6.0% to $24,304 from $22,927 primarily as a result of higher Motive Power Division warranty costs. As a percentage of sales selling, general and administrative expenses were 13.3% and 13.9% in the six months ended July 31, 2007 and 2006, respectively.

      Research and development expenses for the six months ended July 31, 2007 decreased $264 or 7% to $3,308 from $3,572. As a percentage of sales, research and development expenses decreased from 2.2% in the six months ended July 31, 2006 to 1.8% in the six months ended July 31, 2007.

      During the six months ended July 31, 2007, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

      Operating income from continuing operations for the six months of fiscal year 2008 was $14,259 compared to an operating loss of $437 in the second quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Analysis of Change in Operating Income (Loss) from continuing operations Six months ended July 31, 2007 vs. Six months ended July 31, 2006

                                                                  Standby    Motive
                                                                   Power      Power
                                                                 Division   Division   Consolidated
---------------------------------------------------------------------------------------------------
Operating income (loss) Six months ended July 31, 2006           $  5,025   $ (5,462)    $   (437)
Lead costs, net                                                   (12,629)    (1,132)     (13,761)
Price / volume                                                     11,356        625       11,981
Gain on sale of Shanghai, China plant                              15,162         --       15,162
Conyers closure                                                    (1,142)        --       (1,142)
Huguenot closure                                                       --      1,219        1,219
Warranty                                                             (416)    (1,268)      (1,684)
Fiscal year 2007 management changes                                   870        181        1,051
Other net, including cost reduction programs                        1,514        356        1,870
---------------------------------------------------------------------------------------------------
Operating income (loss) 2Q Six months ended July 31, 2007        $ 19,740   $ (5,481)    $ 14,259
---------------------------------------------------------------------------------------------------

      Interest expense, net for the six months ended July 31, 2007, decreased $1,180 or 21% to $4,322 from $5,502 in the six months ended July 31, 2006, primarily due to a lower effective interest rate resulting from last year's convertible notes refinancing.

      Other income was $940 for the six months ended July 31, 2007, compared to other expense $717 in the six months ended July 31, 2006. The difference was primarily due to $1,269 of foreign exchange gains in the second quarter of fiscal year 2008 compared to $372 of foreign exchange losses in the second quarter of fiscal year 2007.

      Income tax expense from continuing operations of $403 was recorded in six months ended July 31, 2007, compared to an income tax benefit of $282 in the six months ended July 31, 2006. Tax expense in the six months ended July 31, 2007 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2007, the joint venture had minority interest of $4,002 compared to a benefit of $315 in the six months ended July 31, 2006. Approximately, $5,003 of the increase in minority interest was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China.

      As a result of the above, income from continuing operations of $6,472 was recorded compared to a loss of $6,059 in the prior year.

Discontinued operations

      Loss from discontinued operations before income taxes was $3,167 compared to a loss of $1,858 for the six months ended July 31, 2006. Income tax expense from discontinued operations of $2,257 was recorded, compared to $2,706 for the six months ended July 31, 2006. Net loss from discontinued operations for the six months ended July 31, 2007 was $5,424 compared to $4,564 in the prior year. The increase in net loss was primarily driven by unfavorable product mix, pricing changes partially offset by fiscal 2008 savings associated with the closure of the Company's Milwaukie, Oregon facility as well as fiscal 2007 costs incurred in connection with the Company's RoHS Compliance Programs and manufacturing moves.

      As a result of the above, net income of $1,048 was recorded as compared to a net loss of $10,623 in the prior year. On a per share basis, the net income from continuing operations was $0.25 and $0.22 for basic and diluted, respectively, compared to a net loss of $0.24 for the six months ended July 31, 2006. The net loss for discontinued operations was $0.21 and $0.12 for basic and diluted, respectively, compared to a net loss of $0.18 for the six months ended July 31, 2006, basic and diluted. Net

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

income on a per share basis was $0.04 and $0.10 basic and diluted, respectively, compared to a net loss of $0.42 in the prior year, basic and diluted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Other Comprehensive Income (Loss)

      The Company recorded other comprehensive income of $577 for the six months ended July 31, 2007 as compared to a comprehensive loss of $17,211 in the six months ended July 31, 2006. This increase was primarily due to net income of $1,048 in the six months ended July 31, 2007 as compared to a net loss of $10,623 in the comparable period at the previous fiscal year. This was coupled with lower unrealized loss on derivative instruments of $2,297 compared to $7,027 in second quarter of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Liquidity and Capital Resources

      Net cash used in operating activities from continuing operations was $12,745 for the six months ended July 31, 2007, compared to $23,869 in the comparable period of the prior fiscal year. The improvement is a result of i) a decrease in cash use for accounts payable due primarily to the timing of payments to our vendors, ii) a decrease in cash used for accounts receivable due primarily to improved days sales outstanding in our Standby Power Division partially offset by increased sales, and iii) a decrease in cash used to fund discontinued operations. These improvements were partially offset by inventory increases, principally attributable to higher lead and other raw material costs.

      Net cash provided by discontinued operations was $713 and $5,358 in the six months ended July 31, 2007 and 2006, respectively.

      Net cash used by continuing investing activities decreased $6,363 or 72% to $2,423 in the six months ended July 31, 2007 from $8,786 in the six months ended July 31, 2006. Acquisition of property, plant and equipment was $4,316 during the first six months of fiscal 2008 as compared to $8,816 during the first six months of fiscal year 2007. The decrease in capital spending is due to the completion of our new manufacturing facility in Shanghai, China during fiscal year 2007. During the first six months of fiscal year 2008, we had proceeds from the disposal of property, plant and equipment in the amount of $1,893. We received $1,850 from the last installment on the sale of our old battery plant in Shanghai, China.

      Net cash used in discontinued investing activities was $236 and $1,431 in the six months ended July 31, 2007 and 2006, respectively.

      Net cash provided by continuing operations financing activities decreased $14,181 or 49% to $14,703 for the six months ended July 31, 2007, compared to $28,884 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company's revolving credit facility were the primary source of cash provided by financing activities in both fiscal years 2008 and 2007. The primary purpose of the new borrowings in each of the fiscal years was to fund operations - both continuing and discontinued.

      Net cash used in discontinued financing activities for the six months ended July 31, 2007 and 2006 was $405 and $524, respectively.

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

      On June 19, 2007, the Company entered into a definitive agreement with Murata pursuant to which the Company agreed to sell its Power Electronics Division. On August 31, 2007, the Company completed the sale of the Power Electronics Division for $85,000, subject to post closing working capital adjustments. Proceeds from the sale were used to pay in full existing borrowings under the Company's Credit Facility, with the balance currently held as short term cash investments.

      As of July 31, 2007, the maximum availability calculated under the borrowing base was $71,952, of which $39,501 was funded, and $5,375 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes. Availability under the Company's Credit Facility as of August 31, 2007, was similarly adjusted to reflect the sale of certain PED assets which were previously reflected in the Company's borrowing base. The Company estimates that recalculated availability under the Credit Facility, undrawn except for outstanding letters of credit as of September 7, 2007, was approximately $44,500.

      Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during the first six months of fiscal year 2008 were primarily for cost reduction programs, normal maintenance and regulatory compliance. We estimate capital spending for fiscal year 2008 to be in the range of $12,000 to $15,000, for similar purposes as well as the move of manufacturing from Conyers, Georgia to Leola, Pennsylvania.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

New Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position and results of operations.

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

      We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 - Financial Statements and Supplementing Data of our Form 10-K for the fiscal year ended January 31, 2007, and the following general factors:

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

      o competitiveness of the battery markets in North America, Europe and Asia;

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

      o our ability to protect our proprietary intellectual property and technology; and

      o possible post-closing working capital adjustments to the purchase price in accordance with the Purchase Agreement for the sale of Power Electronics Division.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                                   Maximum Number
                                                             Total Number         (or Approximate
                                                               of Shares          Dollar Value) of
                         Total Number                     Publicly Announced     Shares that May Yet
                           of Shares      Average Price          Plans         Be Purchased Under the
Period                     Purchased     Paid per Share      or Programs         Plans or Programs
-----------------------------------------------------------------------------------------------------
May 1 - May 31, 2007               748       $ 5.35               --                  1,000,000
June 1 - June 30, 2007          19,526       $ 5.89               --                  1,000,000
July 1 - July 31, 2007           1,722       $ 5.23               --                  1,000,000
--------------------------------------                    ------------------
Total                           21,996                            --
--------------------------------------                    ------------------

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

Item 6. Exhibits.

                                                                      Incorporated by Reference
                                                                -------------------------------------

Exhibit                                                                            Exhibit    Filed
 Number                   Exhibit Description                   Form     Date       Number   Herewith
-----------------------------------------------------------------------------------------------------
  10.1    Consent and  amendment  No. 6 to Loan and  security                                   X
          agreement,  dated as of  August  30,  2007,  by and
          among Wachovia Bank, National  Association,  in its
          capacity  as  agent,  C&D  Technologies,   Inc.,  a
          Delaware  corporation,  C&D  Technologies  (Datel),
          Inc.,  a  Delaware  corporation,  C&D  Technologies
          (CPS) LLC, a Delaware  limited  liability  company,
          C&D   Charter    Holdings,    Inc.,    a   Delaware
          corporation,  C&D  Dynamo  Corporation,  a Delaware
          corporation,   Dynamo  Acquisition  Corporation,  a
          Delaware corporation,  C&D International Investment
          Holdings  Inc.,  a Delaware  corporation  and Datel
          Holding Corporation, a Delaware corporation.

  10.2    Purchase  and Sale  agreement  dated as of June 19,   8-K    8/31/2007     99.1
          2007,  between C&D  Technologies,  Inc., a Delaware
          corporation,  and Murata Manufacturing Co., Ltd., a
          corporation organized under the laws of Japan.

  18.1    Letter regarding change in accounting principles                                      X

  31.1    Rule   13a-14(a)/15d-14(a)   Certification  of  the                                   X
          President and Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

  31.2    Rule 13a-14(a)/15d-14(a)  Certification of the Vice                                   X
          President and Chief Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

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

                                          C&D TECHNOLOGIES, INC.

September 7, 2007                         By: /s/ Jeffrey A. Graves
                                              ----------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)

September 7, 2007                         By: /s/ Ian J. Harvie
                                              ----------------------------------
                                                  Ian J. Harvie
                                                  Vice President Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)

September 7, 2007                         By: /s/ Neil E. Daniels
                                              ----------------------------------
                                                  Neil E. Daniels
                                                  Vice President Corporate
                                                  Controller and Treasurer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

10.1 Consent and amendment No. 6 to Loan and security agreement, dated as of August 30, 2007, by and among Wachovia Bank, National Association, in its capacity as agent, C&D Technologies, Inc., a Delaware corporation, C&D Technologies (Datel), Inc., a Delaware corporation, C&D Technologies (CPS) LLC, a Delaware limited liability company, C&D Charter Holdings, Inc., a Delaware corporation, C&D Dynamo Corporation, a Delaware corporation, Dynamo Acquisition Corporation, a Delaware corporation, C&D International Investment Holdings Inc., a Delaware corporation and Datel Holding Corporation, a Delaware corporation.

18.1  Letter regarding change in accounting principles

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