Form 10-Q
period 2007-10-31
C&D TECHNOLOGIES INC
filed 2007-12-06
CIK 808064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2007.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

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

      Large accelerated filer    Accelerated filer [X]     Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      Number of shares of the Registrant's Common Stock outstanding on October 31, 2007: 25,666,477

                             C&D TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets - October 31, 2007 and January 31, 2007          3

         Consolidated Statements of Operations - Three and Nine Months Ended          5
         October 31, 2007 and 2006

         Consolidated Statements of Cash Flows - Nine Months Ended                    6
         October 31, 2007 and 2006

         Consolidated Statements of Comprehensive Loss -
         Three and Nine Months Ended October 31, 2007 and 2006                        8

         Notes to Consolidated Financial Statements                                   9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   26

Item 3   Quantitative and Qualitative Disclosures about Market Risk                  34

Item 4   Controls and Procedures                                                     34

Part II  OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                 35

Item 6   Exhibits                                                                    36

SIGNATURES                                                                           37

EXHIBIT INDEX                                                                        38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                      October 31,    January 31,
                                                         2007           2007
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    31,631    $     5,384
  Accounts receivable, less allowance for
    doubtful accounts of $1,102 and $1,203                 67,765         55,397
  Inventories                                              71,452         53,172
  Deferred income taxes                                       196            134
  Prepaid taxes                                             1,775          2,634
  Other current assets                                      1,103          6,121
  Assets held for sale                                      4,198        132,442
--------------------------------------------------------------------------------
    Total current assets                                  178,120        255,284

Property, plant and equipment, net                         78,994         80,896
Deferred income taxes                                         642            531
Intangible and other assets, net                           16,320         15,543
Goodwill                                                   59,800         59,733
--------------------------------------------------------------------------------
    TOTAL ASSETS                                      $   333,876    $   411,987
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $     5,472    $     1,286
  Accounts payable                                         52,447         40,282
  Book overdrafts                                              70          2,310
  Accrued liabilities                                      17,320         13,708
  Other current liabilities                                 8,941         28,983
  Liabilities held for sale                                    --         36,532
--------------------------------------------------------------------------------
    Total current liabilities                              84,250        123,101

Deferred income taxes                                      10,387          9,155
Long-term debt                                            124,101        147,925
Other liabilities                                          31,728         28,591
--------------------------------------------------------------------------------
    Total liabilities                                     250,466        308,772
--------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                    (Dollars in thousands, except par value)
                                   (UNAUDITED)

                                                                            October 31,   January 31,
                                                                               2007          2007
-----------------------------------------------------------------------------------------------------
Commitments and contingencies (see Note 10)

Minority interest                                                                11,674         7,548

Stockholders' equity:
  Common stock, $.01 par value, 75,000,000 shares authorized;
    29,081,110 and 29,040,960 shares issued; 25,666,477 and 25,649,424
    shares outstanding, respectively                                                291           290
  Additional paid-in capital                                                     74,867        74,188
  Treasury stock, at cost, 3,414,633 and 3,391,536 shares, respectively         (47,244)      (47,110)
  Accumulated other comprehensive loss                                          (31,783)      (13,952)
  Retained earnings                                                              75,605        82,251
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                   71,736        95,667
-----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   333,876   $   411,987
-----------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                             Three months ended          Nine months ended
                                                                                October 31,                 October 31,
                                                                              2007         2006          2007         2006
                                                                          ----------------------------------------------------
      NET SALES                                                           $   91,253    $   70,589    $  251,586    $  210,457
      COST OF SALES                                                           85,403        59,276       222,939       175,670
                                                                          ----------------------------------------------------
      GROSS PROFIT                                                             5,850        11,313        28,647        34,787

      OPERATING EXPENSES:
      Selling, general and administrative expenses                             8,563         7,187        25,820        23,981
      Research and development expenses                                        1,725         1,432         4,949         4,883
      Gain on sale of Shanghai, China plant                                       --            --       (15,162)           --
                                                                          ----------------------------------------------------
      OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS                      (4,438)        2,694        13,040         5,923
                                                                          ----------------------------------------------------
      Interest expense, net                                                    1,880         2,574         6,190         8,050
      Other (income) expense, net                                             (1,181)          258        (2,120)          975
      (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                          ----------------------------------------------------
      AND MINORITY INTEREST                                                   (5,137)         (138)        8,970        (3,102)
                                                                          ----------------------------------------------------
      Income tax provision (benefit) from continuing operations                2,186           163         1,281          (502)
                                                                          ----------------------------------------------------
      (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST       (7,323)         (301)        7,689        (2,600)
      Minority interest                                                         (330)          (56)        3,672          (371)
                                                                          ----------------------------------------------------
      (LOSS) INCOME FROM CONTINUING OPERATIONS                                (6,993)         (245)        4,017        (2,229)
                                                                          ----------------------------------------------------
      LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES                   (4,167)      (17,158)      (10,564)      (22,707)
      INCOME TAX (BENEFIT) PROVISION FROM DISCONTINUED OPERATIONS             (1,862)          412         1,703         3,502
                                                                          ----------------------------------------------------
      LOSS FROM DISCONTINUED OPERATIONS                                       (2,305)      (17,570)      (12,267)      (26,209)
                                                                          ----------------------------------------------------
      NET LOSS                                                            $   (9,298)   $  (17,815)   $   (8,250)   $  (28,438)
                                                                          ====================================================
      Income (loss) per share:
      Basic:
                                                                          ----------------------------------------------------
      Net (loss) income from continuing operations                        $    (0.27)   $    (0.01)   $     0.16    $    (0.09)
                                                                          ----------------------------------------------------
      Net loss from discontinued operations                               $    (0.09)   $    (0.69)   $    (0.48)   $    (1.02)
                                                                          ----------------------------------------------------
      Net loss                                                            $    (0.36)   $    (0.70)   $    (0.32)   $    (1.11)
                                                                          ----------------------------------------------------
      Diluted:
                                                                          ----------------------------------------------------
      Net (loss) income from continuing operations                        $    (0.27)   $    (0.01)   $     0.16    $    (0.09)
                                                                          ----------------------------------------------------
      Net loss from discontinued operations                               $    (0.09)   $    (0.69)   $    (0.48)   $    (1.02)
                                                                          ----------------------------------------------------
      Net loss                                                            $    (0.36)   $    (0.70)   $    (0.32)   $    (1.11)
                                                                          ----------------------------------------------------
      Dividends per share                                                         --    $       --            --    $  0.01375
                                                                          ----------------------------------------------------

      The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                       Nine months ended
                                                                                         October 31,
                                                                                       2007         2006
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                        $  (8,250)   $ (28,438)
    Net loss from discontinued operations                                             (12,267)     (26,209)
----------------------------------------------------------------------------------------------------------
    Net income (loss) from continuing operations                                        4,017       (2,229)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operating activities:
  Minority interest                                                                     3,672         (371)
  Share-based compensation                                                                444          197
  Depreciation and amortization                                                         8,315        9,023
  Amortization of debt acquisition costs                                                1,208          889
  Annual retainer to Board of Directors paid by the issuance of common stock              236          224
  Deferred income taxes                                                                   628          877
  Gain on disposal of assets                                                          (15,295)         (29)
  Changes in assets and liabilities:
    Accounts receivable                                                               (14,127)      (7,563)
    Inventories                                                                       (18,146)         567
    Other current assets                                                                  702         (509)
    Accounts payable                                                                    9,977       (1,966)
    Accrued liabilities                                                                 3,762        2,869
    Income taxes                                                                        1,792         (510)
    Other current liabilities                                                             864        2,015
    Funds provided to discontinued operations                                         (22,170)     (21,380)
    Other long-term assets                                                                232           (5)
    Other long-term liabilities                                                         4,410         (544)
    Other, net                                                                         (2,356)         349
----------------------------------------------------------------------------------------------------------
    Net cash used in continuing operating activities                                  (31,835)     (18,096)
    Net cash (used in) provided by discontinued operating activities                   (1,249)       4,963
----------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                           (33,084)     (13,133)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from the divestiture of businesses                                          85,700           --
  Acquisition of property, plant and equipment                                         (7,071)     (15,446)
  Proceeds from disposal of property, plant and equipment                               2,248           38
----------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) continuing investing activities                     80,877      (15,408)
    Net cash used in discontinued investing activities                                   (298)      (4,091)
----------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                80,579      (19,499)
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                   Nine months ended
                                                                                       October 31,
                                                                                   2007        2006
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of debt, net                                                          (24,123)          --
  Proceeds from new borrowings                                                      3,993       18,844
  (Decrease) increase in book overdrafts                                           (2,241)       3,063
  Financing cost of long term debt                                                   (459)        (701)
  Proceeds from exercise of stock options                                              --        1,210
  Purchase of treasury stock                                                         (134)        (122)
  Common stock dividends paid                                                          --         (352)
------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by continuing financing activities                (22,964)      21,942
    Net cash used in discontinued financing activities                             (5,212)        (780)
------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities                           (28,176)      21,162
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          169          316
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents from continuing operations        26,247      (11,246)
Cash and cash equivalents, beginning of period                                      5,384       17,439
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $  31,631    $   6,193
======================================================================================================

                                                                                   Nine months ended
                                                                                       October 31,
                                                                                   2007        2006
------------------------------------------------------------------------------------------------------
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in property, plant and equipment acquisitions in accounts payable      $   2,214    $      71

The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                  Three months ended         Nine months ended
                                                                                       October 31,              October 31,
                                                                                   2007         2006         2007        2006
--------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        $  (9,298)   $ (17,815)   $  (8,250)   $ (28,438)
Other comprehensive income (loss), net of tax:
  Net unrealized (loss)/gain on derivative instruments                             (2,939)       6,919       (5,236)        (108)
  Adjustment to recognize pension liability and net periodic pension cost             511           --        1,361           --
  Foreign currency translation adjustments                                        (14,933)           3      (13,957)         442
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                        $ (26,659)   $ (10,893)   $ (26,082)   $ (28,104)
--------------------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these statements.

      Certain classifications to these statements have been reflected for the presentation of the Power Electronics Division and Motive Power Division as discontinued operations as well as the change in method of accounting for inventories. See item 1, Note 1, Interim statements and basis of presentation and Note 2, Change in method of accounting.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

1.    INTERIM STATEMENTS AND BASIS OF PRESENTATION

      The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair presentation of the statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K dated April 16, 2007.

      Effective February 1, 2007, the Company began classifying certain costs, which were previously classified as cost of sales, as selling, general and administrative expenses. For comparative purposes, the three and nine months ended October 31, 2006, have been revised to classify $732 and $2,987, respectively, of such costs as selling, general and administrative expenses which were previously classified as cost of sales.

      On August 31, 2007, the Company completed the sale of its Power Electronics Division to Murata Manufacturing Co., Ltd. Therefore, the results of the Power Electronics Division for the three and nine months ended October 31, 2007, are presented as discontinued operations. All corresponding prior year periods presented in the October 31, 2007 Form 10-Q were retrospectively adjusted to reflect our Power Electronics Division as discontinued operations.

      On October 24, 2007, the Company completed the sale of certain assets of its Motive Power Division to Crown Battery Manufacturing Company. Therefore, the results of the Motive Power Division for the three and nine months ended October 31, 2007, are presented as discontinued operations. All corresponding prior year periods presented in the October 31, 2007 Form 10-Q were retrospectively adjusted to reflect our Motive Power Division as discontinued operations.

2.    CHANGE IN METHOD OF ACCOUNTING

      On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections", the Company has retrospectively applied this change in method of inventory costing to all prior periods. See Note 6, Inventories, for further discussion.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

3.    DISCONTINUED OPERATIONS

      On August 31, 2007, the Company completed the sale of its Power Electronics Division for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company presents the results of operation of the Power Electronics Division for the three and nine months ended October 31, 2007 and 2006, respectively, as discontinued operations.

      The following is a summary of the net assets sold as initially presented as of January 31, 2007, and as finally reported on the closing date of August 31, 2007, in respect of the sale of our Power Electronics division.

                                                     August 31,      January 31,
                                                        2007            2007
                                                     ---------------------------
Assets held for sale:
  Accounts receivable, net                           $   31,384      $    28,844
  Inventories                                            40,980           42,965
  Property, plant and equipment, net                     16,718           16,831
  Other assets, net                                      36,267           36,845
                                                     ---------------------------
Total assets held for sale                           $  125,349      $   125,485
                                                     ===========================

Liabilities held for sale:
  Short-term debt                                    $    4,838      $     5,212
  Accounts payable                                       14,193           13,933
  Accrued liabilities                                     7,114            8,202
  Other liabilities                                       7,677            9,185
                                                     ---------------------------
Total liabilities held for sale                      $   33,822      $    36,532
                                                     ===========================

      On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company presents the results of operation of the Motive Power Division for the three and nine months ended October 31, 2007 and 2006, respectively, as discontinued operations. The Company received $700 in respect of the sale of finished goods and certain identified equipment with an additional $2,500 to be paid prior to January 31, 2008. At October 31, 2007 and January 31, 2007, property, plant and equipment in the amount of $329 and $3,088 related to the Motive Power Division was classified as held for sale. In addition, at October 31, 2007 and January 31, 2007, inventory in the amount of $3,869 and $3,869 was also classified as held for sale.

      The following is a summary of the net assets held for sale as of January 31, 2007 and as October 31, 2007, in respect of the sale of certain assets of our Motive Power Division.

                                                     October 31,     January 31,
                                                        2007            2007
                                                     ---------------------------
      Assets held for sale:
        Inventories                                  $     3,869     $     3,869
        Property, plant and equipment, net                   329           3,088
                                                     ---------------------------
      Total assets held for sale                     $     4,198     $     6,957
                                                     ---------------------------

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The following summarizes the results of discontinued operations for the three and nine months ended October 31, 2007 and 2006, respectively.

                                         Three months ended          Nine months ended
                                            October 31,                 October 31,
                                         2007         2006            2007         2006
                                       ----------------------------------------------------
Net sales                              $  23,655    $  60,119      $  129,871    $  181,848
                                       ----------------------------------------------------
Gross profit                               1,688       12,184          22,472        36,746
                                       ----------------------------------------------------
Operating loss                            (4,567)     (16,295)         (8,774)      (21,207)
                                       ----------------------------------------------------
Income tax (benefit) provision            (1,862)         412           1,703         3,502
                                       ----------------------------------------------------
Loss from discontinued operations      $  (2,305)   $ (17,570)     $  (12,267)   $  (26,209)
                                       ----------------------------------------------------

      The operating loss for the three and nine months ended October 31, 2007, include a gain on the sale of the Power Electronics Division of approximately $3,900 and severance, asset impairments and inventory obsolescence of approximately $3,100 associated with the sale of certain assets of our Motive Power Division. The operating loss for the three and nine months ended October 31, 2006, include a goodwill impairment charge of approximately $13,900 related to the Power Electronics Division.

4.    STOCK-BASED COMPENSATION

      The Company granted 25,000 and 340,334 stock option awards during the three and nine months ended October 31, 2007, and 28,000 and 123,000 during the three and nine months ended October 31, 2006, respectively. Under the provisions of SFAS No. 123R, the Company recorded $76 and $309, of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2007, and $23 and $197 during the three and nine months ended October 31, 2006, respectively. The impact on earnings per share for the three months ended October 31, 2007 and 2006 was less than $0.01. The impact on earnings per share for the nine months ended October 31, 2007 and 2006 was $0.01.

      On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 of performance shares to selected executives and other key employees under the Company's 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. Compensation expense associated with restricted stock in the three and nine months ended October 31, 2007, was $53 and $135, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. Compensation expense associated with performance shares in the three and nine months ended October 31, 2007 was $0 and $0, respectively, as management of the Company does not believe that the performance criteria necessary to issue the March 12, 2007 performance shares will be met. There were no restricted stock awards or performance shares granted in prior periods.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The following table summarizes information about the stock options outstanding at October 31, 2007:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            -----------------------------------------     ---------------------------------------
                                             Weighted-
                                              Average       Weighted-                      Weighted-    Weighted-
                                             Remaining       Average                        Average      Average
          Range of            Number        Contractual     Exercise        Number        Contractual   Exercise
      Exercise Prices       Outstanding         Life          Price       Exercisable         Life        Price
      -----------------------------------------------------------------------------------------------------------
      $ 4.25 - $  6.26          395,534      7.8 Years      $    5.26          54,001      9.3 Years    $    6.00
      $ 6.81 - $  9.12          869,785      8.0 Years      $    7.59         853,451      8.0 Years    $    7.60
      $ 9.80 - $ 14.50          213,724      5.5 Years      $   11.30         213,724      5.5 Years    $   11.30
      $14.94 - $ 22.31          888,304      4.7 Years      $   18.79         888,304      4.7 Years    $   18.79
      $26.76 - $ 35.00          194,750      3.4 Years      $   32.65         194,750      3.4 Years    $   32.65
      $48.44 - $ 55.94           48,100      2.7 Years      $   54.39          48,100      2.7 Years    $   54.39
      -----------------------------------------------------------------------------------------------------------
           Total              2,610,197      6.2 Years      $   14.08       2,252,330      6.0 Years    $   15.49
      ===========================================================================================================

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

      The fair value of stock options granted during the three and nine months ended October 31, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

                                       Three months ended October 31,      Nine months ended October 31,
                                           2007            2006               2007              2006
      ---------------------------------------------------------------------------------------------------
      Risk-free interest rate          4.25%-4.56%      4.57%-4.91%        4.25%-4.88%       4.57%-5.03%
      Dividend yield                      0.00%            0.00%              0.00%          0.00%-0.66%
      Volatility factor               48.63%-48.84%    49.57%-50.73%      48.63%-49.45%     47.31%-54.25%
      Expected lives                    5.5 Years         6 Years          5-5.5 Years        5-6 Years

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

      On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations.

      On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

6.    INVENTORIES

      Inventories consisted of the following:

                                                       October 31,   January 31,
                                                          2007          2007
      --------------------------------------------------------------------------
      Raw materials                                    $    14,092   $    13,850
      Work-in-process                                       23,423        14,970
      Finished goods                                        33,937        24,352
      --------------------------------------------------------------------------
        Total                                          $    71,452   $    53,172
      --------------------------------------------------------------------------

      On September 7, 2007 the Company changed the method of accounting for its inventory from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. With the divestiture of the Company's Power Electronics
Division which was announced on August 31, 2007, the Company's remaining business is all battery-related, and as a result, the Company believes the FIFO inventory method provides better comparability with industry peers, more accurate matching of the Company's revenues and expenses, a relevant and meaningful balance sheet valuation methodology and a more efficient financial closing process. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections", the Company has retrospectively applied this change in method of inventory costing.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The impact of the change in method on certain financial statement line items is as follows:

                                                                              Three months    Nine months
                                                                                 ended           ended
                                                                              October 31,     October 31,
                                                                                  2006           2006
                                                                              ---------------------------
      Statement of earnings data:
      As originally reported- reclassified to present continuing operations
      Cost of sales                                                           $     62,133    $   180,323
      Operating income (loss)                                                 $       (163)   $     1,270
      Income taxes provision (benefit)                                        $        163    $      (502)
      Loss from continuing operations                                         $     (3,102)   $    (6,882)
      Net loss                                                                $    (20,672)   $   (33,091)
      Basic loss per share- continuing operations                             $      (0.12)   $     (0.27)
      Diluted loss per share- continuing operations                           $      (0.12)   $     (0.27)
      Basic and diluted net loss per share                                    $      (0.81)   $     (1.29)

      Effect of Change - Increase (decrease)
      Cost of sales                                                           $     (2,857)   $    (4,653)
      Operating (loss) income                                                 $      2,857    $     4,653
      Income taxes                                                            $         --    $        --
      (Loss) income from continuing operations                                $      2,857    $     4,653
      Net loss                                                                $      2,857    $     4,653
      Basic (loss) earnings per share- continuing operations                  $       0.11    $      0.18
      Diluted (loss) earnings per share- continuing operations                $       0.11    $      0.18
      Basic and diluted net loss per share                                    $       0.11    $      0.18

      As revised
      Cost of sales                                                           $     59,276    $   175,670
      Operating Income                                                        $      2,694    $     5,923
      Income taxes                                                            $        163    $      (502)
      Loss from continuing operations                                         $       (245)   $    (2,229)
      Net loss                                                                $    (17,815)   $   (28,438)
      Basic loss per share- continuing operations                             $      (0.01)   $     (0.09)
      Diluted loss per share- continuing operations                           $      (0.01)   $     (0.09)
      Basic and diluted net loss per share                                    $      (0.70)   $     (1.11)

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                  As of
                                                                               January 31,
                                                                                   2007
                                                                               ------------
      Balance sheet data:
      As originally reported- reclassified to present continuing operations
      Inventory                                                                $     44,150
      Total assets                                                             $    400,210
      Retained earnings                                                        $     70,474
      Total liabilities and stockholders' equity                               $    400,210

      Effect of change
      Inventory                                                                $      9,022
      Total assets                                                             $     11,777
      Retained earnings                                                        $     11,777
      Total liabilities and stockholders' equity                               $     11,777

      As revised
      Inventory                                                                $     53,172
      Total assets                                                             $    411,987
      Retained earnings                                                        $     82,251
      Total liabilities and stockholders' equity                               $    411,987

                                                                                   Nine
                                                                               Months Ended
                                                                               October 31,
                                                                                   2006
                                                                               ------------
      Statement of Cash Flows data:
      As originally reported- reclassified to present continuing operations
      Net cash used in continuing operations                                   $    (22,749)
      Change in inventories                                                    $     (4,086)
      Loss from continuing operations                                          $     (6,882)

      Effect of change
      Net cash used in continuing operations                                   $      4,653
      Change in inventories                                                    $      4,653
      Loss from continuing operations                                          $      4,653

      As revised
      Net cash used in continuing operations                                   $    (18,096)
      Change in inventories                                                    $        567
      Loss from continuing operations                                          $     (2,229)

      Had the Company continued to apply the LIFO method of accounting, the impact on the statement of operations would have resulted in a decrease to operating income of $8,376 and $17,697 ($8,376 and $17,697, net of tax) and an increase in basic and diluted losses and a decrease in basic and diluted earnings per share of approximately $0.33 and $0.69 for the three and nine months ended October 31, 2007, respectively.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

7.    OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

      During fiscal year 2005, the Company received $15,547 (which was included in other current liabilities at January 31, 2007) from the Chinese government as partial payment for the Company's old joint venture battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment, along with a final payment of $1,850 received during the first quarter of fiscal year 2008, was recognized as income, net of the book value of assets disposed and other exit costs, when the old facility was transferred to the Chinese government during the first quarter of fiscal year 2008. During the first quarter of fiscal 2008, the Company recognized a gain of $15,162 on this transaction.

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

      The Company historically classified unrecognized tax benefits in current taxes payable, or as a direct offset to deferred taxes to the extent the uncertain tax position impacted a net operating loss. As a result of adoption of FIN No. 48, the FIN No. 48 liability was reclassified and included within other liabilities in the Company's consolidated balance sheet.

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

      The Company files U.S. federal, state and foreign tax returns. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through fiscal year 2005. With few exceptions the Company is no longer subject to state or foreign examinations for years prior to fiscal year 2002.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

                                                                           Nine months ended
                                                                              October 31,
                                                                            2007       2006
      --------------------------------------------------------------------------------------
      Provision (benefit) for income taxes from continuing operations      $ 1,281    $ (502)
      Effective income tax rate                                               14.3%     16.2%

      The effective tax rates for continuing operations were 14.3% and 16.2% for the nine months ended October 31, 2007 and 2006, respectively. Tax expense in the nine months ended October 31, 2007 is due to a combination of tax expense in certain profitable foreign subsidiaries and the lack of tax benefit recognized in certain jurisdictions where the Company incurred a loss, in addition to the local tax exemption on proceeds received related to the relocation of the Shanghai facility. In the jurisdictions where the Company incurred a loss, the Company recorded an increase to its valuation allowance. The effective tax rate in the nine months ended October 31, 2006 benefited from the adjustment of approximately $300 of previously recorded tax reserves, due to the expiration of the statute of limitations for the tax years to which the reserves related.

      The U.S. tax impact from the involuntary conversion gain of its facilities in China was offset by a decrease in our valuation allowance and was treated as a discrete event during the first quarter of fiscal year 2008 and is reflected within the effective income tax rate for the nine months ended October 31, 2007.

      The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from December 31, 2009 to January 31, 2027. The Company believes that the future use or the amount if any of its loss carryforwards could be restricted as a result of changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code. This would have no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has been established against these net operating losses.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

      The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

                                                                                Three months ended         Nine months ended
                                                                                    October 31,               October 31,
                                                                                 2007         2006         2007         2006
      -------------------------------------------------------------------------------------------------------------------------
      Denominator:
      Denominator for basic earnings per common share- weighted average
         common share                                                         25,666,838   25,628,845   25,659,627   25,570,763
         Employee stock awards                                                        --           --           21           --
         Employee stock options                                                       --           --          419           --
                                                                              -------------------------------------------------
      Dilutive potential common shares                                                --           --          440           --
                                                                              -------------------------------------------------
      Denominator for diluted earnings per common share - adjusted weighted
         average common shares and assumed conversions                        25,666,838   25,628,845   25,660,067   25,570,763

      Due to a net loss in the three months ended October 31, 2007 and 2006, 1,052 and 34,790, respectively, of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would reduce the net loss per share. Due to a net loss during the nine months ended October 31, 2006, 63,477 of dilutive securities issuable in connection with stock option plans have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. Additionally, 20,120,932 of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted income per share calculation for the nine months ended October 31, 2007, because their effect would be anti-dilutive. During the nine months ended October 31, 2007, there were 2,313,197 outstanding employee stock options that were out of the money and therefore excluded from the calculation of the dilutive effect of employee stock options.

      In accordance with SFAS No. 128 "Earnings per Share" for the computation of diluted earnings per share for the nine months ended October 31, 2007, the (losses) earnings per share for discontinued operations and net income per share was included regardless of its effect, because the income from continuing operations was dilutive.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

      The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company completed remediation of on-site lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In March 2007, the parties executed a settlement agreement with the Company agreeing to purchase a parcel of land between its property and plaintiff's property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff's property. However, in July 2007, the Company received notice from plaintiff that plaintiff's property was allegedly more contaminated than previously contemplated and that plaintiff intends to pursue the litigation.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

      The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, "Accounting for Contingencies." As of October 31, 2007 and January 31, 2007, accrued environmental reserves totaled $1,591 and $2,192, respectively, consisting of $868 and $1,469 in other current liabilities and $723 and $723 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

11.   OPERATIONS BY REPORTABLE SEGMENT

      As a result of the Company's sale of its Power Electronics Division and certain assets of its Motive Power Divisions, the composition of the Company's reportable segments has changed. The remaining activities following these divestitures are included within our continuing operations, the Standby Power Division.

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

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

                                        October 31,             January 31,
                                           2007                    2007
                                   ---------------------   ---------------------
                                   Carrying                Carrying
                                    Amount    Fair Value    Amount    Fair Value
      --------------------------------------------------------------------------
      Commodity hedges             $    133   $      133   $  4,890   $    4,890
      Foreign exchange hedges      $     --   $       --   $    117   $      117
      --------------------------------------------------------------------------

      The commodity forwards are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income and released to earnings in the period the hedged item is recognized. From time to time, the Company may enter into put options at the time lead forward contracts are entered into to eliminate the risk of lead price declines below the put option strike price. During the three and nine months ended October 31, 2007, approximately $600 of expense was recorded in the consolidated statement of operations related to put option expense.

      Hedge accounting was not applied by the Company for its foreign exchange contracts; however, a natural hedging relationship exists between the underlying hedged items and the derivative instrument itself. Changes in fair value of the foreign exchange contracts are recorded in earnings each period.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

13.   WARRANTY

      The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

                                                            Nine months ended
                                                               October 31,
                                                             2007        2006
      -------------------------------------------------------------------------
      Balance at beginning of period                       $  7,760     $ 7,324
      Current year provisions                                 7,960       5,091
      Expenditures                                           (4,610)     (5,407)
      Effect of foreign currency translation                      2           5
      -------------------------------------------------------------------------
      Balance at end of period                             $ 11,112     $ 7,013
      -------------------------------------------------------------------------

      As of October 31, 2007, accrued warranty obligations of $11,112 include $3,957 in current liabilities and $7,155 in other liabilities. As of January 31, 2007, accrued warranty obligations of $7,760 include $2,890 in current liabilities and $4,870 in other liabilities.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

                                                    Pension Benefits    Postretirement Benefits
                                                   ------------------   -----------------------
                                                   Three months ended      Three months ended
                                                      October 31,             October 31,
                                                    2007       2006        2007          2006
      -----------------------------------------------------------------------------------------
      Components of net periodic benefit cost:
        Service cost                               $   382    $   438      $  31        $    45
        Interest cost                                1,070      1,048         61             62
        Expected return on plan assets              (1,218)    (1,212)        --             --
        Amortization of prior service costs              2          4         (5)            (7)
        Recognized actuarial loss/(gain)               425        528         (2)             1
      -----------------------------------------------------------------------------------------
      Net periodic benefit cost                    $   661    $   806      $  85        $   101
      =========================================================================================

                                                    Pension Benefits    Postretirement Benefits
                                                   ------------------   -----------------------
                                                   Nine months ended       Nine months ended
                                                      October 31,             October 31,
                                                    2007       2006        2007          2006
      -----------------------------------------------------------------------------------------
      Components of net periodic benefit cost:
        Service cost                               $ 1,147    $ 1,316      $  92        $   134
        Interest cost                                3,210      3,145        183            185
        Expected return on plan assets              (3,654)    (3,637)        --             --
        Amortization of prior service costs              6         11        (16)           (21)
        Recognized actuarial loss/(gain)             1,275      1,584         (4)             3
        Curtailment                                     22         13         --            (36)
        Special termination benefit                    173         --         --
      -----------------------------------------------------------------------------------------
      Net periodic benefit cost                    $ 2,179    $ 2,432      $ 255        $   265
      =========================================================================================

      The Company estimates that it will be required to make contributions of approximately $1,763 to its pension plans for fiscal year 2008. The Company also expects to make contributions totaling approximately $230 to the two Company sponsored postretirement benefit plans during fiscal year 2008.

                     C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

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

      During the fourth quarter of fiscal year 2007, the Company recorded severance charges of $2,387 in its financial statements within its Standby Power Division. These charges relate to workforce reduction of approximately 223 employees at the Company's joint venture in China. All employee terminations and cash payments were completed by April 30, 2007.

      On April 16, 2007, the Company announced its decision to close its Standby Power Division manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. As a result of this action, the Company recorded severance charges of $22 and $560 in its financial statements during the three and nine months ended October 31, 2007. These charges were included in the cost of sales on the consolidated statement of operations. In addition, the Company incurred approximately $200 of special pension termination benefits and approximately $1,500 of other costs relating to the closure of Conyers.

      On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision, the Company recorded severance accruals in the third quarter of $726 in its consolidated statement of operations. These charges relate to workforce reductions of approximately 168 employees.

      As a result of the divestitures of the Power Electronics Division and Motive Power Division, the Company has taken additional actions to reduce selling, general and administrative expenses. The Company recorded severance accruals in the third quarter of fiscal year 2008 of $528 in its consolidated statement of operations. These charges relate to workforce reductions of approximately 30 employees.

      A reconciliation of the beginning and ending severance liability and related activity is shown below.

                            Balance at                               Balance at
                            January 31,   Provision                  October 31,
                               2007       Additions   Expenditures      2007
      --------------------------------------------------------------------------

      Severance             $       626   $   1,814   $      1,058   $     1,382
      --------------------------------------------------------------------------
      Total                 $       626   $   1,814   $      1,058   $     1,382
      ==========================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Item 2.

      Three Months Ended October 31, 2007, compared to Three Months Ended October 31, 2006

      On August 31, 2007, the Company completed the sale of its Power Electronics Division for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company presents the results of operation of the Power Electronics Division for the three and nine months ended October 31, 2007 and 2006, respectively, as discontinued operations.

      On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company presents the results of operation of the Motive Power Division for the three and nine months ended October 31, 2007 and 2006, respectively, as discontinued operations. The Company recorded severance of approximately $1,000, fixed asset impairments of approximately $2,100 and approximately $1,100 in inventory obsolescence in discontinued operations as a result of the sale. The Company also recorded severance of approximately $250 within continuing operations in the quarter ended October 31, 2007 as a result of corporate down-sizing.

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

      Within the following discussion, unless otherwise stated, "quarter" and "three-month" period" refer to the third quarter of fiscal year 2008. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

      Continuing operations

      Net sales in the third quarter of fiscal year 2008 increased $20,664 or 29% to $91,253 from $70,589 in the third quarter of fiscal year 2007. This increase resulted from increased pricing coupled with strong volume in the UPS and cable markets.

      Gross profit in the third quarter of fiscal year 2008 decreased $5,463 or 48% to $5,850 from $11,313. Margins decreased from 16.0% in the third quarter of fiscal year 2007 to 6.4% in the third quarter of fiscal year 2008. Price increases and benefits from the Company's cost reduction programs were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange ("LME") prices increased from an average of $0.61 cents per pound in the third quarter of fiscal year 2007 to $1.52 per pound in the third quarter of fiscal year 2008. Lead traded as high as $1.81 per pound on October 15, 2007. Price increases to recover escalating lead costs continued to lag these higher raw material costs. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted. Gross margins were also impacted by restructuring activities during the quarter including the closure of our Conyers, Georgia facility and other headcount actions.

      Selling, general and administrative expenses in the third quarter of fiscal year 2008 increased $1,376 or 19% to $8,563 from $7,187 primarily as a result of higher warranty accruals in the amount of approximately $423 as a result of higher sales, commission expense of approximately $200 as a result of higher sales, an increase in severance of approximately $400 and higher wages and fringe benefits compared to the prior year. As a percentage of sales selling, general and administrative expenses were 9.4% and 10.2% in the third quarter of fiscal 2008 and 2007, respectively.

      Research and development expenses in the third quarter of fiscal year 2008 increased $293 or 20% to $1,725 from $1,432. As a percentage of sales, research and development expenses decreased from 2.0% in the third quarter of fiscal year 2007 to 1.9% in the third quarter of fiscal year 2008.

      In the third quarter of fiscal year 2008, the Company had an operating loss from continuing operations in the amount of $4,438 as compared to operating income of $2,694 in the comparable period of the prior fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Analysis of Change in Operating Income (Loss) from continuing operations Third Quarter of Fiscal Year 2008 vs. Third Quarter of Fiscal Year 2007

      -------------------------------------------------------------------------
      Operating income - third quarter of fiscal year 2007            $   2,694
      Lead costs, net                                                   (20,463)
      Price / volume                                                     13,282
      Severance                                                            (425)
      Conyers closure                                                    (1,386)
      Warranty                                                             (423)
      Other net, including cost reduction programs                        2,283
      -------------------------------------------------------------------------
      Operating loss - third quarter of fiscal year 2008              $  (4,438)
      =========================================================================

      Interest expense, net in the third quarter of fiscal year 2008 decreased $694 or 27% to $1,880 from $2,574 in the third quarter of fiscal year 2007, primarily due to a lower effective interest rate resulting from last year's convertible notes refinancing.

      Other income was $1,181 in the third quarter of fiscal year 2008 compared to other expense of $258 in the third quarter of fiscal year 2007. The difference was primarily due to $1,243 of foreign exchange gains in the third quarter of fiscal year 2008 compared to $604 of foreign exchange losses in the third quarter of fiscal year 2007.

      Income tax expense from continuing operations of $2,186 was recorded in the third quarter of fiscal year 2008, compared to $163 in the third quarter of fiscal year 2007. Tax expense in the third quarter of both fiscal years 2008 and 2007, is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the third quarter of fiscal year 2008, the joint venture partners share of losses were $330 compared to $56 in the third quarter of fiscal year 2007.

      As a result of the above, a loss from continuing operations of $6,993 was recorded in the third quarter of fiscal year 2008 as compared to a loss of $245 in the prior year.

Discontinued operations

      Loss from discontinued operations before income taxes was $4,167 in the third quarter of fiscal year 2008 as compared to $17,158 in the third quarter of fiscal year 2007. Income tax benefit from discontinued operations of $1,862 was recorded in the third quarter of fiscal year 2008, compared to income tax expense of $412 in the third quarter of fiscal year 2007. Net loss from discontinued operations for the three months ended October 31, 2007 was $2,305 compared to $17,570 in the comparable period of the prior fiscal year. The third quarter of fiscal year 2008 included one month of activity for the Power Electronics Division as compared to three months in the comparable period of the prior fiscal year. Additionally, the third quarter of fiscal year 2008 included a gain of approximately $3,900 related to the sale of our Power Electronics Division and severance and fixed asset impairments of approximately $3,100 related to the sale of certain assets of our Motive Power Division. The third quarter of fiscal year 2007 included a goodwill impairment within the Power Electronics Division in the amount of $13,947.

      As a result of the above, a net loss of $9,298 was recorded as compared to a net loss of $17,815 in the prior year. On a per share basis, the net loss from continuing operations was $0.27 in the third quarter of fiscal year 2008 compared to a net loss of $0.01 in the third quarter of fiscal year 2007, basic and diluted, respectively. The net loss from discontinued operations was $0.09 compared to $0.69 in the third quarter of fiscal year 2007, basic and fully diluted. The net loss on a per share basis was $0.36 compared to $0.70 in the third quarter of fiscal year 2007, basic and diluted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Other Comprehensive Loss

      Other comprehensive loss increased by $15,766 in the third quarter of fiscal year 2008 to $26,659 from a loss of $10,893 in the third quarter of fiscal year 2007. This increase was due to a foreign currency translation loss of $14,933 in the third quarter of fiscal year 2008 as compared to a gain of $3 in the comparable period of the prior fiscal year, coupled with an unrealized loss on derivative instruments in the amount of $2,939 in the third quarter of fiscal year 2008 as compared to a gain of $6,919 in the third quarter of fiscal year 2007. These increases in comprehensive loss were partially offset by a decrease in the net loss from $17,815 in the third quarter of fiscal year 2007 to $9,298 in the third quarter of fiscal year 2008, coupled with an adjustment to recognize pension liability and net periodic pension costs in the amount of $511 in the third quarter of fiscal year 2008.

      Nine Months Ended October 31, 2007, compared to Nine months Ended October 31, 2006

      Continuing operations

      Net sales for the nine months ended October 31, 2007 increased $41,129 or 20% to $251,586 from $210,457 in the nine months ended October 31, 2006. This increase resulted from increased pricing and strong volume in the UPS and cable markets.

      Gross profit for the nine months ended October 31, 2007 decreased $6,140 or 18% to $28,647 from $34,787. Margins decreased from 16.5% in fiscal year 2007 to 11.4% in fiscal year 2008. Price increases and benefits from the Company's cost reduction programs were offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange ("LME") prices increased from an average of $0.55 cents per pound in the nine months ended October 31, 2006 to $1.18 per pound in the nine months ended October 31, 2007. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted. Nine months ended October 31, 2007 results included severance costs and other costs associated with the closure of the Company's Conyers, Georgia facility of approximately $2,400.

      Selling, general and administrative expenses for the nine months ended October 31, 2007, increased $1,839 or 8% to $25,820 from $23,981. The increase is primarily due to a higher warranty accrual in the amount of $825, primarily as a result of the increase in sales, increased commissions of approximately $250 also related to the increase in sales and higher wages and fringe benefits compared to the prior year. As a percentage of sales selling, general and administrative expenses were 10.3% and 11.4% in the nine months ended October 31, 2007 and 2006, respectively.

      Research and development expenses for the nine months ended October 31, 2007 increased $66 or 1% to $4,949 from $4,883. As a percentage of sales, research and development expenses decreased from 2.3% in the nine months ended October 31, 2006 to 2.0% in the nine months ended October 31, 2007.

      During the nine months ended October 31, 2007, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

      Operating income from continuing operations for the first nine months of fiscal year 2008 was $13,040 compared to $5,923 for the first nine months of fiscal year 2007.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations
Nine months ended October 31, 2007 vs. nine months ended October 31, 2006

      -------------------------------------------------------------------------
      Operating income nine months ended October 31, 2006             $   5,923
      Lead costs, net                                                   (33,092)
      Price / volume                                                     24,638
      Gain on sale of Shanghai, China plant                              15,162
      Conyers closure                                                    (2,395)
      Warranty                                                             (838)
      Fiscal year 2007 management changes                                 1,025
      Fiscal 2008 severance                                                (425)
      Other net, including cost reduction programs                        3,042
      -------------------------------------------------------------------------
      Operating income nine months ended October 31, 2007             $  13,040
      =========================================================================

      Interest expense, net for the nine months ended October 31, 2007, decreased $1,860 or 23% to $6,190 from $8,050 in the nine months ended October 31, 2006, primarily due to a lower effective interest rate resulting from last year's convertible notes refinancing.

      Other income was $2,120 for the nine months ended October 31, 2007, compared to other expense of $975 in the nine months ended October 31, 2006. The difference was primarily due to $2,513 of foreign exchange gains in fiscal year 2008 compared to $976 of foreign exchange losses in fiscal year 2007.

      Income tax expense from continuing operations of $1,281 was recorded in the nine months ended October 31, 2007, compared to an income tax benefit of $502 in the nine months ended October 31, 2006. Tax expense in the nine months ended October 31, 2007 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

      Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2007, the minority interest expense was $3,672 compared to a benefit of $371 in the nine months ended October 31, 2006. Approximately, $5,003 of the increase in minority interest was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China.

      As a result of the above, income from continuing operations of $4,017 was recorded in the nine months ended October 31, 2007 as compared to a loss of $2,229 in the comparable period of the prior fiscal year.

Discontinued operations

      Loss from discontinued operations before income taxes was $10,564 for the nine months ended October 31, 2007 compared to a loss of $22,707 for the nine months ended October 31, 2006. Income tax expense from discontinued operations of $1,703 was recorded, compared to $3,502 for the nine months ended October 31, 2006, basic and diluted. Net loss from discontinued operations for the nine months ended October 31, 2007 was $12,267 compared to $26,209 in the comparable period of the prior fiscal year. Fiscal year 2008 included seven months of activity for the Power Electronics Division as compared to nine months in the comparable period of the prior fiscal year. Fiscal year 2007 included a goodwill impairment within the Power Electronics Division in the amount of $13,947.

      As a result of the above, a net loss of $8,250 was recorded as compared to a net loss of $28,438 in the prior fiscal year. On a per share basis, the net income from continuing operations was $0.16 for basic and diluted compared to a net loss of $0.09 for the nine months ended October 31, 2006. The net loss for discontinued operations was $0.48 for basic and diluted compared to a net loss of $1.02 for the nine months ended October 31, 2006, basic and diluted. Net loss on a per share basis was $0.32 basic and diluted, compared to a net loss of $1.11 in the prior year, basic and diluted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

Other Comprehensive Loss

      Other comprehensive loss decreased by $2,022 in the nine months ended October 31, 2007 to $26,082 from a loss of $28,104 in the nine months ended
October 31, 2006. This decrease was due to a decrease in the net loss from $28,438 in fiscal year 2007 to $8,250 in fiscal year 2008, coupled with an adjustment to recognize pension liability and net periodic pension costs in the amount of $1,361 in fiscal year 2008. These decreases in comprehensive loss were partially offset by a foreign currency translation loss of $13,957 in the nine months ended October 31, 2007 as compared to a gain of $442 in the comparable period of the prior fiscal year, coupled with an unrealized loss on derivative instruments in the amount of $5,236 in fiscal year 2008 as compared to a loss of $108 in fiscal year 2007.

Liquidity and Capital Resources

      Net cash used in operating activities from continuing operations was $31,835 for the nine months ended October 31, 2007, compared to $18,096 in the comparable period of the prior fiscal year. The cash use is primarily attributable to higher working capital investments required to fund escalating lead costs. The increase is a result of inventory increases attributable to higher lead and other raw material costs, an increase in cash used for accounts receivable due primarily to an increase in sales, driven by both pricing and volume partially offset by higher accounts payable balances.

      Net cash used in discontinued operations was $1,249 in the nine months ended October 31, 2007. In the nine months ended October 31, 2006, net cash provided by discontinued operations was $4,963.

      Net cash provided by continuing investing activities was $80,877 during the nine months ended October 31, 2007 as compared to net cash used in continuing investing activities of $15,408 during the nine months ended October 31, 2006. During the nine months ended October 31, 2007, we received $85,000 from Murata for the Power Electronics Division as well as $700 from Crown for certain assets of the Motive Power Division. Further proceeds of approximately $6,700 are expected to be received in connection with the sale of Motive Power assets over the next six months.

      Net cash used in discontinued investing activities was $298 and $4,091 in the nine months ended October 31, 2007 and 2006, respectively.

      Net cash used in continuing financing activities was $22,964 during the nine months ended October 31, 2007 as compared to cash provided by continuing financing activities of $21,942 in the comparable period of the prior fiscal year. Subsequent to the sale of the Power Electronics Division, the Company paid off the balance of its U.S. revolving line of credit. Proceeds from borrowings under the Company's revolving credit facility were the primary source of cash provided by financing activities in fiscal year 2007. The primary purpose of the new borrowings was to fund continued and discontinued operations.

      Net cash used in discontinued financing activities for the nine months ended October 31, 2007 and 2006 was $5,212 and $780, respectively.

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

      As of October 31, 2007, the maximum availability calculated under the borrowing base was $51,699, of which $0 was funded, and $5,317 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during the first nine months of fiscal year 2008 were primarily for cost reduction programs, normal maintenance and regulatory compliance. We estimate capital spending for fiscal year 2008 to be in the range of $9,000 to $12,000, for similar purposes as well as the move of manufacturing from Conyers, Georgia to Leola, Pennsylvania.

Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of October 31, 2007:

                                                       Payments Due by Period
                                       -------------------------------------------------------
                                                   Less than    1 - 3      4 - 5       After
Contractual Obligations                  Total      1 year      years      years      5 years
----------------------------------------------------------------------------------------------
Notes                                  $ 129,500   $      --   $     --   $     --   $ 129,500
Interest payable on notes              $ 131,295   $   6,935   $ 13,870   $ 13,870   $  96,620
Operating leases                       $   8,684   $   1,866   $  3,221   $  1,106   $   2,491
Lead commitments                       $ 272,902   $  82,058   $ 96,717   $ 94,127   $      --
----------------------------------------------------------------------------------------------
   Total contractual cas obligations   $ 542,381   $  90,859   $113,808   $109,103   $ 228,611
==============================================================================================

                                             Amount of Commitment Expiration per Period
                                       -------------------------------------------------------
                                         Total
                                        Amounts    Less than    1 - 3      4 - 5       After
Other Commercial Commitments           Committed    1 year      years      years      5 years
----------------------------------------------------------------------------------------------
Standby letters of credit              $   5,317   $   4,759   $    558   $     --   $      --
----------------------------------------------------------------------------------------------
   Total commercial commitments        $   5,317   $   4,759   $    558   $     --   $      --
----------------------------------------------------------------------------------------------

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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115". The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)
                  (Dollars in thousands, except per share data)

      On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations.

      On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

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

      We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 - Financial Statements and Supplementing Data of our Form 10-K for the fiscal year ended January 31, 2007, and the following general factors:

      o our ability to implement and fund based on current liquidity, business strategies, acquisitions and restructuring plans;

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

      o     impact of any changes in our management;

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

      On occasion, the Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our batteries. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                                                   Maximum Number
                                                                             Total Number         (or Approximate
                                                                              of Shares           Dollar Value) of
                                          Total Number                    Publicly Announced    Shares that May Yet
                                           of Shares     Average Price          Plans          Be Purchased Under the
      Period                               Purchased     Paid per Share      or Programs         Plans or Programs
      ---------------------------------------------------------------------------------------------------------------
      August 1 - August 31, 2007                    --      $   --                --                 1,000,000
      September 1 - September 30, 2007             791      $ 5.06                --                 1,000,000
      October 1 - October 31, 2007                  --      $   --                --                 1,000,000
      ------------------------------------------------                    ------------------
      Total                                        791                            --
      ================================================                    ==================

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

Item 6. Exhibits.

                                                                  Incorporated by Reference

                                                                 ---------------------------
Exhibit                                                                              Exhibit     Filed
Number                    Exhibit Description                    Form      Date      Number     Herewith
--------------------------------------------------------------------------------------------------------
 10.1     Consent and  amendment  No. 6 to Loan and  security    10-Q     7/31/07     10.1
          agreement,  dated as of  August  30,  2007,  by and
          among Wachovia Bank, National  Association,  in its
          capacity  as  agent,  C&D  Technologies,   Inc.,  a
          Delaware  corporation,  C&D  Technologies  (Datel),
          Inc.,  a  Delaware  corporation,  C&D  Technologies
          (CPS) LLC, a Delaware  limited  liability  company,
          C&D   Charter    Holdings,    Inc.,    a   Delaware
          corporation,  C&D  Dynamo  Corporation,  a Delaware
          corporation,   Dynamo  Acquisition  Corporation,  a
          Delaware corporation,  C&D International Investment
          Holdings  Inc.,  a Delaware  corporation  and Datel
          Holding Corporation, a Delaware corporation.

 10.2     Asset  Purchase  Agreement  dated October 24, 2007,    8-K     10/24/07     10.1
          between C&D  Technologies,  Inc. and Crown  Battery
          Manufacturing Co.

 18.1     Letter dated September 7, 2007 regarding  change in    10-Q     7/31/07     18.1
          accounting principles

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

                                          C&D TECHNOLOGIES, INC.


December 6, 2007                          By: /s/ Jeffrey A. Graves
                                              ----------------------------------
                                                  Jeffrey A. Graves
                                                  President, Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)


December 6, 2007                          By: /s/ Ian J. Harvie
                                              ----------------------------------
                                                  Ian J. Harvie
                                                  Vice President Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


December 6, 2007                          By: /s/ Neil E. Daniels
                                              ----------------------------------
                                                  Neil E. Daniels
                                                  Vice President Corporate
                                                  Controller and Treasurer
                                                  (Principal Accounting Officer)

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