Form 10-K
period 2008-01-31
C&D TECHNOLOGIES INC
filed 2008-04-11
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-9389

C&D TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its Charter)

State or other jurisdiction of incorporation or organization: Delaware

I.R.S. Employer Identification Number: 13-3314599

Address of principal executive offices: 1400 Union Meeting Road

Blue Bell, Pennsylvania 19422

Registrant’s telephone number, including area code: (215) 619-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2007: $120,602,546

Number of shares outstanding of each of the Registrant’s classes of common stock as of March 31, 2008: 25,666,477 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Part III—Portions of Registrant’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Form 10-K.

C&D TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended January 31, 2008

C&D TECHNOLOGIES, INC.

PART I

Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make. We may, from time to time, make written or verbal forward-looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions in filings with the Securities and Exchange Commission (“SEC”), in our press releases and in oral statements made by our representatives, identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are based upon management’s current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements involve risk and uncertainties that could cause our actual results to differ materially from anticipated results. Examples of forward-looking statements include, but are not limited to:

•

projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items;

•

statements of plans, strategies and objectives made by our management or board of directors, including the introduction of new products, cost savings initiatives or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities;

•	statements of future economic performance; and

•	statements regarding the ability to obtain amendments under our debt agreements.

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8—Financial Statements and Supplementing Data, and the following general factors:

•	our ability to implement and fund based on current liquidity, business strategies, acquisitions and restructuring plans;

•	our substantial debt and debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

•	restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

•	the litigation proceedings to which we are subject, the results of which could have a material adverse effect on us and our business;

•	our exposure to fluctuations in interest rates on our variable debt;

•

the realization of the tax benefits of our net operating loss carry forwards, which is dependent upon future taxable income and which may also be subject to limitation as a result of possible changes in ownership of the Company;

•

the fact that lead, a major constituent in most of our products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims;

•	our ability to successfully pass along increased material costs to our customers;

•	failure of our customers to renew supply agreements;

•	competitiveness of the battery markets in North America, Europe and Asia;

•	the substantial management time and financial and other resources needed for our consolidation and rationalization of acquired entities;

•	political, economic and social changes, or acts of terrorism or war;

•	successful collective bargaining with our unionized workforce;

•

risks involved in our foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against the United States interests;

•	our ability to maintain and generate liquidity to meet our operating needs;

•	we may have additional impairment charges;

•	our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	our success or timing of new product development;

•	impact of any changes in our management;

•	changes in our product mix;

•	success of productivity initiatives, including rationalizations, relocations or consolidations;

•	costs of our compliance with environmental laws and regulations and resulting liabilities; and

•	our ability to protect our proprietary intellectual property and technology.

Reportable Segments

As a result of the Company’s sale of its Power Electronics Division and certain assets of its Motive Power Divisions, the composition of the Company’s reportable segments has changed. The remaining activities of the Company following these divestitures are included within our continuing operations and sole business segment, the Standby Power Division.

The Market for Our Products

We manufacture and market integrated reserve power systems and components for the standby power market, which includes telecommunications, uninterruptible power supply (“UPS”) cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. We also produce the individual components of these systems including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television (“CATV”) signal powering, corporate data center powering and computer network backup for use during power outages.

We market our products through independent manufacturer’s representatives, national and global distributors, specialty resellers and our own sales personnel to end users and original equipment manufactures (“OEMs”).

Item 1.	Business

Overview

C&D Technologies, Inc. (together with its operating subsidiaries, “we,” “the Company,” “our” or “C&D”) is a leading manufacturer, marketer and distributor of electrical power storage systems for the standby power market.

History

We were organized in 1985 to acquire all the assets of C&D Power Systems Division of Allied Corporation, which, along with its predecessors, had been manufacturing batteries for more than 50 years. We have a global manufacturing platform with plants located in the United States (“U.S.”), Mexico and China and sell our products globally to thousands of customers. We believe we have become one of the largest providers of lead acid batteries used in standby power systems in North America.

During fiscal year 2008, we sold our Power Electronics Division and certain assets of our Motive Power Division. Our business is now focused on the Standby Power market.

Our Company manufactures, markets and distributes lead acid batteries and standby power systems that integrate lead acid batteries with other electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Our broad product offering includes: flooded lead acid batteries (“flooded”); valve-regulated lead acid (“VRLA”) batteries; and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in UPS systems, wireless and wireline telecommunications, CATV systems, utilities and other applications.

To meet the needs of our customers, we sell our batteries and other standby power systems components in a wide variety of sizes, configurations and electrical capacities. Specifically, we sell lead acid batteries in two broad categories: flooded and VRLA. Flooded batteries, which require periodic watering and maintenance, are typically used in UPS, telecommunications and utility applications. VRLA, or sealed, batteries, which are often smaller and require less maintenance, have shorter useful lives and are used in wireless cell sites, CATV systems, corporate data centers and computer networks and other applications. Power rectifiers convert or “rectify” external AC power into DC power at the required level and quality of voltage necessary to constantly charge the standby battery and operate the user’s equipment. Our batteries and standby power systems are marketed and sold under the DYNASTY®, MAXRATE®, msENDUR ®, LIBERTY® and SAGEON® brands.

Fiscal Year Reporting

Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned.

Products and Customers

We manufacture and market integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS, military, cable, utilities, nuclear power plant, pipeline, oil and gas and other process industries. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. We also produce the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, CATV signal powering, corporate data center network backup for use during power outages and power for utility switching stations during periods of power interruption. Our customers include industry-leading OEMs, broadband and telecommunications providers, large investor owned utilities as well as large end user customers across all industries including, banking, retail, healthcare and manufacturing.

We manufacture lead acid batteries for use in reserve power systems. We sell these batteries in a wide range of sizes and configurations in two broad categories:

•	flooded batteries; and

•	VRLA (sealed type).

Flooded batteries require periodic watering and maintenance. VRLA batteries require less maintenance and are often smaller.

To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or “rectify” external AC power into DC power at the required voltage to constantly charge the reserve battery and operate the user’s equipment. For installations with end applications that require varied power levels from 12Amps to 6000Amps, our power control and distribution equipment distributes the rectified power for each of the applications.

UPS. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until another power source comes back on-line. C&D offers distinct product families to meet the needs and requirements of this growing industry. Our DYNASTY High Rate Max VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life, improved runtime, in the same space as alternatives while complying with rigorous industry standards. Our flooded XT® products are utilized for large system back up in major data centers and critical 24/7 applications. As a critical component supplier to overall power backup solutions, our Standby Power Division continues to work closely with major global UPS OEMs to design cost-effective, reliable products to meet customer expectations.

Telecommunications. As with UPS, we produce battery solutions to fill the many application needs of today’s telecommunications industry. Designed specifically for the telecommunications need for long life and extended runtime, our flooded MCT™ and LCT™ family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE™ and msENDUR family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our C&D Tel Series VRLA Long Duration batteries are designed to Telcordia standards to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our telecommunications customers use the majority of our standby power products in applications, such as central telephone exchanges, microwave relay stations, private branch exchange (“PBX”) systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

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

Modular Power Plants. We offer several modular power plants, which are a type of integrated reserve power system. These products, which are referred to as the SAGEON® Series Power Plant, integrate advanced rectifiers with virtually maintenance-free valve-regulated batteries. These plants are designed to fit virtually any application that demands stable, reliable and easily expandable DC power.

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

Sales, Installation and Servicing

The sales, installation and servicing of certain products are performed through several networks of independent manufacturer’s representatives located throughout North America. Most of our independent manufacturer’s representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchased for resale. Other products are sold via a network of independent manufacturer’s representatives as well as independent distributors located throughout the world.

In addition to these networks of independent manufacturer’s representatives and distributors, we employ internal sales management consisting of regional sales managers, account specific sales persons and product/market specialists. The regional sales managers are each responsible for managing a number of independent manufacturer’s representatives and for developing long-term relationships with large end users, OEMs and national accounts. We also employ a separate sales organization that works with the independent manufacturer’s representative network and directly with certain large customers.

We have internal product management and marketing personnel to manage the development of new products from the initial concept definition and management approval stages through the engineering, production and sales processes. They are also responsible for applications engineering, technical training of sales representatives and the marketing communications function.

We maintain branch sales and service facilities in North America, Europe and Asia, with the support of our headquarters and service personnel, and have business relationships with sales representatives and distributors throughout the world.

One customer of C&D accounted for 14.3%, 14.7% and 12.1% of our net sales for the years ended January 31, 2008, 2007 and 2006, respectively. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to twenty years, generally are applicable to flooded standby power batteries.

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

Our order backlog at March 31, 2008 and 2007 from continuing operations was $51,100,000 and $46,700,000, respectively. We expect to fill virtually all of the March 31, 2008, backlog during fiscal year 2009.

Manufacturing and Raw Materials

We manufacture our products at four domestic plants, one plant in China and one plant in Mexico. We manufacture most key product lines at a single focused plant in order to optimize manufacturing efficiency, asset management and quality control.

On April 16, 2007, the Company announced its decision to close its manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. The move was completed in the fourth quarter of Fiscal 2008.

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

Competition

The Standby Power market is highly competitive and has experienced substantial consolidation both among competitors who manufacture and sell Standby Power batteries and among customers who purchase Standby Power batteries. Our competitors range from start up companies to major domestic and international corporations. We also compete with other energy storage technologies.

Our products compete on the basis of:

•	product quality and reliability;

•	technology;

•	reputation;

•	delivery capability; and

•	customer service.

We offer competitive pricing and highly value our relationships with our customers. In addition, we believe that we have certain competitive advantages in specific product lines.

We believe that we are one of the largest producers in the standby market in North America. We believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position. We compete principally with Exide Technologies, GS Yuasa, Enersys and East Penn Manufacturing in the standby power market.

When lead prices rise, certain of our battery competitors that own smelting operations may have lower lead costs than we have. However, when lead prices decline, the high fixed costs associated with these operations may provide the Company with a cost advantage.

Research and Development

Research and development expenses from continuing operations for the fiscal years ended January 31, 2008, 2007 and 2006, were $6,433,000, $6,232,000 and $5,876,000, respectively.

We maintain extensive technology departments concentrating on electrochemical and electronics technologies. We focus on:

•	research into lead-acid and other energy storage technologies;

•	design and development of new products;

•	development and improvement of existing products;

•	sustaining engineering;

•	production engineering (including quality testing and managing the changes in production capacity); and

•	evaluation of competitive products, including alternative chemistries.

Research and development activities are principally managed in North America. New product releases continue to be a contributor to revenue. New product launches in fiscal year 2008 include:

•

the msEndur II series of large format VRLA batteries. This product launch builds on the success of the msEndur series, increasing power output per unit, increasing material efficiency, and making the product more compatible for use in UPS systems.

•

a new low profile monobloc battery, the UPS-12475 MRLP. This product featured the power output of the larger UPS-12475 into a lower profile container, increasing power density and material efficiencies.

•	the Ntegrity™ series of standby power cabinets, capable of mounting standard monobloc and front access batteries for UPS applications.

•	extensions of the new XTR™ flooded battery systems for UPS applications.

In addition to new product launches, the R&D organization also reviews the designs of existing products. Several of these products were redesigned to improve material efficiencies and increase power output, and to incorporate new, more cost effective and efficient components.

Additionally, the divisions strive to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during the year.

International Operations

Along with our domestic manufacturing facilities, we have international manufacturing facilities in China and Mexico. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China, Europe and the Middle East. International sales accounted for 14%, 14% and 13% of net sales for the years ended January 31, 2008, 2007 and 2006, respectively.

Patents and Trademarks

We own and license certain patents and trademarks that we consider to be of importance to our business. However, we believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent and trademark protection. While we believe that patents and trademarks are important to our business, the loss of any single or several patents or trademarks would not have a material adverse effect on our Company. The principal trademarks of the Company, which we regard as being of substantial value in the marketing of our products, include: C&D®, C&D TECHNOLOGIES®, C&D TECHNOLOGIES POWER SOLUTIONS®, DYNASTY®, LIBERTY®, LIBRA®, LIBERTY SERIES®, C-LINE®, COMPUCHARGE® , EM-LINE®, FERRO FIVE®, MAXRATE®, msENDUR®, RANGER®, SAGEON®, SCOUT®, SMARTBATTERY®, and V-LINE®.

Employees

On January 31, 2008, we employed approximately 1,400 people. Of these employees, approximately 1,000 were employed in manufacturing and approximately 400 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at two North American plants are represented by three different unions under collective bargaining agreements.

Environmental Regulations

Our operations are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to, the following:

•	requirements relating to the handling, storage, use and disposal of lead and other hazardous materials used in manufacturing processes and contained in solid wastes;

•	record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials;

•	monitoring and permitting of air emissions and water discharge; and

•	monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing process.

We operate under a comprehensive environmental, health and safety compliance program, which is headed by an environmental director and staffed with trained environmental professionals. As part of our program, we:

•	prepare environmental and health and safety practice manuals and policies;

•	conduct employee training;

•	develop and implement waste minimization initiatives;

•	undertake periodic internal and oversee external audits of our operations and environmental and health and safety programs;

•	practice and engage in routine sampling and monitoring of employee chemical and physical exposure levels;

•	engage in sampling and monitoring of potential points of environmental emissions; and

•	prepare and/or review internal reports to regulatory bodies and interface with them regarding environmental, safety and other issues.

In addition, we also have installed certain pollution abatement equipment to reduce emissions and discharges of regulated pollutants into the environment. Our program monitors and seeks to resolve potential environmental liabilities that result from, or may arise from, current and historic hazardous materials handling and waste disposal practices. We have a spent product recapture and recycling program in place for our facilities and our customers.

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

Notwithstanding the Company’s efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company’s business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (“Allied”) for the acquisition (the “Acquisition”) of the Company (the “Acquisition Agreement”), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied’s successor in interest, Honeywell (“Honeywell”).

C&D is participating in the investigation of contamination at several lead smelting facilities (“Third Party Facilities”) to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, C&D and several other potentially responsible parties (“PRP”s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States Environmental Protection Agency (“EPA”) Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (“Exide”), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including C&D, for which C&D’s allocated share rose from 5.25% to 7.79%.

In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. (“NL”) and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continues to negotiate with NL at this site regarding the Company’s share of the allocated liability.

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

C&D, together with Johnson Controls, Inc. (“JCI”), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750,000 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (“CVOC”s) in groundwater.

In January 1999, the Company received notification from the U.S. EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (“DOJ”) through March 2003 regarding a potential resolution of this matter. The government filed suit against C&D in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600,000. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System (“NPDES”) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree.

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the C&D Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the C&D property. The EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act (“RCRA”) corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified C&D that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from the C&D Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, C&D agreed to an Administrative Order on Consent with the EPA to investigate, and remediate if necessary, site conditions at the facility. The scope of any potential exposure is not defined at this time.

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against C&D alleging, among other things, that C&D was allowing lead contaminated stormwater runoff to leave the C&D property and contaminate the adjoining property. The parties entered an agreement to settle the litigation in March 2007 with C&D agreeing to purchase a parcel of land between the C&D property and plaintiff’s property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff’s property. In July 2007, the plaintiff provided notice that it is withdrawing from the settlement agreement alleging additional unknown contamination had been discovered. The Company believes the allegation is without merit and intends to vigorously defend the lawsuit.

We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” As of January 31, 2008, accrued environmental reserves totaled $1,496,000 consisting of $796,000 in other current liabilities and $700,000 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

C&D has included as Exhibits 31.1 and 31.2 to its Annual Report on form 10-K for fiscal year ended January 31, 2008, filed with the SEC, certifications of the Chief Executive Officer and Chief Financial Officer of C&D regarding the quality of C&D’s public disclosure. In June 2007, C&D submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by C&D of the New York Stock Exchange corporate governance listing standards.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

C&D maintains an Internet web site (www.cdtechno.com) and makes available free of charge on or through the web site its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. C&D also makes available on its web site and in printed form upon request, C&D’s Code of Business Conduct, which includes C&D’s Corporate Compliance Program and a Code of Ethics for C&D’s Chief Executive Officer, Chief Financial Officer and all C&D personnel serving in a finance, accounting, tax or investor relations role.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary cost component of our battery products, or other product parts or components. Lead represented approximately 40% of our cost of sales in fiscal year 2008. Lead market prices averaged $0.45 per pound in fiscal year 2006, $0.60 per pound in fiscal year 2007 and $1.21 per pound in fiscal year 2008. Lead traded as high as $1.81 per pound on October 15, 2007. The increase in lead market price has negatively impacted our financial results in recent years. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements.

We have lead escalator clauses in our customer contracts which allow us to offset the increase in lead costs through higher revenue—generally on a lag basis. Also, during fiscals 2007 and 2008, we announced several price increases, and in November 2006 implemented a lead surcharge to mitigate the impact of the higher lead costs on our results of operations. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

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

Our $75,000,000 principal amount Line of Credit Facility (“Credit Facility”), the indenture governing our 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) and the indenture governing our 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”), contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility and the indentures governing our 2005 Notes and 2006 Notes restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•	purchase or redeem stock;

•	issue stock of our subsidiaries;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•	create liens on our assets to secure debt.

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

Changes in the tax legislation in the Peoples Republic of China have effectively increased the cost basis of products manufactured at our Shanghai facility and exported from China by over 10%. Absent price increases to our customers, these changes would impact profitability of our Shanghai facility and may also impact the competitiveness of this operation versus alternative manufacturing locations.

Certain of our materials sourcing originates in China. Enforcement of existing laws or contracts based on existing Chinese law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction in China. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

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

Our results of operations could be adversely affected by conditions in the domestic and global economies or the markets in which we conduct business, such as telecommunications, UPS, cable television, switchgear and control and military. Our products are principally used in connection with the telecommunications and IT industries. Weakness in these markets, such as a decline in consumer and business expenditures for IT and telecommunications may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there were significant declines in corporate telecommunications and IT capital expenditures in recent years, and this negatively affected our results of operations.

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

Our financial performance and our ability to compete are largely dependent on our ability to renew our pipeline of new products and to bring these products to market, including:

•	introducing viable new products;

•	successfully completing research and development projects or integrating or otherwise capitalizing upon purchased or licensed technology;

•	obtaining adequate intellectual property protection;

•	maintaining or improving product quality or reducing product costs through continued product engineering; and

•	utilizing or gaining market acceptance of new products.

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

We have operations in Canada, China, England and Mexico, either directly or through joint ventures. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound and the Chinese RMB (Yuan). During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars, in spite of our efforts to hedge against currency risk exposures. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

Foreign operations are subject to risks that can materially increase the cost of operating in foreign countries and thereby may reduce our overall profitability. These risks include, but are not limited to:

•	currency exchange rate fluctuations;

•	increases in foreign tax rates and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate and/or sell our products, including inflation;

•	the difficulties associated with managing an organization spread throughout various countries;

•	required compliance with a variety of foreign laws and regulations; and

•	limited protection of intellectual property in certain foreign jurisdictions.

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

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third party distributors and manufacturer’s representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer’s representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Maintaining our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $8 million and $21 million in fiscal years 2008 and 2007, respectively. We expect to spend approximately 4% to 5% of future revenues on capital expenditures in future periods, excluding the construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

Currently, approximately 59% of our domestic workforce is unionized, and we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Set forth below is certain information, as of March 31, 2008, with respect to our principal properties.

Location	Square Footage	Products Manufactured at or Use of Facility
United States Properties:
Milwaukee, Wisconsin(1)	370,000	Small standby power batteries
Attica, Indiana(1)	295,000	Large standby power batteries
Leola, Pennsylvania(1)	240,000	Small standby power batteries, Round Cell and battery R&D laboratory
Dunlap, Tennessee(2)	72,000	Electronics products and electronics R&D laboratory
Blue Bell, Pennsylvania(2)	63,000	Corporate headquarters

International Properties:
Shanghai, China(3)	327,000	Small standby power batteries
Reynosa, Mexico(1)	240,000	Large standby power batteries and motive power batteries
Romsey, United Kingdom(2)	21,000	Distribution center
Mississauga, Canada(2)	20,000	Sales office and distribution center

(1)	Property is owned by C&D.
(2)	Property is leased by C&D.
(3)	Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 46 years remain.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business—Environmental Regulations for a description of certain legal proceedings in which we are involved.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. There were 49 registered record holders of our Common Stock on March 31, 2008.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

	Years Ended January 31,
	2008		2007
Fiscal Quarter	High	Low	High	Low
First Quarter	$6.25	$4.75	$9.55	$7.90
Second Quarter	6.43	4.63	8.24	6.15
Third Quarter	5.80	3.70	8.18	4.93
Fourth Quarter	7.01	4.35	5.50	3.80

Dividends. For the years ended January 31, 2008 and 2007, we declared dividends per share as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008	$—	$—	$—	$—
2007	$0.01375	$—	$—	$—

Our loan agreements permit dividends to be paid on our Common Stock, up to $1,750,000 in any one calendar year, subject to certain restrictions, including having excess availability of at least $30,000,000 for each of the thirty consecutive days immediately prior to the date of the dividend. Subject to those restrictions and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.)

On February 22, 2000, the Board of Directors of C&D declared a dividend of one common stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among C&D, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from C&D one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of C&D, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock by C&D Technologies, Inc. during the last three months ended January 31, 2008.

Item 6.	Selected Financial Data

The following selected historical financial data for the periods indicated have been derived from C&D’s audited amended consolidated financial statements giving effect for discontinued operations.

STATEMENT OF OPERATIONS DATA

(In thousands, except share and per share data)

Fiscal(1)	2008(2)	2007(3)	2006(4)	2005 (5)(6)	2004(7)
NET SALES	$346,073	$287,241	$263,689	$253,747	$239,872

COST OF SALES	310,089	249,385	215,326	210,434	173,571

GROSS PROFIT	35,984	37,856	48,363	43,313	66,301

OPERATING EXPENSES:
Selling, general and administrative expenses	35,576	33,228	34,685	28,425	30,716
Research and development expenses	6,433	6,232	5,876	6,041	5,637
Gain on sale of Shanghai, China plant	(15,162)	—	—	—	—

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	9,137	(1,604)	7,802	8,847	29,948

Interest expense, net	8,246	11,260	9,805	4,693	523
Other (income) expense, net	(921)	1,393	259	965	1,492

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,812	(14,257)	(2,262)	3,189	27,933
Provision for income taxes from continuing operations	1,063	919	8,669	1,145	10,335

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	749	(15,176)	(10,931)	2,044	17,598
Minority interest	2,931	(1,273)	83	(5)	83

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(2,182)	(13,903)	(11,014)	2,049	17,515

NET (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(15,091)	(25,652)	(42,513)	(83,025)	(721)

INCOME TAX PROVISION (BENEFIT) FROM DISCONTINUED OPERATIONS	1,262	3,175	3,330	(22,057)	(266)

LOSS FROM DISCONTINUED OPERATIONS	(16,353)	(28,827)	(45,843)	(60,968)	(455)

NET (LOSS) INCOME	$(18,535)	$(42,730)	$(56,857)	$(58,919)	$17,060

Income (loss) per share
Basic:(8)
Net (loss) income from continuing operations	$(0.09)	$(0.54)	$(0.43)	$0.08	$0.69

Net loss from discontinued operations	$(0.63)	$(1.13)	$(1.81)	$(2.41)	$(0.02)

Net (loss) income	$(0.72)	$(1.67)	$(2.24)	$(2.33)	$0.67

Diluted(9)
Net (loss) income from continuing operations	$(0.09)	$(0.54)	$(0.43)	$0.08	$0.68

Net loss from discontinued operations	$(0.63)	$(1.13)	$(1.81)	$(2.39)	$(0.02)

Net (loss) income	$(0.72)	$(1.67)	$(2.24)	$(2.31)	$0.66

Dividends per common share	$—	$0.01375	$0.055	$0.055	$0.055

BALANCE SHEET DATA
Total assets	$317,557	$411,987	$426,852	$485,552	$389,989
Short-term debt	5,568	1,286	—	—	—
Long-term debt	124,133	147,925	127,851	128,750	19,620
Stockholders’ equity	69,108	95,667	139,250	213,956	273,572

(1)	The Power Electronics Division and certain assets of the Motive Division were sold during the fiscal year 2008 and as a result the results of those divisions have been classified Discontinued Operations for all periods.
(2)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2008: Cost of Sales includes a $15,162 gain on the sale of our old Shanghai, China manufacturing facility and $2,991 of costs associated with the closure of our Conyers, Georgia manufacturing facility.
(3)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2007: Cost of Sales includes non-cash fixed asset impairment charges totaling $985 and $763 relating to environmental clean up charges in our Standby Power Division. Loss from Discontinued Operations includes a non-cash goodwill impairment charge of $13,947, relating to the Power Electronics Division.
(4)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2006: Cost of Sales also includes the reversal of $2,481 of environmental reserves as a result of revised estimates associated with two of our facilities. The Loss from Discontinued Operations includes fixed asset impairments, non-cash goodwill, environmental reserves and intangible asset impairment charges of $4,802, $13,674, $1,023 and $20,045, respectively.
(5)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2005: Cost of sales includes non-cash fixed asset impairment, environmental clean-up, and rigging, transportation and severance costs of $6,407, $2,481 and $599. The Loss from Discontinued Operations includes non-cash fixed asset impairment, environmental clean-up, rigging, transportation and severance costs, non-cash goodwill and intangible asset impairment charges of $3,195, $1,400, $827, $74,233 and $464, respectively.
(6)	On May 27, 2004, we acquired Celab Limited, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries, a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which operated as CPS, a Toronto, Ontario-based company. For reporting purposes, these three acquisitions are included in Loss from Discontinued Operations.
(7)	On September 25, 2003, we and our wholly owned Mexican subsidiary, C&D Technologies Reynosa, S. de R.L. de C.V., acquired from Matsushita Battery Industrial Corporation of America, and its Mexican subsidiary, Matsushita Battery Industrial de Mexico, S.A. de C.V., a 240,000 square foot facility in Reynosa, Mexico, and the equipment in that facility historically used for the manufacture of large, VRLA batteries for standby power applications. In addition, we entered into a worldwide technology license agreement with Matsushita Battery Industrial Co. Ltd. of Japan for selected patents and know-how relating to the manufacturing technology for the aforementioned products. For reporting purposes, the acquisition of the Reynosa facility and associated operating results are included in activity for both Continuing and Loss from Discontinued Operations.
(8)	Based on 25,661,354, 25,590,448, 25,379,717, 25,349,488 and 25,536,628 weighted average shares outstanding—basic, for fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.
(9)	Based on 25,661,354, 25,590,448, 25,379,717, 25,483,783 and 25,731,961 weighted average shares outstanding—diluted, for fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended January 31, 2008 and 2007 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Report on Form 10-K.

Impact of Economy and Shift in Customer Demand and results

During fiscal year 2008, we experienced increased demand for products sold, both domestically and internationally. Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have risen significantly from an annual average of $0.45 per pound in 2006 to $1.21 per pound in 2008.

We have implemented a series of selling price increases and a surcharge mechanism for some of our customers. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted. .

Raw Material Pricing and Productivity

Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2008, 2007 and 2006, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2008	2007	2006
Average annual LME price per pound of lead	$1.21	$0.60	$0.45
Lowest average monthly LME price per pound of lead	$0.81	$0.44	$0.39
Highest average monthly LME price per pound of lead	$1.69	$0.78	$0.57

Lead represented approximately 40% of our cost of good sold for the fiscal year 2008. Lead traded as high as $1.81 per pound on October 15, 2007. The increase in lead market price has negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. We estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,000,000.

Inflation

The cost to C&D of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. All of our raw materials prices, including lead, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2008. We generally have not been able to fully offset these higher prices through our pricing actions.

We believe that, over recent years, we have been able to offset inflationary cost increases on most items other than lead by:

•	effective raw materials purchasing programs;

•	increases in labor productivity;

•	improvements in overall manufacturing efficiencies; and

•	selective price increases of our products.

Results of Operations

The following table sets forth selected items in C&D’s consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal	2008	2007	2006
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	89.6%	86.8%	81.7%

GROSS PROFIT	10.4%	13.2%	18.3%

OPERATING EXPENSES:
Selling, general and administrative expenses	10.3%	11.6%	13.2%
Research and development expenses	1.9%	2.2%	2.2%
Gain on sale of Shanghai, China plant	(4.4)%	0.0%	0.0%

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	2.6%	(0.6)%	2.9%

Interest expense, net	2.4%	3.9%	3.7%
Other (income) expense, net	(0.3)%	0.5%	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	0.5%	(5.0)%	(0.9)%
Provision for income taxes from continuing operations	0.3%	0.3%	3.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	0.2%	(5.3)%	(4.2)%
Minority interest	0.8%	(0.4)%	0.0%

NET (LOSS) FROM CONTINUING OPERATIONS	(0.6)%	(4.9)%	(4.2)%

NET (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(4.3)%	(8.9)%	(16.1)%
Income tax provision from discontinued operations	0.4%	1.1%	1.3%

LOSS FROM DISCONTINUED OPERATIONS	(4.7)%	(10.0)%	(17.4)%

NET LOSS	(5.3)%	(14.9)%	(21.6)%

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventory Reserves

Inventories are stated at the lower of cost or market. During the year the Company changed the method of accounting for Inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. As a result cost is determined by the FIFO method for all inventories. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

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

Impairment of Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company’s overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. The implied fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

Employee Benefit Plans

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

Deferred Tax Valuation Allowance

The Company records a valuation allowance to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets.

Warranty Reserves

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers’ products and processes, C&D’s warranty obligation is affected by product failure rates, warranty replacement costs and service delivery costs incurred in correcting a product failure. Should actual product failure rates, warranty replacement costs or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be made.

Litigation and Environmental Reserves

The Company is involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with SFAS No. 5, “Accounting for Contingencies” and Statement of Position 96-1, “Environmental Remediation Liabilities,” we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

Results of Operations

On August 31, 2007, the Company completed the sale of its Power Electronics Division for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Power Electronics Division for the years ended January 31, 2008, 2007 and 2006, respectively, as discontinued operations.

On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method. In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, the Company has retrospectively applied this change in method of inventory costing to all prior periods. See Note 2, Change in Method of Accounting, and Note 4, Inventories, in the notes to the consolidated financial statements for further discussion.

On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Motive Power Division for the years ended January 31, 2008, 2007 and 2006, respectively, as discontinued operations. The Company recorded severance of approximately $1,000, fixed asset impairments of approximately $2,500 and approximately $1,700 in inventory obsolescence in discontinued operations as a result of the sale.

Fiscal 2008 Compared to Fiscal 2007

Continuing operations

Net sales for fiscal year 2008 increased $58,832 or 20.5% to $346,073 from $287,241 in fiscal year 2007. This increase resulted from increased pricing and strong volume in the UPS and cable markets.

Gross profit for fiscal year 2008 decreased $1,872 or 5% to $35,984 from $37,856. Margins decreased from 13.2% in fiscal year 2007 to 10.4% in fiscal year 2008. Price increases and benefits from the Company’s cost reduction programs were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange (“LME”) prices increased from an average of $0.60 cents per pound in fiscal year 2007 to $1.21 per pound in fiscal 2008. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted. Fiscal year 2008 results included severance costs and other costs associated with the closure of the Company’s Conyers, Georgia facility of approximately $3,000.

Selling, general and administrative expenses for fiscal year 2008, increased $2,348 or 7.1% to $35,576 from $33,228. The increase is primarily due to higher warranty charges in the amount of approximately $600, primarily as a result of the increase in sales, increased commissions of approximately $550 also related to the increase in sales and higher wages and fringe benefits compared to the prior year, partially offset by the benefit of headcount reductions during the second half of fiscal year 2008. As a percentage of sales, selling, general and administrative expenses were 10.3% and 11.6% in the fiscal years 31, 2008 and 2007, respectively.

Research and development expenses for fiscal year 2008 increased $201 or 3.2% to $6,433 from $6,232. As a percentage of sales, research and development expenses decreased from 2.2% in the fiscal year 2007 to 1.9% in fiscal year 2008.

During the fiscal year 2008, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

Operating income from continuing operations for the fiscal year 2008 was $9,137 compared to a loss of $1,604 for fiscal year 2007. This change was due to a number of factors summarized in the accompanying table including a one time gain on the sale of a plant located in Shanghai, China of $15,162.

Analysis of Change in Operating Income from continuing operations for fiscal year 2008 vs. fiscal year 2007.

Fiscal Year 2008 vs. 2007
Operating income (loss)—fiscal 2007	$(1,604)
Lead- increased costs, net	(52,491)
Fiscal 2007- severance	1,025
Fiscal 2008- severance	(425)
Fiscal 2008- Gain on sale of plant in Shanghai, China	15,162
Fiscal 2007- Shanghai, China severance	2,387
Fiscal 2007- Conyers, Georgia closure costs	1,993
Fiscal 2008- Conyers, Georgia closure costs	(2,991)
Pricing/Volume/mix	42,843
Increase in warranty expense	(588)
Other, including cost reduction programs	3,826

Operating income fiscal 2008	$9,137

Interest expense, net for fiscal year 2008, decreased $3,014 or 26.8% to $8,246 from $11,260 in fiscal year 2007, primarily due to a lower effective interest rate for a full year resulting from fiscal year 2007’s convertible notes refinancing and a decrease in average borrowings on our line of credit.

Other income was $921 for fiscal year 2008, compared to other expense of $1,393 in fiscal year 2007. The difference was primarily due to $1,428 of foreign exchange gains in fiscal year 2008 compared to $850 of foreign exchange losses in fiscal year 2007. These exchange gains and losses are principally related to movements in the Canadian dollar.

Income tax expense from continuing operations of $1,063 was recorded in fiscal year 2008, compared to $919 in fiscal year 2007. Tax expense in fiscal year 2008 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2008, the minority interest expense was $2,931 compared to a benefit of $1,273 in fiscal year 2007. Approximately, $5,000 of the increase in minority interest was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China.

As a result of the above, a loss from continuing operations of $2,182 was recorded in fiscal year 2008 as compared to a loss of $13,903 in the prior fiscal year.

Discontinued operations

Loss from discontinued operations before income taxes was $15,091 for fiscal year 2008 compared to a loss of $25,652 for fiscal year 2007. Income tax expense from discontinued operations of $1,262 was recorded, compared to $3,175 for fiscal year 2007. Net loss from discontinued operations for fiscal year 2008 was $16,353 compared to $28,827 in the prior fiscal year. Fiscal year 2008 included seven months of activity for the Power Electronics Division and eleven months for the Motive Power Division as compared to the entire year in fiscal year 2007. Additionally, fiscal year 2008 included severance and fixed asset impairments of approximately $3,100 related to the sale of certain assets of our Motive Power Division. Fiscal year 2007 included a goodwill impairment within the Power Electronics Division in the amount of $13,947.

Per Share Information

As a result of the above, a net loss of $18,535 was recorded as compared to a net loss of $42,730 in the prior fiscal year. On a per share basis, net loss from continuing operations was $0.09 for basic and diluted compared to a net loss of $0.54 for fiscal year 2007, basic and diluted. The net loss for discontinued operations was $0.63 for basic and diluted compared to a net loss of $1.13 for fiscal year 2007, basic and diluted. Net loss on a per share basis was $0.72 basic and diluted, compared to a net loss of $1.67 in the prior year, basic and diluted.

Other Comprehensive Loss

Other comprehensive loss decreased by $11,494 in fiscal year 2008 to $28,853 from a loss of $40,347 in fiscal year 2007. This decrease was due to a decrease in the net loss from $42,730 in fiscal year 2007 to $18,535 in fiscal year 2008 coupled with a decrease in the pension liability adjustment from $3,124 to $12,430 in fiscal year 2008. These decreases in comprehensive loss were partially offset by a foreign currency translation loss of $12,480 in fiscal year 2008 as compared to a gain of $700 in the prior fiscal year, coupled with an unrealized loss on derivative instruments in the amount of $10,268 in fiscal year 2008 as compared to a loss of $1,441 in fiscal year 2007.

Fiscal 2007 Compared to Fiscal 2006

Continuing operations

Net sales for fiscal year 2007 increased $23,552 or 9% to $287,241 from $263,689 in fiscal year 2006 primarily due to increased pricing.

Gross profit for fiscal 2007 decreased $10,507 or 22% to $37,856 from $48,363. Margins decreased to 13.2% from 18.3% in fiscal year 2006. Price increases were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average LME prices increased from an average of 45 cents per pound in fiscal year 2006 to 60 cents per pound in fiscal 2007. Fiscal year 2007 results included severance related to our Shanghai, China facility of $2,387 and costs associated with the closure of the division’s Conyers, Georgia facility of approximately $1,993.

Selling, general and administrative expenses for fiscal year 2007 decreased $1,457 or 4.2% to $33,228 from $34,685. This decrease was primarily due to lower salary and fringe costs in the amount of $493, lower fees for outside professional services in the amount of $2,331 and lower warranty expenses of $1,004. These decreases were partially offset by higher advertising of $234, higher sales commissions of $965 and higher travel costs of $490. The decrease in salary and fringes were primarily due to lower bonus and severance expenses. The decrease in professional fees was primarily due to lower Sarbanes-Oxley and audit related expenses. Increased commissions are the result of the increase in sales described above.

Research and development expenses for fiscal 2007 increased $356 or 6% to $6,232 from $5,876. As a percentage of sales, research and development expenses stayed about the same at 2.2% in fiscal year 2006 and fiscal year 2007.

The Company had an operating loss from continuing operations in fiscal year 2007 of $1,604 as compared to operating income of $7,802 in fiscal year 2006.

Analysis of Change in Operating (Loss) Income from continuing operations for fiscal year 2007 vs. fiscal year 2006.

Fiscal Year 2007 vs. 2006
Operating income (loss)—fiscal 2006	$7,802
Lead- increased costs, net	(13,889)
Fiscal 2006-management changes—Severance/executive search fees	1,528
Fiscal 2006-environmental liability estimate change	(2,481)
Fiscal 2007-management severance	(1,025)
Fiscal 2007-Shanghai, China severance	(2,387)
Fiscal 2007-Conyers Georgia closure costs	(1,993)
Pricing/Volume/mix	15,100
Decrease/(increase) in warranty expense	1,527
Other-principally other material costs	(5,786)

Operating income (loss) fiscal 2007	$(1,604)

Interest expense net for fiscal year 2007 increased $1,455 or 15% to $11,260 from $9,805 in fiscal year 2006, primarily due to higher debt levels, coupled with a higher effective interest rate. Additionally, $964 of unamortized debt discount related to the Company’s term loan, which was repaid in November 2006, was charged against interest expense during fiscal year 2007. The Company also incurred a $500 pre-payment penalty related to the early payment of our Term Loan.

Other expense was $1,393 in fiscal year 2007 compared to other expense of $259 in fiscal year 2006. The increase in expense was primarily due to a foreign currency loss in fiscal year 2007 of $850 compared to a gain of $611 in fiscal year 2006. These exchange gains and losses are principally related to movements in the Canadian dollar.

Income tax expense of $919 was recorded in fiscal year 2007, compared to $8,669 in fiscal year 2006. Tax expense in fiscal year 2007, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries principally in the United Kingdom, and the impact of losses for which no tax benefit is recognized under SFAS No. 109. In fiscal year 2006, the Company wrote off a significant portion of its deferred tax assets and recorded valuation allowances against an additional portion of these deferred tax assets primarily due to the significant losses recognized in the fiscal years ended January 31, 2006 and 2005.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2007, the joint venture had a minority interest loss of $1,273 compared to minority interest income of $83 in fiscal year 2006. Approximately $788 of the change in minority interest was the result of approximately $2,387 of severance recorded at the joint venture in fiscal year 2007 due to a workforce reduction.

As a result of the above, a net loss from continuing operations of $13,903 was recorded as compared to a net loss of $11,014 in the prior year. On a per share basis, the net loss was $0.54 basic and diluted in fiscal year 2007 compared to $0.43 basic and diluted in fiscal year 2006.

Discontinued operations

Loss from discontinued operations before income taxes was $25,652 for fiscal year 2007 compared to a loss of $42,513 for fiscal year 2006. Income tax expense from discontinued operations of $3,175 was recorded, compared to $3,330 for fiscal year 2006. Net loss from discontinued operations for fiscal year 2007 was $28,827 compared to $45,843 in the prior fiscal year.

Gross profit in the Motive Power Division increased $2,186, with margins increasing from 2.0% to 5.5%. This increase was primarily due to improved pricing, partially offset by higher lead costs as well as expenses incurred and higher unabsorbed overhead resulting from closing our Huguenot, New York facility and the transfer of production to our Reynosa, Mexico, facility. Prior year results included charges for fixed asset impairments of $2,641, related to our Huguenot, New York facility.

Gross profit in the Power Electronics Division decreased $3,205, with margins decreasing from 20.8% to 19.0%. Margins in the division were negatively impacted by unfavorable product mix and pricing changes, costs associated with the Company’s transfer of production to new Asian contract manufacturers and general increases in raw material and component costs.

During fiscal year 2007, the Company recorded impairments to goodwill of $13,947. During fiscal year 2006, the Company recorded impairments to goodwill, identifiable intangible assets and fixed assets in the amount of $13,674, $20,045 and $2,161, respectively.

On a per share basis, the net loss for discontinued operations was $1.13 for basic and diluted compared to a net loss of $1.81 for fiscal year 2006, basic and diluted.

Other Comprehensive Loss

Other comprehensive loss decreased from $74,008 in fiscal year 2006 to $40,347 in fiscal year 2007. This decrease was primarily due to a decrease in net loss from $56,857 to $42,730 coupled with a minimum pension liability adjustment, which was $(24,661) in fiscal year 2006 as compared to $3,124 in fiscal year 2007. This was partially offset by an unrealized loss on derivative instruments of $1,441 in fiscal year 2007 as compared to an unrealized gain of $7,813 in fiscal year 2006.

Future Outlook

The Company considers the following, among other matters, to be key elements of focus for its underlying business plans and strategies for fiscal year 2009. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

Lead and Commodity Costs and Pricing

Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have risen significantly from an annual average of $0.45 cents per pound in 2006 to $1.21 cents per pound in 2008. One of the most important initiatives that the Company has implemented has been our effort to drive pricing in the Industrial Battery business. Over the last two years, the Company has announced several general price increases, and, in addition to these base-price increases, during the fourth quarter of fiscal year 2007, the Company introduced a new lead surcharge mechanism to more directly tie product pricing to the cost of lead. As a result of these efforts, we believe there has been more rationale pricing in the marketplace. In addition, the Company utilizes a number of mechanisms to manage the impact of higher lead costs, including contractual arrangements with our customers, longer term supply agreements with our lead suppliers, hedging programs and the use of tolling or recycling of lead with third party providers.

Manufacturing Moves

The construction of a new manufacturing facility by our joint venture in Shanghai, China was completed during the first quarter of fiscal year 2008. This facility was built due to the relocation of our old facility as required by the Chinese Government. Production commenced during the first quarter of fiscal year 2008.

On April 16, 2007, the Company announced the closure of its Standby Power manufacturing facility in Conyers, Georgia and the relocation of its production to Leola, Pennsylvania. The relocation was completed during the fourth quarter of fiscal year 2008.

Cost Management, Quality and Six Sigma

The Company is expanding its efforts to reduce costs and improve customer service and satisfaction through enhanced quality and delivery focus and goals. These strategies are being supported by lean supply chain initiatives and Six Sigma methodologies and tools. Through our Six Sigma and lean manufacturing initiatives, we have identified and are taking actions to drive cost reductions that should significantly improve our performance.

The company has identified, evaluated and implemented, with a formal selection and approval process, several cost saving projects. However, in order to realize cost saving benefits for these initiatives, costs may be incurred either in the form of capital expenditures or current period expenses.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations was $54,144 for fiscal year 2008 compared to $17,198 in the comparable period of the prior fiscal year. The cash use is primarily attributable to higher working capital investments required to fund escalating lead costs. The increase is a result of inventory increases attributable to higher lead and other raw material costs, an increase in cash used for accounts receivable due primarily to an increase in sales, driven by both pricing and volume partially offset by higher accounts payable balances.

Net cash used in discontinued operations was $1,043 in fiscal year 2008 compared to net cash provided by discontinued operations of $7,001 in fiscal year 2007.

The decrease in net cash from operating activities is primarily due to higher lead and other raw material costs not recovered through pricing actions and the related impact on working capital requirements. Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2008, 2007 and 2006, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2008	2007	2006
Average annual LME price per pound of lead	$1.21	$0.60	$0.45
Lowest average monthly LME price per pound of lead	$0.81	$0.44	$0.39
Highest average monthly LME price per pound of lead	$1.69	$0.78	$0.57

Net cash provided by investing activities from continuing operations increased $97,959 to $78,356 in fiscal year 2008 as compared to a use of $19,603 in the prior fiscal year. The increase was the result of $85,000 of proceeds received from the sale of our Power Electronics Division, $3,100 from the sale of our Motive Power Division and the impact of increased capital expenditures in fiscal year 2007 primarily related to the construction of the new battery manufacturing facility in Shanghai, China.

Net cash used in discontinued investing activities was $504 and $4,057 in fiscal 2008 and 2007, respectively.

We had net cash used in financing activities for continuing operations of $23,211 in fiscal year 2008 as compared to net cash provided by financing activities of $22,533 in the prior fiscal year. Current year financing activities included the repayment of our credit facility with a portion of the proceeds received from the sale of our Power Electronics Division. Fiscal 2007 included $72,480 of proceeds from new borrowings, representing a $54,500 convertible notes offering and net incremental borrowings under the Company’s credit facility, partially used to repay prior debt agreements of $51,042 of which $1,446 relates to discontinued operations.

Net cash used in discontinued financing activities for fiscal 2008 and 2007 was $5,212 and $1,446, respectively.

On January 18, 2007 the Company entered into a six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 40 million RMB (approximately $5,568 and $5,100 with an interest rate of 6.90% and 5.58% as of January 31, 2008 and 2007, respectively). This credit line was established to provide the Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2008 and January 31, 2007, respectively $5,568 and $1,286 was funded under this facility.

On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. The amendment enhanced the Company’s borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes the Company paid fees of approximately $240.

On June 19, 2007, the Company entered into a definitive agreement with Murata Manufacturing Co., Ltd. (“Murata”) pursuant to which the Company agreed to sell it Power Electronics Division. On August 31, 2007, the Company completed the sale of the Power Electronics Division for $85,000, subject to post closing working capital adjustments. Proceeds from the sale were used to pay in full existing borrowings under the Company’s Credit Facility, with the balance currently held as cash equivalents.

On July 20, 2007, the Company executed a fifth amendment to its Credit Facility. The amendment changed the definition of certain terms that did not have any effect on the Company but accommodated the requirements of another bank that entered into the facility. There were no fees paid for this amendment.

On August 30, 2007, the Company executed a sixth amendment to its Credit Facility. The amendment granted the Company formal consent to sell its Power Electronics Division to Murata, required the proceeds to payoff the outstanding balance on the Credit Facility, and released all liens upon the Specified Collateral being sold. There were no fees paid for this amendment.

As of January 31, 2008 and January 31, 2007, the Company had $0 and $2,100 of letters of credit with other financial institutions that do not reduce the Company’s availability under its Credit Facility.

Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2009 to be in the range of $18,000 to $21,000, including funding for new product modifications and cost reduction opportunities.

As of January 31, 2008, the maximum availability calculated under the borrowing base was $54,247, of which $0 was funded, and $13,317 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

Pension Costs

The Company has various non-contributory defined benefit pension plans, which cover certain employees in the United States.

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

Assumptions used to determine periodic pension costs and benefit obligations for the Company’s defined benefit pension plans from continuing operations were:

	Pension Benefits
Fiscal Year	2008	2007	2006
Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	6.35%	5.90%	5.60%
Rate of compensation increase	4.45/4.00%	4.45/4.00%	4.45/4.00%
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	5.90%	5.60%	5.82%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	4.45/4.00%	4.45/4.00%	4.45/4.00%

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal 2008 pension expense by approximately $175,000

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal 2008 pension expense by approximately $153,000; and

•	a 25 basis point change in compensation levels from those used would have no material impact on fiscal year 2007 pension expense as a result of the frozen and non-pay related plans.

In fiscal years 2008 and 2007, the accumulated benefit obligation exceeded the plan assets by $7,114 and $13,542, respectively. Consequently, the Company recognized a reduction in the pension liability of $3,124 in fiscal year 2007 in its accumulated other comprehensive loss, primarily because of a reduction in the discount rate used to measure the plan assets for fiscal year 2007 compared to fiscal year 2006.

On January 1, 2007 the Company adopted SFAS No. 158 and recorded a one time charge of $4,459 which is included in the stockholders’ equity and accumulated other comprehensive loss.

The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for defined pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements become effective for plan years beginning after December 31, 2007.

In fiscal years 2008 and 2007, the Company contributions to its plan were $801 and $0, respectively. The Company expects to make required contributions totaling approximately $2,071 to its pension plans and $124 to its postretirement medical plan in fiscal year 2009.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of January 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Notes	$129,500	$—	$—	$—	$129,500
Interest payable on notes	127,828	6,935	13,870	13,870	93,153
Operating leases	8,470	1,966	3,291	817	2,396
Projected-lead purchases	349,000	115,000	144,000	90,000	—
Inventory	600	600	—	—	—
Equipment	6,400	3,200	3,200	—	—

Total contractual cash obligations	$621,798	$127,701	$164,361	$104,687	$225,049

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$13,317	$12,759	$558	$—	$—

Total commercial commitments	$13,317	$12,759	$558	$—	$—

Off-Balance Sheet Arrangements

Other than certain elements of our standby letters of credits arrangements, we have no off-balance sheet arrangements at January 31, 2008.

New Accounting Pronouncements

See Note 1 to the audited consolidated financial statements for a description of new accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

On occasion we enter into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used in our business. In addition, from time to time we may purchase put options to sell lead as a hedge against significant price decreases to mitigate risks related to forward contracts. The value of these put options is netted against the value of the forward contract. We employ hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive income (loss) until they are released to the income statement through cost of sales in the same period as is the hedged item (lead).

As of January 31, 2008 and 2007 we had hedged approximately 12.7 million and 17.6 million pounds of lead at an average price of $1.423 per pound and $0.526 per pound, respectively. Effective February 23, 2006, one of the Company’s financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in lead. This settlement resulted in cash proceeds of $3,099. The settlement did not change the hedge accounting for these forward contracts, with the gain in comprehensive (loss) income continuing to be released to earnings during fiscal 2007 in the month in which the hedged item was recognized in cost of sales.

The net market value of our lead contracts was $(1,503) and $4,890 at January 31, 2008 and 2007, respectively. At January 31, 2008 and 2007, a 10% change in the price of lead would result in a $1,600 and $1,400 change in the market value of the lead contract, respectively.

Our financial instruments that are subject to interest rate risk include our mortgage, capital leases, revolving credit facilities and our convertible notes. The net market value of our debt instruments (excluding capital leases) was $157,618 and $167,285 at January 31, 2008 and 2007, respectively. According to our established policies, we maintain certain ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates. We utilize interest rate swaps when necessary to further manage this risk.

We occasionally use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. There were no foreign currency hedges outstanding at January 31, 2008. The exposures hedged at January 31, 2007 were the British Pound, Euro, Canadian Dollar and Mexican Peso. These financial instruments represent a net market value of $0 and $117 at January 31, 2008 and 2007, respectively. Foreign exchange forwards are used to hedge our firm and anticipated foreign currency cash flows. There is either a balance sheet or cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis.

To monitor our currency exchange rate risk, we use sensitivity analysis to measure the impact on earnings in the case of a 10% change in exchange rates. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables being held constant. At January 31, 2008 and 2007, a 10% strengthening of the US Dollar versus these currencies would result in an increase of the net market value of the forwards of $0 and $3,539, respectively. At January 31, 2008 and 2007, a 10% weakening of the US Dollar versus these currencies would result in a decrease in the net market value of the forwards of $0 and $3,539, respectively.

The market value of the instruments was determined by taking into consideration the contracted interest rates and foreign exchange rates versus those available for similar maturities in the market at January 31, 2008 and 2007, respectively.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report immediately following the signature page of this Form 10-K.

Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures:

The Chief Executive Officer and the Chief Financial Officer of C&D have concluded, based on their evaluation as of January 31, 2008, that C&D’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by C&D in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by C&D in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control:

There were no changes in C&D’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, C&D’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

Management’s report on internal control over financial reporting and the attestation report of C&D’s independent registered public accounting firm are included in C&D’s Financial Statements under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” located in Item 15.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors,” “Current Executive Officers” and “Compliance with Section 16(a)” of the Securities Exchange Act of 1934” included in C&D’s Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” included in C&D’s Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information under the captions “Principal Stockholders,” “Beneficial Ownership of Management” and “Equity Compensation Plan Information” included in C&D’s proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to the Company’s policy and procedures for review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled “Review and Approval of Transactions with Related Persons, Policies and Procedures”. Information with respect to director independence is incorporated by reference herein to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and is included in the section entitled “Board of Directors and Corporate Governance”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” included in C&D’s Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2008 and 2007

Consolidated Statements of Operations for the years ended January 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended January 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2008, 2007 and 2006

II.     Valuation and Qualifying Accounts

(3)	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number
3.1	Restated Certificate of Incorporation of C&D, as amended	8-K	06/30/98	3.1 & 3.2

3.2	Amended and Restated By-laws of C&D	8-K	12/4/07	3.2

4.1	Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate; Amendment to Rights Agreement	10-Q	10/31/04	10.3

4.2	Purchase Agreement dated November 16, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.2

4.3	Registration Rights Agreement dated November 21, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.3

4.4	Indenture, dated as of November 21, 2005, between C&D and Bank of New York, as trustee	10-K	01/31/06	4.4

4.5	Form of C&D Technologies, Inc. 5.25% Convertible Senior Notes due 2025	10-K	01/31/06	4.5

4.6	Purchase Agreement dated November 15, 2006 between C&D and the several named purchasers named in schedule A thereto	8-K	11/15/06	10.1

4.7	Registration Rights Agreement dated November 21, 2006, between C&D and the several purchasers named in Schedule I thereto	8-K	11/22/06	10.1

4.8	Indenture, dated as of November 21, 2006, between C&D and the Bank of New York, as trustee	8-K	11/16/06	4.8

4.9	Form of C&D Technologies, Inc. 5.50% Convertible Senior Notes due 2026	8-K	11/16/06	10.1

10.1	Purchase Agreement dated November 27, 1985, between Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986	S-1	1/28/87	10.1

10.2	Agreement dated December 15, 1986, between C&D and Allied	S-1	1/28/87	10.2

10.3	Lease Agreement dated February 15, 1994, by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D); Extension and Modification Agreement effective December 19, 2003	10-K	01/31/04	10.3

10.4	Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser	8-K	03/01/99	2.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number
10.5	Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, First Amendment thereto dated as of December 9, 2004, Second Amendment thereto dated as of April 21, 2005, Third Amendment thereto dated as of April 29, 2005, Fourth Amendment and Waiver thereto dated as of November 8, 2005, Fifth Amendment thereto dated July 20, 2007, Sixth Amendment thereto dated August 30, 2007	10-Q 10-K 10-K 10-K 8-K 8-K 10-Q	07/31/04 1/31/05 1/31/05 1/31/05 11/16/05 7/20/07 7/31/07	10.5 10.5 10.5 10.5 10.1 10.1 10.1

10.6	Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations	10-K	01/31/05	10.6

10.7	Uncommitted loan facility dated June 5, 2001, between C&D Holdings Limited and ABN Amro Bank N.V.	10-Q	04/30/01	10.2

10.8	Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003	8-K	09/25/03	10.1

10.9	Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company’s Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder	10-Q	10/31/04	10.2

10.10	Assignment and Assumption dated as of August 3, 2004, by and between Bank of America, N.A. and Sovereign Bank	10-Q	07/31/04	10.2

10.11	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.3

10.12	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.4

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number
10.13	LLC Interest Purchase Agreement between Celestica Corporation, Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.1

10.14	Share Purchase Agreement between Celestica International Inc., Celestica Inc., C&D Power Systems (Canada) ULC and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.2

10.15	Asset Purchase Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.3

10.16	Asset Purchase Agreement between Celestica Electronics (Shanghai) Co. Ltd., Datel Electronic Technology (Shanghai) Co., Ltd., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.4

10.17	Inventory Purchase Agreement between Celestica Suzhou Technology Ltd., Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.5

10.18	Purchase Price Adjustment Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Celestica Electronics (Shanghai) Co. Ltd., Celestica Suzhou Technology Ltd., Celestica Inc., C&D Power Systems (Canada) ULC, C&D Technologies, Inc., Dynamo Acquisition Corp., and Datel Electronic Technology (Shanghai) Co., Ltd., dated September 23, 2004	8-K	09/30/04	2.6

10.19	Merger Agreement dated as of June 10, 2004, among C&D Technologies, Inc., CLETADD Acquisition Corporation and Datel Holding Company	8-K	09/30/04	10.1

10.20	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent.; Amendment No. 1 thereto dated March 30, 2006	10-K 8-K	1/31/06 04/05/06	10.2 10.1

10.21	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner.; Amendment No. 1 thereto dated March 30, 2006.; Amendment No. 3 thereto dated December 21, 2006.; Amendment No. 4 thereto dated April 13, 2007	10-K 8-K 8-K 10-K 8-K 10-Q	01/31/06 03/31/06 12/21/06 01/31/07 07/20/07 07/31/07	10.21 10.2 10.1 10.21 10.1 10.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number
10.22	Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006	10-Q	4/30/06	10.9

10.23	Form of C&D Technologies, Inc. 5.5% Convertible Senior Notes due 2026	8-K	11/15/06	10.1

10.24	Purchase Agreement dated June 19, 2007 between C&D Technologies, Inc. and Murata Manufacturing Co., Ltd	8-K	8/31/07	10.1

10.25	Asset Purchase Agreement dated October 24, 2007, between C&D Technologies, Inc and Crown Battery Manufacturing Co.	8-K	10/24/07	10.1

10.26	Agreement dated the 1st day of February, 2007, by and among C&D Technologies, Inc., a Delaware corporation (the “Company”), SCSF Equities, LLC, a Delaware limited liability company, Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation, Sun Capital Securities Fund, LP, a Delaware limited partnership, Sun Capital Securities Advisors, LP, a Delaware limited partnership, Sun Capital Securities, LLC, a Delaware limited liability company, and Rodger R. Krouse (collectively, the “Sun Parties”)	8-K	2/1/07	10.1

Management Contracts or Plans

10.27	Charter Power Systems, Inc. 1996 Stock Option Plan, First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999	10-Q 10-Q	7/31/96 7/31/99	10.1 10.3

10.28	C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan	10-K	1/31/01	10.7

10.29	C&D Technologies, Inc. Savings Plan as restated and amended , First Amendment thereto dated June 12, 2002 , Second Amendment thereto dated November 20, 2002 ; Third Amendment thereto dated June 18, 2003	10-K 10-Q 10-Q 10-Q	7/31/02 10/31/02 10/31/02 7/31/03	10.9 10.10 10.11 10.1

10.30	C&D Technologies, Inc. Pension Plan for Salaried Employees as amended and restated ; First Amendment thereto dated June 12, 2002 ; Second Amendment thereto dated September 25, 2002 ; Third Amendment thereto dated March 19, 2004	10-K 10-Q 10-Q 10-K	7/31/02 4/30/03 4/30/03 1/31/04	10.10 10.3 10.4 10.11

10.31	Supplemental Executive Retirement Plan compiled as of February 27, 2004, to reflect all amendments ; Amendment thereto dated May 6, 2005	10-K 10-Q	1/31/04 4/30/05	10.12 10.1

10.32	C&D Technologies, Inc. Management Incentive Bonus Plan Policy	8-K	3/2/05	10.1

10.33	Employment Agreement dated November 28, 2000, between Wade H. Roberts, Jr. and C&D	10-Q	10/31/00	10.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number

10.34	Release Agreement dated March 24, 2005, between C&D Technologies, Inc. and Wade H. Roberts, Jr.	10-K	1/31/05	10.27

10.35	Release Agreement dated December 14, 2005, between C&D Technologies, Inc. and Stephen E. Markert, Jr.	10-K	1/31/06	10.31

10.36	Employment Agreement dated March 31, 2000, between Charles R. Giesige, Sr. and C&D; letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000	10-K 10-K	1/31/00 1/31/04	10.18 10.17

10.37	Employment Agreement dated February 1, 2006, between Charles R. Giesige and C&D	10-K	1/31/06	10.34

10.38	Release Agreement dated March 2, 2006, between C&D Technologies, Inc. and Charles R. Giesige	10-K	1/31/06	10.35

10.39	Employment Agreement dated February 1, 2006, between James D. Dee and C&D, Amended and Restated Employment Agreement dated December 20, 2007	10-K 8-K	1/31/06 12/20/07	10.36 10.4

10.40	Employment Agreement dated February 1, 2006, between Ian J. Harvie and C&D, Amended and Restated Employment Agreement dated December 20, 2007	10-K 8-K	1/31/06 12/20/07	10.37 10.3

10.41	Employment Agreement dated February 1, 2006, between William E. Bachrach and C&D	10-K	1/31/06	10.38

10.42	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and William Harral, III	10-Q	1/31/02	10.2

10.43	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Kevin P. Dowd	10-Q	1/31/02	10.5

10.44	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Robert I. Harries	10-Q	1/31/02	10.6

10.45	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Pamela S. Lewis	10-Q	1/31/02	10.7

10.46	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and George MacKenzie	10-Q	1/31/02	10.8

10.47	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and John A. H. Shober	10-Q	1/31/02	10.9

10.48	Indemnification Agreement dated as of April 10, 2008 by and between C&D Technologies, Inc. and Michael H. Kalb				X

10.49	Indemnification Agreement dated as of February 24, 2003, by and between C&D Technologies, Inc. and Stanley W. Silverman	10-K	1/31/03	10.33

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number
10.50	C&D Technologies, Inc. Nonqualified Deferred Compensation Plan	S-8	7/24/00	4

10.51	C&D Technologies, Inc. Approved Share Option Plan	S-8	9/11/01	4

10.52	C&D Technologies, Inc. Management Compensation Plan Policy for Fiscal Year 2006	8-K	3/1/05	10.1

10.53	C&D Technologies, Inc. Board of Directors Nominating/Corporate Governance Committee Charter As Amended Effective as of March 1, 2005	8-K	3/1/05	10.2

10.54	Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves, Amendment dated June 21, 2005, Amended and Restated Employment Agreement dated December 20, 2007	10-Q 10-K 8-K	7/31/05 1/31/06 12/20/07	10.1 10.51 10.1

10.55	C&D Technologies, Inc. 2007 Stock Incentive Plan	Proxy	1/31/06	Proxy

10.56	Indemnification Agreement dated May 31, 2006 between C&D Technologies, Inc. and Ellen C. Wolf	8-K	5/31/06	10.2

10.57	Employment Agreement dated December 20, 2006, between C&D Technologies, Inc. and Leonard Kiely, Amended and Restated Employment Agreement dated December 20, 2007	8-K 8-K	5/31/06 12/20/07	10.3 10.2

10.58	Employment Retention Agreement dated February 20, 2007, between C&D Technologies, Inc and William E. Bachrach	8-K	2/20/07	10.1

10.59	Employment Agreement dated December 20, 2007, between Neil E. Daniels and C&D	8-K	12/20/07	10.5

10.60	Performance Share Award Grant Agreement dated March 12, 2007

10.61	Restricted Stock Award Grant Agreement dated March 12, 2007

14	Code of Ethics	10-K	1/31/04	14

18	Letter regarding change in accounting principles	10-Q	7/31/07	18

21	Subsidiaries of C&D				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Section 1350 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Section 1350 Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&D TECHNOLOGIES, INC.

April 10, 2008	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. GRAVES Jeffrey A. Graves	President, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2008

/s/ IAN J. HARVIE Ian J. Harvie	Vice President and Chief Financial Officer (Principal Financial Officer)	April 10, 2008

/s/ NEIL E. DANIELS Neil E. Daniels	Vice President and Corporate Controller (Principal Accounting Officer)	April 10, 2008

/s/ WILLIAM HARRAL, III William Harral, III	Director, Chairman	April 10, 2008

/s/ PAMELA L. DAVIES Pamela L. Davies	Director	April 10, 2008

/s/ KEVIN P. DOWD Kevin P. Dowd	Director	April 10, 2008

/s/ ROBERT I. HARRIES Robert I. Harries	Director	April 10, 2008

/s/ MICHAEL H. KALB Michael H. Kalb	Director	April 10, 2008

/s/ GEORGE MACKENZIE George MacKenzie	Director	April 10, 2008

/s/ JOHN A. H. SHOBER John A. H. Shober	Director	April 10, 2008

/s/ STANLEY W. SILVERMAN Stanley W. Silverman	Director	April 10, 2008

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	April 10, 2008

I NDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”). It includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of C&D Technologies, Inc. (“C&D”);

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2008, based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation and the criteria in the COSO framework, we have concluded that our internal control over financial reporting was effective as of January 31, 2008.

The effectiveness of C&D’s internal control over financial reporting as of January 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ JEFFREY A. GRAVES	/s/ IAN J. HARVIE
Jeffrey A. Graves President, Chief Executive Officer and Director	Ian J. Harvie Vice President and Chief Financial Officer

April 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries at January 31, 2008 and January 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits which were integrated audits in 2008 and 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed the manner in which it accounts for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method in 2008. Additionally, as discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

April 10, 2008

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,536	$5,384
Restricted cash	4,383	—
Accounts receivable, less allowance for doubtful accounts of $1,148 in 2008 and $1,203 in 2007	62,946	55,397
Inventories	85,832	53,172
Deferred income taxes	—	134
Prepaid taxes	800	2,634
Other current assets	835	6,121
Assets held for sale	450	132,878

Total current assets	161,782	255,720
Property, plant and equipment, net	79,782	80,460
Deferred income taxes	32	531
Intangible and other assets, net	16,091	15,543
Goodwill	59,870	59,733

TOTAL ASSETS	$317,557	$411,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,568	$1,286
Accounts Payable	51,382	40,282
Book overdrafts	—	2,310
Accrued liabilities	15,593	13,708
Other current liabilities	9,767	28,983
Liabilities held for sale	—	36,532

Total current liabilities	82,310	123,101
Deferred income taxes	10,020	9,155
Long-term debt	124,133	147,925
Other liabilities	20,568	28,591

Total liabilities	237,031	308,772

Commitments and contingencies (see Note 9)
Minority interest	11,418	7,548
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,081,110 and 29,040,960 shares issued in 2008 and 2007, respectively	291	290
Additional paid-in capital	74,995	74,188
Treasury stock, at cost, 3,414,633 and 3,391,536 shares in 2008 and 2007, respectively	(47,243)	(47,110)
Accumulated other comprehensive loss	(24,270)	(13,952)
Retained earnings	65,335	82,251

Total stockholders’ equity	69,108	95,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,557	$411,987

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended JANUARY 31,

(Dollars in thousands, except per share data)

	2008	2007	2006
NET SALES	$346,073	$287,241	$263,689

COST OF SALES	310,089	249,385	215,326

GROSS PROFIT	35,984	37,856	48,363
OPERATING EXPENSES:
Selling, general and administrative expenses	35,576	33,228	34,685
Research and development expenses	6,433	6,232	5,876
Gain on sale of Shanghai, China plant	(15,162)	—	—

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	9,137	(1,604)	7,802

Interest expense, net	8,246	11,260	9,805
Other expense (income), net	(921)	1,393	259

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,812	(14,257)	(2,262)

Provision for income taxes from continuing operations	1,063	919	8,669

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	749	(15,176)	(10,931)

Minority interest	2,931	(1,273)	83

LOSS FROM CONTINUTING OPERATIONS	(2,182)	(13,903)	(11,014)

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(15,091)	(25,652)	(42,513)

Provision for income taxes from discontinued operations	1,262	3,175	3,330

LOSS FROM DISCONTINUED OPERATIONS	(16,353)	(28,827)	(45,843)

NET LOSS	$(18,535)	$(42,730)	$(56,857)

Loss per share
Basic:
Net loss from continuing operations	$(0.09)	$(0.54)	$(0.43)

Net loss from discontinued operations	$(0.63)	$(1.13)	$(1.81)

Net loss	$(0.72)	$(1.67)	$(2.24)

Diluted:
Net loss from continuing operations	$(0.09)	$(0.54)	$(0.43)

Net loss from discontinued operations	$(0.63)	$(1.13)	$(1.81)

Net loss	$(0.72)	$(1.67)	$(2.24)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended JANUARY 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income /(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2005	28,714,973	287	71,956	(3,368,676)	(47,151)	5,275	183,589	213,956
Net loss							(56,857)	(56,857)
Dividends to stockholders, $0.055 per share							(1,399)	(1,399)
Foreign currency translation adjustment						(303)		(303)
Unrealized gain on derivative instruments						7,813		7,813
Deferred compensation plan			(138)	(11,426)	57			(81)
Issuance of common stock	28,155		198					198
Stock options exercised	85,300	1	583					584
Minimum pension liability adjustment						(24,661)		(24,661)

BALANCE AT JANUARY 31, 2006	28,828,428	288	72,599	(3,380,102)	(47,094)	(11,876)	125,333	139,250
Net loss							(42,730)	(42,730)
Dividends to stockholders, $.01375 per share							(352)	(352)
Foreign currency translation adjustment						700		700
Unrealized loss on derivative instruments						(1,441)		(1,441)
Deferred compensation plan			(68)	(11,434)	(16)			(84)
Issuance of common stock	32,682		224					224
Stock options exercised	179,850	2	1,208					1,210
Stock options issued			225					225
Adjustment to initially apply defined benefit plan standard						(4,459)		(4,459)
Pension liability adjustment						3,124		3,124

BALANCE AT JANUARY 31, 2007	29,040,960	$290	$74,188	(3,391,536)	$(47,110)	$(13,952)	$82,251	$95,667

Net loss							(18,535)	(18,535)
Foreign currency translation adjustment						(12,480)		(12,480)
Unrealized loss on derivative instruments						(10,268)		(10,268)
Deferred compensation plan			388	(23,097)	(133)			255
Issuance of common stock	40,150	1	236					237
Stock options issued			183					183
Pension liability adjustment						12,430		12,430
Adjustments upon adoption of FASB Interpretation No. 48							1,619	1,619

BALANCE AT JANUARY 31, 2008	29,081,110	$291	$74,995	(3,414,633)	$(47,243)	$(24,270)	$65,335	$69,108

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended JANUARY 31,

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(18,535)	$(42,730)	$(56,857)
Net loss from discontinued operations	(16,353)	(28,827)	(45,843)

Net loss from continuing operations	(2,182)	(13,903)	(11,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	2,931	(1,273)	83
Stock options issued and restricted stock expense	572	225	—
Depreciation and amortization	10,913	11,405	12,546
Amortization of debt acquisition costs	1,629	2,207	1,779
Impairment of fixed assets	—	985	—
Deferred income taxes	670	1,212	10,649
(Gain) loss on disposal of assets	(15,254)	29	115
Annual retainer to Board of Directors paid by the issuance of common stock	237	224	198
Changes in assets and liabilities, net of effects from businesses acquired:
Accounts receivable	(9,452)	(11,521)	(537)
Inventories	(30,951)	3,503	(9,760)
Other current assets	(254)	(430)	577
Accounts payable	6,895	11,598	10,786
Accrued liabilities	962	(2,068)	6
Income taxes payable	1,899	4,348	(1,321)
Other current liabilities	2,795	(1,855)	4,539
Other liabilities	4,106	3,557	(6,715)
Funds provided to discontinued operations	(24,288)	(24,913)	(1,635)
Other long-term assets	227	153	1,749
Other, net	(5,599)	(681)	1,412

Net cash (used in) provided by continuing operating activities	(54,144)	(17,198)	13,457
Net cash (used in) provided by discontinued operating activities	(1,043)	7,001	3,556

Net cash (used in) provided by operating activities	(55,187)	(10,197)	17,013

Cash flows from investing activities:
Proceeds from sale of businesses	88,100	—	—
Acquisition of property, plant and equipment	(7,611)	(21,261)	(5,753)
Proceeds from disposal of property, plant and equipment	2,250	1,658	54
Increase in restricted cash	(4,383)	—	—

Net cash (used in) provided by continuing investing activities	78,356	(19,603)	(5,699)
Net cash (used in) provided by discontinued investing activities	(504)	(4,057)	(3,001)

Net cash (used in) provided by investing activities	77,852	(23,660)	(8,700)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

for the years ended JANUARY 31,

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Repayment of debt	(24,175)	(49,596)	(129,589)
Proceeds from new borrowings	3,993	72,480	133,142
Increase (decrease) in book overdrafts	(2,310)	2,239	(8,603)
Financing cost of long term debt	(585)	(3,326)	(6,130)
Proceeds from issuance of common stock, net	—	1,210	584
Purchase of treasury stock	(134)	(122)	(163)
Common stock dividends paid	—	(352)	(1,399)

Net cash provided by (used in) continuing financing activities	(23,211)	22,533	(12,158)
Net cash provided by (used in) discontinued financing activities	(5,212)	(1,446)	(1,490)

Net cash provided by (used in) financing activities	(28,423)	21,087	(13,648)

Effect of exchange rate changes on cash and cash equivalents	151	365	484

(Decrease) increase in cash and cash equivalents	1,152	(13,903)	(3,916)
Cash and cash equivalents, beginning of fiscal year	5,384	19,287	23,203

Cash and cash equivalents, end of fiscal year	$6,536	$5,384	$19,287

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest paid, net	$7,456	$12,219	$8,866
Income taxes (received) paid, net	$941	$(1,408)	$2,271

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the years ended JANUARY 31,

(Dollars in thousands)

	2008	2007	2006
NET LOSS	$(18,535)	$(42,730)	$(56,857)
Other comprehensive loss, net of tax:
Net unrealized (loss) gain on derivative instruments, less tax expense of $0, $17 and $258 for 2008, 2007, and 2006, respectively	(10,268)	(1,441)	7,813
Foreign currency translation adjustments, less tax expense of $0, $0 and $0 for 2008, 2007 and 2006, respectively	(12,480)	700	(303)
Pension liability adjustment	12,430	3,124	(24,661)

Total comprehensive loss	$(28,853)	$(40,347)	$(74,008)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of C&D Technologies, Inc., its wholly owned subsidiaries and a 67% owned joint venture (collectively the “Company”). All inter-company accounts, transactions and balances have been eliminated.

The Company produces, markets and distributes systems for the conversion and storage of electrical power, including industrial batteries and electronics.

Accounting Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, financial projections and estimates are required in the Company’s annual impairment assessment of goodwill. Actual results could differ from those estimates.

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

Derivative Financial Instruments:

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive (loss) income or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the ordinary course of business, the Company may enter into a variety of contractual agreements, such as derivative financial instruments, primarily to manage and to hedge its exposure to currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or accrued liabilities. To qualify for hedge accounting, the instruments must be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is documented at hedge inception and reviewed throughout the designated hedge period.

The Company has entered into lead hedge contracts to manage risk of the cost of lead. The agreements are with major financial institutions with maturities generally less than one year. These market instruments are

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company’s cash management program utilizes zero balance accounts.

Restricted Cash:

Restricted cash primarily represents cash that has been deposited and is held as collateral for certain hedging transactions. This cash must be kept in a trust account until the related hedge transactions are settled.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry and regional economic data. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Receivables consist of the following at January 31, 2008 and 2007.

Years Ended January 31,	2008	2007
Trade receivables	$59,780	$53,262
Notes receivables	309	212
Other	4,005	3,126
Allowance for doubtful accounts	(1,148)	(1,203)

Total receivables	$62,946	$55,397

Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,	2008	2007
Balance at beginning of period	$1,203	$1,777
(Reductions)/additions	75	(90)
Translation adjustment	28	17
Write-offs net of recoveries	(158)	(501)

Balance at end of period	$1,148	$1,203

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The Company capitalizes purchased software, including certain costs associated with its installation. The cost of software capitalized is amortized over its estimated useful life, ranging from 3 to 5 years, using the straight-line method.

Inventories:

Inventories are stated at the lower of cost or market. During the year the Company changed the method of accounting for Inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. See note 2, Change in Method of Accounting, for further discussion. As a result cost is determined by the FIFO method for all inventories. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

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

Goodwill:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company’s overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded. The implied fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Employee Benefit Plans

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

Other Current Liabilities and Other Liabilities

During fiscal year 2005, the Company received $15,547 (which was included in other current liabilities at January 31, 2007) from the Chinese government as partial payment for the Company’s old joint venture battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment, along with a final payment of $1,850 received during the first quarter of fiscal year 2008, was recognized as income, net of the book value of assets disposed and other exit costs, when the old facility was transferred to the Chinese government during the first quarter of fiscal year 2008. During the first quarter of fiscal 2008, the Company recognized a gain of $15,162 on this transaction.

Environmental Matters:

In accordance with SFAS No. 5, “Accounting for Contingencies” and Statement of Position 96-1, “Environmental Remediation Liabilities,” the Company records a loss and establishes a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonable estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

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

Advertising:

The Company expenses advertising costs as incurred. In fiscal years 2008, 2007 and 2006, the Company incurred advertising costs of $589, $877 and $643, respectively.

Income Taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109 “ Accounting for Income Taxes”, using currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. The Company calculates it’s reserves in accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which was adopted during fiscal year 2008.

Net Loss per Share:

Net loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share—diluted reflects the potential dilution that could occur if stock options and other dilutive securities were exercised. Weighted-average common shares and common shares—diluted were as follows:

Years Ended January 31,	2008	2007	2006
Weighted-average shares of common stock	25,661,354	25,590,448	25,379,717

Weighted-average common shares—diluted	25,661,354	25,590,448	25,379,717

Due to net losses from continuing operations in fiscal years 2008, 2007 and 2006, 20,120,932, 20,120,932 and 8,854,785, respectively, of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2008, 2007 and 2006, 39,869, 47,612 and 100,242, respectively, of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Stock-Based Compensation Plans:

Prior to February 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of the Company’s common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”.

Effective February 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. Due to the Company’s net operating losses, no tax benefits have been realized from the exercises of options during fiscal years 2008 and 2007. As a result there is no cash flow impact related to tax benefits realized from the exercises during fiscal years 2008 and 2007.

On March 1, 2005, the Company’s Compensation Committee authorized the vesting of all outstanding non-vested options then held by employees of the Company and any of its subsidiaries, which were granted by the Corporation under the 1996 and 1998 Stock Option Plans. In accordance with SFAS No. 123R, “Share Based Payment” which is effective for the first annual period after December 15, 2005, the Company was required to apply the expense recognition provisions under SFAS No. 123R beginning February 1, 2006. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation charge in periods subsequent to adoption of SFAS No. 123R.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB on February 12, 2008 issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations. The impact of adopting SFAS No. 141(R) will depend on the nature, terms and size of any business combination completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its financial position, results of operations and cash flows.

2. CHANGE IN METHOD OF ACCOUNTING

On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has retrospectively applied this change in method of inventory costing to all prior periods. See Note 4, Inventories, for further discussion.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill:

Total
Goodwill, January 31, 2006	$59,674
Effect of exchange rate changes on goodwill	59

Goodwill, January 31, 2007	59,733
Effect of exchange rate changes on goodwill	137

Goodwill, January 31, 2008	$59,870

Identifiable Intangible Assets:

Identifiable intangible assets as of January 31, 2008, consisted of the following:

January 31, 2008	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(7,954)	$9,886
Intellectual property	3,906	(3,882)	24
Licensing agreements	4,326	(2,070)	2,256
Land use rights	3,327	(55)	3,272

Total intangible assets	$29,399	$(13,961)	$15,438

Identifiable intangible assets as of January 31, 2007, consisted of the following:

January 31, 2007	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(7,062)	$10,778
Intellectual property	4,032	(4,003)	29
Licensing agreements	4,326	(1,598)	2,728
Land use rights	1,461	(329)	1,132

Total intangible assets	$27,659	$(12,992)	$14,667

Based on intangibles recorded at January 31, 2008, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,	2009	2010	2011	2012	2013
Trade names	$892	$892	$892	$892	$892
Intellectual property	11	11	2	—	—
Licensing agreements	420	394	394	394	394
Land use rights	66	66	66	66	66

Total intangible assets	$1,389	$1,363	$1,354	$1,352	$1,352

Amortization of identifiable intangibles was $1,430, $1,462 and $1,635 for the years ended January 31, 2008, 2007 and 2006, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

4. INVENTORIES

Inventories consisted of the following:

Years Ended January 31,	2008	2007
Raw materials	$22,041	$13,850
Work-in-process	22,215	14,970
Finished goods	41,576	24,352

Total	$85,832	$53,172

On September 7, 2007 the Company changed the method of accounting for its inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. With the divestiture of the Company’s Power Electronics Division which was announced on August 31, 2007, the Company’s remaining business is all battery-related, and as a result, the Company believes the FIFO inventory method provides better comparability with industry peers, more accurate matching of the Company’s revenues and expenses, a relevant and meaningful balance sheet valuation methodology and a more efficient financial closing process. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has retrospectively applied this change in method of inventory costing. Had the Company continued to use the LIFO method inventory would have decreased and the net loss for the year would have increased by $21,711.

The impact of the change in method on certain financial statement line items are as follows:

Fiscal year ended January 31, 2007—reclassified to present continuing operations	As Originally Reported	Effect of Change—Increase (Decrease)	As Revised
Statement of earnings data:
Cost of sales	$252,729	$(3,344)	$249,385
Operating loss	4,948	(3,344)	1,604
Income taxes provision (benefit)	—	—	—
Loss from continuing operations	17,247	(3,344)	13,903
Net loss	46,074	(3,344)	42,730
Basic and diluted loss per share—continuing operations	0.67	(0.13)	0.54
Basic and diluted loss per share	1.80	(0.13)	1.67

Balance Sheet data:
Inventory	44,150	9,022	53,172
Total assets	400,210	11,777	411,987
Retained earnings	70,474	11,777	82,251
Total liabilities and stockholders’ equity	400,210	11,777	411,987

Statement of cash flow data:
Loss from continuing operations	17,247	(3,344)	13,903
Change in inventories	6,847	(3,344)	3,503

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Fiscal year ended January 31, 2006—reclassified to present continuing operations	As Originally Reported	Effect of Change—Increase (Decrease)	As Revised
Statement of earnings data:
Cost of sales	$218,880	$(3,554)	$215,326
Operating income (loss)	4,248	3,554	7,802
Income taxes provision (benefit)	9,032	(363)	8,669
Loss from continuing operations	14,931	(3,917)	11,014
Net loss	60,774	(3,917)	56,857
Basic and diluted loss per share—continuing operations	0.59	(0.15)	0.43
Basic and diluted loss per share	2.39	(0.15)	2.24

Statement of cash flow data:
Loss from continuing operations	(14,931)	(3,917)	11,014
Change in inventories	(5,843)	(3,917)	(9,760)
Change in income taxes payable	(958)	(363)	(1,321)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

Years Ended January 31,	2008	2007
Land	$3,346	$3,346
Buildings and improvements	57,060	45,920
Furniture, fixtures and equipment	168,309	156,926
Construction in progress	2,189	26,433

	230,904	232,625
Less accumulated depreciation	151,122	152,165

Total	$79,782	$80,460

For the years ended January 31, 2008, 2007 and 2006, depreciation charged to operations, including property under capital leases, amounted to $9,482, $10,407 and $11,464; and capitalized interest amounted to $132, $741 and $32, respectively.

Included in Construction in progress as of January 31, 2007 was $24,619, related to our joint venture, primarily due to our new manufacturing facility in Shanghai, China, which was completed in the first quarter of fiscal year 2008.

See Note 14, Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal years ended January 31, 2008 and 2007.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

6. DEBT

Debt consisted of the following:

Years Ended January 31,	2008	2007
Line of Credit Facility, maximum commitment of $75,000 at January 31, 2008 and 2007; availability is determined by a borrowing base calculation (effective rate on a weighted-average basis was 7.38% as of 2007, respectively).	$—	$24,837
Convertible Senior Notes 2005; due 2025, bears interest at 5.25%.	75,000	75,000
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%.	54,500	54,500
China Line of Credit; Maximum commitment of 40 million RMB (approximately $5,568 and $5,100 with an effective interest rate of 6.90% and 5.58% as of January 31, 2008 and 2007, respectively)	5,568	1,286

Total debt	135,068	155,623
Less unamortized debt costs	5,367	6,412

Net debt	129,701	149,211
Less current portion	5,568	1,286

Total long-term portion	$124,133	$147,925

The Company has a $75,000 principal amount Line of Credit Facility (“Credit Facility”). The Credit Facility consists of a five-year senior revolving line of credit. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and initially bore interest at LIBOR plus 1.75% or Prime plus .25%. The spread decreased to LIBOR plus 1.50% or Prime plus 0.0% as of January 1, 2008 based on the Excess Availability for the previous calendar quarter on average increasing above $45,000. As of January 31, 2008, the maximum availability calculated under the borrowing base was $54,328, of which $0 was funded, and $13,317 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

As of January 31, 2008 and January 31, 2007, the Company was in compliance with its financial covenants. In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006, the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006, under the Term Loan facility and modified certain other definitions. In consideration of these changes, the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company also agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

On June 14, 2006, the Company executed a second amendment to the Credit Facility and the Term Loan which allowed for the sale of real property owned by one of the Company’s subsidiaries in the United Kingdom. In consideration for allowing for the sale the Company agreed to have the net proceeds from the sale included in the availability block and to extend the block to December 31, 2006. There were no fees paid for this amendment.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

On December 21, 2006, the Company executed a third amendment to the Credit Facility which allowed for the Company’s Chinese Joint Venture to issue a guarantee to their Joint Venture partner to support a credit facility (“China Line of Credit”) obtained through a local Chinese bank not to exceed 40 million RMB (approximately $5,500), permitted for the sale of the Company’s Huguenot, New York facility, and modified the availability block and extended it to June 30, 2007. The Company incurred $38 of fees in connection with this amendment.

The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000 as discussed in the following paragraph. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. In connection with refinancing of the Company’s credit facilities, the Company incurred $2,755 in issuance costs which consisted primarily of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the term of each facility. The unamortized balance of $1,662 and $1,807 of these costs at January 31, 2008 and January 31, 2007, respectively, is included in the accompanying balance sheet.

On April 13, 2007, the Company executed a fourth amendment to its Credit Facility. The amendment enhanced the Company’s borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes the Company paid fees of approximately $240.

On July 20, 2007, the Company executed a fifth amendment to its Credit Facility. The amendment changed the definition of certain terms that did not have any effect on the Company but accommodated the requirements of another bank that entered into the facility. There were no fees paid for this amendment.

On August 30, 2007, the Company executed a sixth amendment to its Credit Facility. The amendment granted the Company consent to sell its Power Electronics Division, required the proceeds to payoff the outstanding balance on the Credit Facility, and released all liens upon the Specified Collateral being sold. There were no fees paid for this amendment.

As of January 31, 2008 and January 31, 2007, the Company had $0 and $2,100 of letters of credit with other financial institutions that do not reduce the Company’s availability under its Credit Facility.

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”). The Company received net proceeds of approximately $72,300 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to reduce the balance of its former credit agreement.

The 2005 Notes are unsubordinated unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. The 2005 Notes are not

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company’s subsidiaries, except that those subsidiaries that may in the future guarantee certain of the Company’s other obligations will also be required to guarantee the 2005 Notes.

The 2005 Notes require the semi-annual payment of interest on May 1 and November 1 of each year beginning May 1, 2006, at 5.25% per annum on the principal amount outstanding. The 2005 Notes will mature on November 1, 2025. Prior to maturity the holders may convert their 2005 Notes into shares of the Company’s common stock under certain circumstances. The initial conversion rate is 118.0638 shares per $1,000 principal amount of 2005 Notes, which is equivalent to an initial conversion price of approximately $8.47 per share.

At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2005 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the 2005 Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any. A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case.

If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

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

In connection with the issuance of the 2005 Notes, the Company incurred $2,700 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $1,554 and $2,102 of these costs at January 31, 2008 and January 31, 2007, respectively, is included in the accompanying balance sheet.

On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026. The Company received net proceeds of approximately

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

$51,900 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to pay off the Term Loan.

The 2006 Notes are unsubordinated unsecured obligations and rank equally with the Company’s existing and future unsubordinated and unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. The 2006 Notes are not guaranteed by, and are structurally subordinate in right of payment to, all obligations of the Company’s subsidiaries, except that those subsidiaries that may in the future guarantee certain of the Company’s other obligations will also be required to guarantee the 2006 Notes.

The 2006 Notes require the semi-annual payment of interest on May 15 and November 15 of each year beginning May 15, 2007, at 5.50% per annum on the principal amount outstanding. The 2006 Notes will mature on November 1, 2026. Prior to maturity the holders may convert their 2006 Notes into shares of the Company’s common stock under certain circumstances. The initial conversion rate is 206.7183 shares per $1,000 principal amount of 2006 Notes, which is equivalent to an initial conversion price of approximately $4.84 per share.

At any time on and after November 15, 2011, the Company may at its option redeem the 2006 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2006 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest.

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case.

If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

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

In connection with the issuance of the 2006 Notes, the Company incurred $2,586 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $2,151 and $2,502 of these costs at January 31, 2008 and January 31, 2007, respectively is included in the accompanying balance sheet.

On January 18, 2007 the Company entered into a renewable six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit the Company may borrow up to 40 million RMB (approximately $5,568 and $5,100 with an interest rate of 6.90% and 5.58% as of January 31, 2008 and 2007,

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

respectively). This credit line was established to provide the Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2008 and January 31, 2007, respectively $5,568 and $1,286 was funded under this facility.

The maximum aggregate amount of loans outstanding under the Term Loan, Credit Facility, 2005 Notes, 2006 Notes, China Line of Credit, and Former Credit Agreement at any point during the year ended January 31, 2008, 2007 and 2006 were $172,210, $162,888 and $145,673, respectively. For the years ended January 31, 2008, 2007 and 2006, the outstanding loans under these credit agreements computed on a monthly basis averaged $150,567, $150,389 and $134,902 at a weighted-average interest rate of 5.59%, 7.81% and 6.03%, respectively.

As of January 31, 2008, the required minimum annual principal reduction of long-term debt is as follows:

Year Ended January 31,	Amount
2009	$5,568
2010	—
2011	—
2012	—
2013	—
Thereafter	129,500

Total	$135,068

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

Under the provisions of SFAS No. 123R, the Company recorded $389 and $225 of stock based compensation expense related to stock option awards in its consolidated statement of operations for the years ended January 31, 2008 and 2007, respectively. The Company granted 340,334 and 134,200 stock option awards of which 37,334 and 40,500 vested immediately during fiscal years 2008 and 2007, respectively. Accordingly, compensation cost included $108 and $137 for the awards that vested immediately in the years ended January 31, 2008 and 2007, respectively. Based on awards outstanding as of January 31, 2008, the estimated remaining compensation expense is approximately $579, which is expected to be recognized through fiscal year 2011 based on the weighted average vesting period.

The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 107 to determine the expected life assumption.

Based on our historical experience, we have assumed an annualized forfeiture rate of 7.5% for share-based compensation awards. Under the true-up provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated. SFAS No. 123R requires the Company to present pro-forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior-year period:

Year Ended January 31,	2006
Net loss—as reported	$(56,857)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	9,297

Net loss—pro forma	$(66,154)

Net loss per common share—basic—as reported	$(2.24)
Net loss per common share—basic—pro forma	$(2.61)
Net loss per common share—diluted—as reported	$(2.24)
Net loss per common share—diluted—pro forma	$(2.61)

The Company used the straight-line attribution method for the amortization of stock compensation under SFAS No. 123R for the period after its adoption, and under APB No. 25 or SFAS No. 123 (‘pro forma disclosures’) for the period prior to its adoption.

The following tables summarize activity under all stock option plans for the respective periods:

Years Ended January 31,	2008	2007	2006
Weighted-average fair value of options granted during the year	$2.58	$3.51	$3.66
Intrinsic value of options exercised	$—	$297	$156
Cash received from option exercises	$—	$1,210	$584

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

	Beginning Balance Outstanding	Granted During Year	Exercised During Year		Cancelled During Year	Ending Balance Outstanding	Exercisable
BALANCE AT JANUARY 31, 2006
Number of shares	3,132,368	1,467,701		85,300	440,771	4,073,998	4,053,900
Weighted-average option price per share	$21.10	$7.75		$6.83	$20.84	$16.62	$16.62

BALANCE AT JANUARY 31, 2007
Number of shares	4,073,998	134,200		179,850	1,504,055	2,524,293	2,423,753
Weighted-average option price per share	$16.62	$6.71		$6.73	$18.74	$15.53	$15.88

BALANCE AT JANUARY 31, 2008
Number of shares	2,524,293	340,334		—	1,101,313	1,763,314	1,418,147
Weighted-average option price per share	$15.53	$5.13	$	N/A	$15.15	$13.76	$15.83

The following table summarizes information about the stock options outstanding at January 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Contractual Life	Weighted- Average Exercise Price
$ 4.25 – $ 6.26	382,834	7.5 Years	$5.27	54,001	9.0 Years	$6.00
$ 6.81 – $ 9.12	504,955	7.8 Years	$7.55	488,621	7.8 Years	$7.56
$ 9.80 – $ 14.50	161,656	5.0 Years	$11.48	161,656	5.0 Years	$11.48
$14.94 – $ 22.31	544,809	4.1 Years	$18.94	544,809	4.1 Years	$18.94
$26.76 – $ 35.00	133,010	3.2 years	$32.16	133,010	3.2 Years	$32.16
$49.44 – $ 55.94	36,050	2.4 Years	$55.04	36,050	2.4 Years	$55.04

Total	1,763,314	5.9 Years	$13.76	1,418,147	5.5 Years	$15.83

There were 3,420,007 and 2,929,588 shares available for future grants of options under the Company’s stock option plans as of January 31, 2008 and 2007, respectively.

A summary of the status of the Company’s non-vested stock options as of January 31, 2008, and changes during the year ended January 31, 2007, is summarized below:

	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at January 31, 2007	100,540	$3.94
Granted	340,334	$2.58
Vested	(75,873)	$3.68
Forfeited	(19,834)	$3.24

Non-vested at January 31, 2008	345,167	$2.70

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The fair value of stock options granted during fiscal year 2008, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Years Ended January 31,	2008	2007	2006
Risk-free interest rate	4.25% - 4.88%	4.57% - 5.03%	3.73% - 4.45%
Dividend yield	0.0%	0.0% - 0.643%	0.52% - 0.81%
Volatility factor	48.64% - 49.45%	47.31% - 54.25%	49.81% - 55.06%
Expected lives	5 Years	5 Years	5 Years

Stock Awards:

In March 2007, the Company initiated two restricted stock award programs. The first program granted 84,600 restricted stock awards with vesting beginning one year from the date issued and fully vesting four years later. The second program granted 84,600 restricted stock awards based on Company performance awarded to selected executives and other key employees. In accordance with SFAS 123(R), the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line basis over the requisite service period for each separately vesting portion of the award for awards based on time and, for performance based awards, on the expectation that the performance goals will be attained. Compensation expense for the year ended January 31, 2008 is $184. No compensation expense has been recorded for the performance related awards since the management of the Company does not believe that the performance criteria established will be met. There were no restricted stock award programs in prior periods.

Rights Plan:

In February 2000, the Company’s Board of Directors declared a dividend of one common stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000, to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. In fiscal year 2005, an amendment was signed among the Company, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent. The Company appointed the Bank of New York as successor rights agent. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company’s Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of the Company’s common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

8. INCOME TAXES

The components of loss from continuing operations before income taxes and minority interest were as follows:

Years Ended January 31,	2008	2007	2006
Domestic	$(6,623)	$(10,632)	$315
Foreign	8,435	(3,625)	(2,577)

Income (Loss) before income taxes and minority interest	$1,812	$(14,257)	$(2,262)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,	2008	2007	2006
Current:
Federal	$(228)	$44	$(3,336)
State	(213)	(727)	(512)
Foreign	(24)	34	(45)

	(465)	(649)	(3,893)

Deferred:
Federal	1,395	1,264	10,355
State	(16)	304	2,207
Foreign	149	—	—

	1,528	1,568	12,562

Total	$1,063	$919	$8,669

Effective income tax rate	58.7%	(6.4)%	(383.2)%

The components of the deferred tax asset and liability as of January 31, 2008 and 2007 were as follows:

Years Ended January 31,	2008	2007
ASSETS
Vacation and compensation accruals	$3,631	$4,486
Bad debt, inventory and return allowances	369	6,162
Warranty reserves	4,191	3,028
Postretirement benefits	730	1,731
Net operating losses and Capital Losses	73,082	19,001
Environmental reserves	564	745
Other accruals	673	1,522
Other losses	—	51
Pension obligation	2,264	5,398
Tax Credits	1,171	2.805
Derivatives	1,614	—

Total deferred tax assets	88,289	44,929

LIABILITIES
Inventory	(1,233)	—
Depreciation and amortization	(9,512)	(8,916)
Derivatives	—	(2,274)
Unrepatriated earnings	(7,929)	(2,208)

Total deferred tax liability	(18,674)	(13,398)

Valuation allowance	(80,032)	(40,833)

Net deferred tax (liability) asset	$(10,417)	$(9,302)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

In fiscal year 2007, the Company established a valuation allowance against certain deferred tax assets related to the company’s joint venture in China based on negative evidence regarding the realizability of these assets. The valuation allowance was increased by $942 as a result of current year activity. During fiscal year 2008, the Company recognized a gain on the involuntary conversion of their facility in China for financial statement purposes. For local Chinese tax purposes, this gain was exempt from income tax.

As a result of amended income tax returns filed with the IRS for fiscal years 2002 through 2004, as well as the significant federal net operating loss generated in the fiscal year 2006, the Company has recorded a prepaid tax asset of $0 and $1,732 in fiscal years 2008 and 2007, respectively. The prepaid asset related to the estimated cash refund resulting from the carry back of the loss generated in fiscal years 2004 through 2006 as well as the amendments to the federal returns in fiscal years 2002 through 2004. During fiscal year 2007, the Company received a refund from the IRS of approximately $4,000 representing a majority of the refund related to the carryback of fiscal year 2006 net operating loss. During fiscal year 2008, the Company received remaining refunds of approximately $1,900.

As of January 31, 2008 the Company had federal net operating loss carryforwards of approximately $89,678, state net operating loss carryforwards of $100,831 and foreign net operating loss carryforwards of $9,745. These losses and credits begin to expire in varying amounts from December 31, 2010 to January 31, 2028. In addition, as of January 31, 2008 the Company has U.S alternative minimum tax credits carryfowards and foreign tax credits carryforwards in the amount of $307, and $864 respectively. As a result of the sale of the Power Electronics division in fiscal year 2008, the company generated federal and state capital loss carryforwards of $96,762 a majority of which will expire, if unused by fiscal year 2013.

Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2008, 2007 and 2006, respectively, are as follows:

Years Ended January 31,	2008	2007	2006
U.S. statutory income tax	$616	$(4,847)	$(769)
Effect of:
State tax, net of federal income tax benefit	(682)	(256)	(453)
Tax effect of foreign operations	(399)	34	(45)
Change in valuation allowance	1,808	5,918	10,401
Other	(280)	70	(465)

Total provision for income taxes at the effective rate	$1,063	$919	$8,669

Effective February 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, (FIN 48). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109, Accounting for Income Taxes. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

As a result of the implementation of FIN 48, the company decreased the liability for net unrecognized tax benefits by $1,619 and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $1,619. The Company historically classified unrecognized tax benefits in current taxes payable, or as a direct offset to deferred taxes to the extent the uncertain tax position impacted a net operating loss. As a result of the adoption of FIN 48, unrecognized tax benefits of $454 were reclassified to long-term income taxes payable.

In accordance with FIN 48, the total amount of unrecognized tax benefits as of January 31, 2008 was $1,151, which includes $ 88 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $1,151 of unrecognized tax benefits, $760 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $760, $461 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

The following is a roll-forward of the changes in our unrecognized tax benefits:

Total unrecognized tax benefits as of February 1, 2007	$932
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	317
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	50
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(236)

Total unrecognized tax benefits as of January 31, 2008	$1,063

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$760

Total amount of interest and penalties recognized in the accompanying consolidated statement of operations for the year ended January 31, 2008	$(32)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheet as of January 31, 2008	$88

The company files US federal, US state and foreign tax returns. The Company and its subsidiaries are subject to US federal income tax as well as income tax of multiple foreign and state jurisdictions. During the fiscal year ended January 31, 2008, the IRS concluded their examination with respect to the January 31, 2005 tax year and concluded a survey of the January 31, 2006 tax year noting no changes. With few exceptions the company is no longer subject to state or foreign examinations for years prior to fiscal year 2002.

We do not anticipate any significant increases or decreases to our tax reserves within the next twelve months.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated financial statements of income did not change as a result of implementing the provisions of FIN 48.

The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from December 31, 2009 to January 31, 2027. The Company believes that the future

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

use or the amount if any of its loss carryforwards could be restricted as a result of changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code. This would have no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has been established against these net operating losses.

9. COMMITMENTS AND CONTINGENCIES

(A) Operating Leases:

The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements in accordance with SFAS No. 13 “Accounting for leases”. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2008, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,	Amount
2009	1,966
2010	1,666
2011	1,625
2012	534
2013	283
Thereafter	2,396

Total	$8,470

Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2008, 2007 and 2006, was $2,260, $2,331 and $2,069, respectively.

(B) Contingent Liabilities:

Legal

In January 1999, the Company received notification from the U.S. Environmental Protection Agency (“EPA”) of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (“DOJ”) through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties have reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures are required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule are fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Consent Decree provides for stipulated penalties for noncompliance with the requirements of the Consent Decree. The Company does not expect that the Consent Decree will have a material adverse effect on its business, financial condition or results of operations.

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

Notwithstanding the Company’s efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company’s business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (“Allied”) for the acquisition (the “Acquisition”) of the Company (the “Acquisition Agreement”), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied’s successor in interest, Honeywell (“Honeywell”).

C&D is participating in the investigation of contamination at several lead smelting facilities (“Third Party Facilities”) to which C&D allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, the Company and several other potentially responsible parties (“PRP”s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States EPA Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries, Inc. (“NL”) site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (Exide), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including the Company, for which the Company’s allocated share rose from 5.25% to 7.79%.

In August 2002, the Company was notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continues to negotiate with NL at this site regarding the Company’s share of the allocated liability.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

C&D, together with Johnson Controls, Inc. (“JCI”), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (“CVOC”s) in groundwater.

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. The EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. The scope of any potential exposure is not defined at this time.

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties entered an agreement to settle the litigation in March 2007 with the Company agreeing to purchase a parcel of land between its property and plaintiff’s property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff’s property. In July 2007, the plaintiff provided notice that it is withdrawing from the settlement agreement alleging additional unknown contamination had been discovered. The Company believes the allegation is without merit and intends to vigorously defend the lawsuit.

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of January 31, 2008, accrued environmental reserves totaled $1,496 consisting of $796 in other current liabilities and $700 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

(C) Purchase Commitments:

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring in within a few months while others continue into December 2012. The estimated commitments are approximately $115,000 in the fiscal year ended January 31, 2009, $96,000 during the fiscal year ended January 31, 2010 and approximately $46,000 during each of the next three fiscal years. The Company has entered into a commitment for inventory purchases of approximately $600 over the next year. The Company has also committed to purchase new machinery at an estimated cost of $6,400 to be installed within the next two years.

10. MAJOR CUSTOMER

One customer of the Company accounted for 14.3%, 14.7% and 12.1% of the Company’s consolidated net sales for the years ended January 31, 2008, 2007 and 2006, respectively.

11. CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade receivables and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited by a large customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at January 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,536	$6,536	$5,384	$5,384
Debt	135,068	157,618	155,623	167,285
Commodity hedges	(1,503)	(1,503)	4,890	4,890
Foreign exchange hedges	—	—	117	117

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents—the carrying amount approximates fair value because of the short maturity of these instruments.

The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the short term maturity of these instruments and are excluded from the above table.

Long term debt—the fair value of the Notes was determined using quoted market prices at the balance sheet date. The carrying value of the Company’s remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

Hedging instruments—the estimated fair value of the interest rate swaps and foreign exchange contracts are based on market prices or current rates offered for interest rate swaps and foreign exchange contracts with similar terms and maturities. The ultimate amounts paid or received under these interest rate swaps and foreign currency contracts, however, depend on future interest rates and exchange rates.

The Company uses derivative instruments according to a financial risk management policy in order to manage its exposure to changes in certain commodity prices and exchange rates. The Company applies hedge accounting by documenting the relationships of the derivatives to the hedged items and continuously evaluates their effectiveness.

The Company applies hedge accounting in accordance with SFAS No. 133 as amended, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s). The Company did not apply hedge accounting to currency forward contracts with a combined fair value of $0 and $117 as of January 31, 2008 and 2007, respectively. Changes in the fair value of these currency forward contracts are recorded in other expense, net.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in operations each period. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive loss. When operations are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders’ equity is released to operations. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in operations each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded in other expense, net each period.

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

Interest rate risk—The Company may from time to time use interest rate swaps to maintain certain proportions of fixed versus variable rate debt per policy. The Company did not have any interest rate swaps outstanding as of January 31, 2008 and 2007.

Commodity risk—On occasion, the Company enters into financial instruments hedges with counterparties to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of the Company. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead). In fiscal year 2008 the Company occasionally entered into put options as method of reducing risk of significant price decreases on some of these contracts. The value/cost of the put options are netted against the market value of forward contracts at January 31, 2008 and on the amount of settled contracts. The notional amount of the lead forward contracts as of January 31, 2008 and 2007 was $18,120 and $9,273, respectively. At January 31, 2008 and 2007, these forward contracts had a market value of $1,503 and $4,890, respectively, which was recorded in accumulated other comprehensive loss excluding the value of put options of $366 as of January 31, 2008. During fiscal year 2008 and 2007 the Company settled lead forward contracts for cash proceeds of $6,497 and $7,117, respectively, which was either recorded as a reduction of cost of goods sold to the extent that Inventory was sold; otherwise, it was deferred in accumulated other comprehensive loss. Effective February 23, 2006, one of the Company’s financial counterparties exercised its right to terminate 25.6 million pounds of lead forward contracts, representing approximately $10,375 in notional value lead forward contracts. This settlement resulted in cash proceeds of $3,099. The settlement did not change the hedge accounting for these forward contracts, with the gain in comprehensive loss continuing to be released to earnings during fiscal 2007, in the month in which the hedged item was recognized in cost of sales.

Commodity and interest rate derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in other comprehensive loss in Stockholders’ Equity and are released to earnings during the period in which the hedged items impact earnings.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Foreign exchange risk—The Company uses currency forwards or options to hedge certain foreign currency denominated receivables or payables, primarily in Canadian Dollars, Pounds Sterling, Euros, and Mexican Pesos. These hedges offset the changes in the underlying assets or liabilities until the items are relieved from the balance sheet.

Foreign exchange derivatives have been designated as fair value hedges. The changes in the fair value of the hedges are recorded in earnings immediately and offset a comparable gain or loss in an underlying asset or liability.

The notional values of the foreign exchange contracts are as follows:

Currency, at January 31	2008	2007
Pounds Sterling	$—	$34,049
Canadian Dollars	—	1,744
Euros	—	1,712

13. EMPLOYEE BENEFIT PLANS

The Company has various noncontributory defined benefit pension plans, which cover certain employees in the United States.

Effective for fiscal year 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and the changes in the funded status be reflected in comprehensive income. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of January 31, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred tax liability	$(9,367)	65	$(9,302)
Other current liabilities	31,751	259	32,010
Other long-term liabilities	30,430	4,320	34,750
Accumulated other comprehensive loss	$(9,493)	(4,459)	$(13,952)

The Company’s funding policy for the domestic plans is to make contributions in accordance with U.S. laws and regulations. Pension benefits for the Company’s defined benefit plans are generally based on employees’ years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities.

The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements (postretirement benefits) through two plans. One of these plans was amended on April 1, 2005 to decrease the life insurance benefits for retirees.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Benefit payments for the Company’s pension and post retirement plans are expected to be paid as follows:

Years Ended January 31,	Pension Plans	Postretirement Plans
2009	$3,603	$124
2010	3,774	155
2011	3,955	201
2012	4,211	200
2013	4,555	199
2014 – 2018	$26,153	$947

The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended January 31, 2008 and 2007, and a statement of the funded status as of January 31, 2008 and 2007. The measurement dates are December 31, 2007 and 2006.

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$76,106	$76,169	$4,568	$4,508
Service cost	1,530	1,755	137	178
Interest cost	4,279	4,193	247	246
Plan amendments	—	—	(2,426)	—
Actuarial (gain) loss	(5,817)	(2,409)	(347)	(9)
Curtailments	(2,659)	—	—	(36)
Special termination benefits	173	—	—	—
Benefits paid	(3,595)	(3,602)	(242)	(319)

Benefit obligation at end of year	$70,017	$76,106	$1,937	$4,568

Change in plan assets:
Fair value of plan assets at beginning of year	62,564	62,185	—	—
Actual return on plan assets	3,133	3,981	—	—
Employer contributions	801	—	242	319
Benefits paid	(3,595)	(3,602)	(242)	(319)

Fair value of plan assets at end of year	$62,903	$62,564	$—	$—

Reconciliation of funded status:
Funded status	(7,114)	(13,542)	(1,937)	(4,568)
Unrecognized actuarial loss	17,352	25,790	(129)	215
Unrecognized prior service cost	—	53	(2,479)	(75)

Net amount recognized at measurement date at end of year	$10,238	$12,301	$(4,545)	$(4,428)

Amounts recognized in the statement of financial position consist of:
Accumulated other comprehensive Income	17,352	25,843	(2,608)	139
Contributions made after measurement date but before the end of the fiscal year	1,103	—	—	—
Accrued benefit liability	(7,114)	(13,542)	(1,937)	(4,567)

Net amount recognized at end of fiscal year	$11,341	$12,301	$(4,545)	$(4,428)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$1,530	$1,755	$1,722	$137	$178	$195
Interest cost	4,279	4,193	4,058	247	246	253
Expected return on plan assets	(4,872)	(4,849)	(5,136)	—	—	—
Amortization of prior service costs	8	15	15	(22)	(27)	8
Recognized actuarial loss/(gain)	1,700	2,112	1,766	(4)	4	—
Curtailment	45	12	29	—	(36)	—
Special termination benefit	173	—	—	—	—	—

Net periodic benefit cost	$2,863	$3,238	$2,454	$358	$365	$456

Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	6.35%	5.90%	5.60%	6.35%	5.90%	5.60%
Rate of compensation increase***	4.45/ 4.00%	4.45/ 4.00%	4.45/ 4.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	5.90%	5.60%	5.82%	5.90%	5.60%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A
Rate of compensation increase**	4.45/ 4.00%	4.45/ 4.00%	4.45/ 4.00%	N/A	N/A	N/A

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.
***	Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

The Company considered various corporate bond indices rated “Aa” or higher with a duration that is consistent with the plans’ liabilities to determine the discount rates at each measurement date. The change in the discount rate is consistent with the changes in the benchmarks considered for the same periods.

To develop the expected long-term rate of return on plan assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 8% expected long-term rate of return on plan assets assumption for the plans.

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

For fiscal year 2008, the Company had four pension plans but consolidated three of the plans into a single plan leaving the Company with two plans. The accumulated benefit obligation exceeded the plan assets for the two domestic plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $70,017, $68,178 and $62,903, respectively for fiscal year 2008.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

For fiscal year 2007, the accumulated benefit obligation exceeded the plan assets for the four domestic plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $76,106, $70,539 and $62,564, respectively for fiscal year 2007.

The pension plans have the following asset allocations guidelines, as of their measurement dates:

	Actual Percentage of Plan Assets at December 31,
	2007	2006
ASSET CATEGORY
Equity Securities—Domestic	30.10%	30.90%
Equity Securities—International	9.60%	11.10%

Total	39.70%	42.00%

Debt Securities	51.60%	50.10%
Other	8.70%	7.90%

Total	100.00%	100.00%

The Pension Plans’ investment policy includes the following asset allocations guidelines:

Plans Policy Target*
ASSET CLASS
Fixed Income	50.00%
Domestic Income	30.00%
International Equity	9.00%
Other*	11.00%

*	A small percentage of the largest pension plan assets are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets. Equity securities—Domestic include Company common stock in the amounts of $1,755 (2.8% of total plan assets) and $1,258 (2.0% of total plan assets) at December 31, 2007 and 2006, respectively.

In fiscal year 2009 the Company expects to make required contributions totaling approximately $2,071 to its pension plans.

In addition to the broad asset allocation described above, the following policies apply to individual asset classes for the domestic plans:

Fixed income investments are oriented toward investment grade securities rated “Baa” or higher, with a small exposure to high yield and emerging markets debt. They are diversified among individual securities and sectors. The average maturity is similar to that of the broad U.S. bond market.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Equity investments are diversified among individual securities, industries and economic sectors. International equity investments are also diversified by country. Most securities held are issued by companies with large market capitalizations. Investment in the Company’s stock is permissible up to a maximum of 10% at the time of investment.

Certain employees are eligible to participate in various defined contribution retirement plans. The Company’s contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees’ earnings. The Company’s expense was $710, $656 and $784 for the years ended January 31, 2008, 2007 and 2006, respectively.

The Company has Supplemental Executive Retirement Plans (“SERPs”) that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $242, $424 and $389 for the years ended January 31, 2008, 2007 and 2006, respectively. The liability for these plans was $4,220 and $4,140 as of January 31, 2008 and 2007, respectively, and was included in other liabilities.

The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company’s Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a ‘rabbi trust’) accounts. The Company follows the provisions of EITF 97-14, “Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with GAAP for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2008 and 2007, the liability for the Company’s Deferred Compensation Plan was $913 and $700, respectively, and was included in other liabilities.

14. GOODWILL AND ASSET IMPAIRMENTS

During the fiscal year 2008 and 2007, the Company identified facts suggesting that long-lived assets and goodwill may be impaired. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company first completed an assessment of its long-lived assets within the various asset groupings and determined that the carrying value of its long-lived assets within those identified asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assessed the carrying value of its goodwill by division using the two-step, fair-value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed to determine if the implied fair value of the goodwill was less than the carrying amount. An income approach was utilized to determine the fair value of the reporting unit.

As a result of the above, during of fiscal year 2007, the Company recorded a pre-tax impairment charge within the Standby Power Division of $985 related to one of its manufacturing facilities. The impairment charge resulted from the Company’s decision to close the facility and the identification of equipment, which would not

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

be relocated to other facilities. These charges were included in the cost of sales on the consolidated statement of operations. Additionally, the Company recorded asset impairment and intangible asset impairment charges of $2,161 and $20,045, respectively in fiscal year 2006 and goodwill impairment charges of $13,947 and $13,674 in fiscal year 2007 and fiscal year 2006, respectively, related to its discontinued operations and included in loss from discontinued operations on the consolidated statement of operations.

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

On October 31, 2006, the Company announced the closure of its Power Electronic Division design facility in Milwaukie, Oregon, and the centralization of its activities into the Company’s operations in Mansfield, Massachusetts, and Toronto, Canada. The Company recognized severance charges of $714 in fiscal year 2007. These charges relate to work force reductions of approximately 80 employees. As a result of this decision, the Company abandoned its design facility in Milwaukie, Oregon, during the fourth quarter of fiscal year 2007 and had no plans to occupy this facility in the foreseeable future. Under the terms of the lease, the Company is obligated for rent and other costs associated with this lease, at an annual cost of approximately $600, until March 31, 2010. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge to earnings to recognize the costs of exiting this facility of $874, which equal to the total amount of rent and other direct costs, net of estimated sub-lease income, for the remaining period of the lease.

During the fourth quarter of fiscal year 2007, the Company recorded severance charges of $2,387 in its financial statements within its Standby Power Division. These charges relate to workforce reduction of approximately 223 employees at our joint venture in China. All employee terminations and cash payments were completed by April 30, 2007.

On April 16, 2007 the Company announced its decision to close its Standby Power Division manufacturing facility in Conyers, Georgia and the transfer of its production to Leola, Pennsylvania. As a result of this action, the Company recorded severance charges of $557 in its financial statements for fiscal year 2008. These charges were included in the cost of sales on the consolidated statement of operations. In addition, the Company incurred approximately $200 of special pension termination benefits and approximately $2,200 of other costs relating to the closure of Conyers.

On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision, the Company recorded severance accruals for the year of $723 in its consolidated statement of operations. These charges relate to workforce reductions of approximately 168 employees.

As a result of the divestitures of the Power Electronics Division and Motive Power Division, the Company has taken additional actions to reduce selling, general and administrative expenses. The Company recorded severance accruals in the third quarter of fiscal year 2008 of $524 in its consolidated statement of operations. These charges relate to workforce reductions of approximately 30 employees.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2007	Provision Additions	Expenditures	Balance at January 31, 2008
Severance	$626	1,804	1,736	$694

Total	$626	$1,804	$1,736	$694

16. QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for the years ended January 31, 2008 and 2007, follow:

Year Ended January 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$77,479	$82,854	$91,253	$94,487
Gross profit	10,423	12,374	5,850	7,337
Operating (loss) income from continuing operations	15,522	1,956	(4,438)	(3,903)
Net Income (loss) from continuing operations	9,354	1,656	(6,993)	(6,199)
Net loss from discontinued operations	(5,224)	(4,738)	(2,305)	(4,086)
Net income (loss)	4,130	(3,082)	(9,298)	(10,285)
Earnings (loss) per common share – basic and diluted:
Net loss from continuing operations	0.36	0.06	(0.27)	(0.24)
Net loss from discontinued operations	(0.20)	(0.18)	(0.09)	(0.16)

Year Ended January 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$68,819	$71,049	$70,589	$76,784
Gross profit	10,695	12,779	11,313	3,069
Operating (loss) income from continuing operations	1,350	1,879	2,694	(7,527)
Net Income (loss) from continuing operations	(1,452)	(532)	(245)	(11,674)
Net income (loss from discontinued operations	(5,574)	(3,065)	(17,570)	(2,618)
Net loss	(7,026)	(3,597)	(17,815)	(14,292)
Earnings (loss) per common share – basic and diluted:
Net loss from continuing operations	(0.06)	(0.02)	(0.01)	(0.45)
Net loss from discontinued operations	(0.22)	(0.12)	(0.69)	(0.10)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

17. OPERATIONS BY GEOGRAPHIC AREA

As a result of the Company’s sale of its Power Electronics Division and certain assets of its Motive Power Divisions, the composition of the Company’s reportable segments has changed. The remaining activities following these divestitures are included within our continuing operations, the Standby Power Division.

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

Summarized financial information related to the geographic areas in which the Company operated at January 31, 2008, 2007 and 2006, and for each of the years then ended is shown below:

Years Ended January 31,	2008	2007	2006
Net sales*:
United States	$297,982	$248,411	$228,182
Other countries	48,091	38,830	35,507

Consolidated totals	$346,073	$287,241	$263,689

Long-lived assets:
United States	$35,483	$36,370	$40,760
China	29,790	29,402	13,255
Mexico	15,060	15,131	14,902
Other countries	102	89	90

Consolidated totals	$80,435	$80,992	$69,007

*	Net sales by geographic area is determined by the location of the customer.

18. WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,	2008	2007
Balance at beginning of year	$7,760	$7,324
Current year provisions	9,155	7,198
Expenditures	(5,644)	(6,767)
Effect of foreign currency translation	5	5

Balance at end of year	$11,276	$7,760

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

As of January 31, 2008, accrued warranty obligations of $11,276 include $4,072 in current liabilities and $7,204 in other liabilities. As of January 31, 2007, accrued warranty obligations of $7,760 include $2,890 in current liabilities and $4,870 in other liabilities.

Certain warranty costs associated with the disposal of the Motive Division were not assumed by the buyer and are included in the table above that are associated with this Division which is part of discontinued operations. Current year provisions include $6,480 and $4,586 from discontinued operations in fiscal years 2008 and 2007, respectively. Expenditures include $3,206 and $3,041 from discontinued operations in fiscal years 2008 and 2007, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

Years Ended January 31,	2008	2007
Cumulative translation adjustment	$(6,422)	$6,058
Accumulated net unrealized holding gain (loss) on derivatives	(4,282)	5,986
Adjustment to initially apply defined benefit plan standard	(4,459)	(4,459)
Minimum pension liability adjustment	(9,107)	(21,537)

Total accumulated other comprehensive loss	$(24,270)	$(13,952)

20. DISCONTINUED OPERATIONS

In connection with the restructuring plan discussed in note 15, the Company completed the sale of its Power Electronics Division on August 31, 2007 for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Power Electronics Division for the fiscal years ended January 31, 2008, 2007 and 2006, respectively, as discontinued operations.

On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Motive Power Division for the fiscal years ended January 31, 2008, 2007 and 2006, respectively, as discontinued operations. The Company received $3,100 during the fiscal year for the sale of finished goods and certain identified equipment.

At January 31, 2007, property, plant and equipment in the amount of $3,538 related to the Motive Power Division was classified as held for sale. In addition, at January 31, 2007, inventory in the amount of $3,869 was also classified as held for sale. As of January 31, 2008, the balance sheet has $450 in fixed assets related to discontinued operations that are held for sale.

Summarized financial information for the divisions sold is as follows:

Years Ended January 31,	2008	2007	2006
Net Sales	$138,609	$237,339	$233,718
Loss from discontinued operations before income taxes	15,091	25,652	42,513
Provision for income taxes	1,262	3,175	3,330
Net loss from discontinued operations	16,353	28,827	45,843

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II.

VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2008, 2007 and 2006

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Additions (Reductions) Charged to Other Accounts	Translation Adjustments	Other(b)	Balance at End of Period
Deducted from Assets
Valuation allowance for deferred tax assets:
Year ended January 31, 2008	$40,833	$3,271	$(5,478)	$(1,146)	$42,552	$80,032
Year ended January 31, 2007	22,817	17,356	1,147	(487)	—	40,833

(a)	Additions totaling $7,014 were charged to Other Comprehensive Income.
(b)	Additions totaling $42,552 related to the sale of the Power Electronics Division sold during the year.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares on a cumulative basis the yearly percentage change, assuming quarterly dividend reinvestment over the last five fiscal years, in the total stockholder return on the Common Stock, with the total return on the New York Stock Exchange Market Value Index (the “NYSE Market Value Index”), a broad equity market index, and the total return of a selected peer group index (the “SIC Code Peer Group Index”). The SIC Code Peer Group is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Supplies” and is comprised of all publicly traded companies having the same three-digit SIC Code (369) as C&D. The price of each unit has been set at $100 on January 31, 2003 for the purpose of preparation of the graph.

Comparison of Five-Year Cumulative Total Return

For year ended January 31,

Among C&D Technologies, Inc., NYSE Market Value

Index and SIC Code Peer Group Index

Fiscal Year	C&D	NYSE	Peer Group
2003	100.00	100.00	100.00
2004	117.57	135.85	171.70
2005	88.16	147.26	175.18
2006	48.45	168.89	191.73
2007	31.57	193.91	216.71
2008	34.61	190.91	207.81

S-1

This Performance Graph shall not be deemed filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the Performance Graph by reference therein

S-2