Form 10-Q
period 2008-04-30
C&D TECHNOLOGIES INC
filed 2008-06-05
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9389

C&D TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	13-3314599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Union Meeting Road, Blue Bell, Pennsylvania	19422
(Address of principal executive office)	(Zip Code)

(215) 619-2700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accepted filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐     Accelerated filer   ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of the Registrant’s Common Stock outstanding on April 30, 2008: 25,666,477

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,274	$6,536
Restricted cash	1,740	4,383
Accounts receivable, less allowance for doubtful accounts of $1,200 and $1,148	63,523	62,946
Inventories	79,495	85,832
Prepaid taxes	838	800
Other current assets	993	835
Assets held for sale	450	450

Total current assets	153,313	161,782
Property, plant and equipment, net	80,894	79,782
Deferred income taxes	32	32
Intangible and other assets, net	15,841	16,091
Goodwill	59,920	59,870

TOTAL ASSETS	$310,000	$317,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,724	$5,568
Accounts payable	41,564	51,382
Accrued liabilities	16,191	15,593
Other current liabilities	7,712	9,767

Total current liabilities	71,191	82,310
Deferred income taxes	10,147	10,020
Long-term debt	124,556	124,133
Other liabilities	19,769	20,568

Total liabilities	225,663	237,031

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2008	January 31, 2008
Commitments and contingencies (see Note 9)
Minority interest	11,492	11,418
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,081,110 and 29,081,110 shares issued, respectively	291	291
Additional paid-in capital	75,108	74,995
Treasury stock, at cost, 3,414,633 and 3,414,633 shares, respectively	(47,243)	(47,243)
Accumulated other comprehensive income	(21,223)	(24,270)
Retained earnings	65,912	65,335

Total stockholders’ equity	72,845	69,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,000	$317,557

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2008	2007
NET SALES	$93,776	$77,479
COST OF SALES	80,084	67,056

GROSS PROFIT	13,692	10,423

OPERATING EXPENSES:
Selling, general and administrative expenses	9,655	8,532
Research and development expenses	1,691	1,531
Gain on sale of Shanghai, China plant	—	(15,162)

OPERATING INCOME FROM CONTINUING OPERATIONS	2,346	15,522

Interest expense, net	2,266	2,177
Other (income), net	(373)	(631)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	453	13,976
Income tax provision from continuing operations	134	94

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	319	13,882
Minority interest	(258)	4,528

NET INCOME FROM CONTINUING OPERATIONS	577	9,354

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(3,108)
Income tax provision from discontinued operations	—	2,116

LOSS FROM DISCONTINUED OPERATIONS	—	(5,224)

NET INCOME	$577	$4,130

Income per share:
Basic:
Net income from continuing operations	$0.02	$0.36

Net loss from discontinued operations	$—	$(0.20)

Net income	$0.02	$0.16

Diluted:
Net income from continuing operations	$0.02	$0.24

Net loss from discontinued operations	$—	$(0.11)

Net income	$0.02	$0.13

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three months ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$577	$4,130
Net loss from discontinued operations	—	(5,224)

Net income from continuing operations	577	9,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(258)	4,528
Share-based compensation	113	110
Depreciation and amortization	3,011	2,864
Amortization of debt acquisition costs	424	386
Deferred income taxes	127	1,351
Loss (gain) on disposal of assets	6	(15,203)
Changes in assets and liabilities:
Accounts receivable	(334)	(4,519)
Inventories	6,547	(419)
Other current assets	(152)	(306)
Accounts payable	(9,164)	(2,451)
Accrued liabilities	519	959
Income taxes payable	(10)	615
Other current liabilities	(1,955)	(339)
Other liabilities	(701)	1,663
Funds provided to discontinued operations	—	(2,216)
Other long-term assets	(15)	143
Other, net	1,879	(3,762)

Net cash provided by (used in) continuing operating activities	614	(7,242)
Net cash provided by discontinued operating activities	—	1,082

Net cash provided by (used in) operating activities	614	(6,160)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,599)	(1,549)
Proceeds from disposal of property, plant and equipment	—	1,893
Decrease in restricted cash	2,643	—

Net cash provided by (used in) continuing investing activities	(956)	344
Net cash provided by discontinued investing activities	—	39

Net cash provided by (used in) investing activities	(956)	383

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

(UNAUDITED)

	Three months ended April 30,
	2008	2007
Cash flows from financing activities:
Repayment of debt	(21)	—
Proceeds from new borrowings	—	7,597
(Decrease) increase in book overdrafts	58	(313)
Financing cost of long term debt	—	(781)
Purchase of treasury stock	—	(2)

Net cash provided by continuing financing activities	37	6,501
Net cash provided by discontinued financing activities	—	78

Net cash provided by financing activities	37	6,579

Effect of exchange rate changes on cash and cash equivalents	43	24

Decrease in cash and cash equivalents from continuing operations	(262)	(373)
Cash and cash equivalents, beginning of period	6,536	5,968

Cash and cash equivalents, end of period	$6,274	$5,595

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest paid, net	$125	$—
Income taxes (received) paid, net	$51	$—

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2008	2007
NET INCOME	$577	$4,130
Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivative instruments	2,267	(734)
Adjustment to recognize pension liability and net periodic pension cost	78	439
Foreign currency translation adjustments	702	303

Total comprehensive income	$3,624	$4,138

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	INTERIM STATEMENTS

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair presentation of statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K dated April 10, 2008.

On September 7, 2007 the Company announced the change of method of accounting for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, the Company has retrospectively applied this change in method of inventory costing to all prior periods.

2.	DISCONTINUED OPERATIONS

In fiscal year 2008 the Company sold its Power Electronics Division and certain assets of its Motive Power Division. As a result, activity in fiscal year 2008 related to these divisions has been reclassified as discontinued operations in the interim unaudited consolidated financial statements.

3.	STOCK-BASED COMPENSATION

The Company granted stock option awards of 5,000 shares and 279,334 shares during the three months ended April 30, 2008 and 2007, respectively. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, the Company recorded $75 and $64 of stock compensation related to stock option awards in its unaudited consolidated statements of operations for the three months ended April 30, 2008 and 2007, respectively. The impact on earnings per share for the three months ended April 30, 2008 and 2007 was less than $0.01.

On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. Compensation expense associated with restricted stock in the three months ended April 30, 2008 and 2007 was $38 and $28, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that the performance criteria established will be met.

The following table summarizes information about the stock options outstanding at April 30, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 4.25 - $ 6.26	385,834	6.6 Years	$5.27	55,668	8.0 Years	$5.96
$ 6.81 - $ 9.12	488,755	6.8 Years	$7.55	472,421	6.8 Years	$7.56
$ 9.80 - $ 14.50	161,656	4.0 Years	$11.48	161,656	4.0 Years	$11.48
$ 14.94 - $ 22.31	523,149	3.1 Years	$18.93	523,149	3.1 Years	$18.93
$ 26.76 - $ 35.00	125,480	2.2 years	$32.12	125,480	2.2 Years	$32.12
$ 49.44 - $ 55.94	35,000	1.4 Years	$55.02	35,000	1.4 Years	$55.02

Total	1,719,874	4.9 Years	$13.63	1,373,374	4.5 Years	$15.74

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

The fair value of stock options granted during the three months ended April 30, 2008 and 2007 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Three months ended April 30,	2008	2007
Risk-free interest rate	2.58%	4.45%-4.78%
Dividend yield	0%	0%
Volatility factor	50.90%	49.25%-49.30%
Expected lives	5-5.5 Years	5-5.5 Years

4.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. See Note 14 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 and determined it has no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations. The impact of adopting SFAS No. 141(R) will depend on the nature, terms and size of any business combination completed after the effective date.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

5.	INVENTORIES

Inventories consisted of the following:

	April 30, 2008	January 31, 2008
Raw materials	$21,741	$22,041
Work-in-process	19,060	22,215
Finished goods	38,694	41,576

Total	$79,495	$85,832

6.	GAIN ON SALE OF SHANGHAI, CHINA PLANT

During fiscal year 2005, the Company received $15,547 (which was included in other current liabilities at January 31, 2007) from the Chinese government as partial payment for the Company’s old joint venture battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment, along with a final payment of $1,850 received during the first quarter of fiscal year 2008, was recognized as income, net of the book value of assets disposed and other exit costs, when the old facility was transferred to the Chinese government during the first quarter of fiscal year 2008. During the first quarter of fiscal year 2008 the Company recognized a gain of $15,162 on this transaction.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

7.	INCOME TAXES

	Three months ended April 30,
	2008	2007
Provision for income taxes continuing operations	$134	$94
Effective income tax rate	29.5%	0.6%

Provision for income taxes discontinued operations	$—	$2,116
Effective income tax rate	—	68.1%

Effective tax rates from continuing operations were 29.5% and 0.6% for the three months ended April 30, 2008 and 2007, respectively. Tax expense for the three months ended April 30, 2008 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss, net of the release of the valuation allowance against certain domestic deferred tax assets as a result of pre-tax domestic book income in the current period. Additionally, the tax expense in the current quarter was reduced by $59 as a result of the expiration of the statute of limitations for uncertain tax positions and interest.

8.	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (losses) per common share:

	Three months ended April 30,
	2008	2007
Denominator:
Denominator for basic earnings per common share- weighted average common share	25,666,477	25,650,623
Effect of dilutive securities:
Convertible Notes	—	20,120,932
Employee stock awards	42,696	31
Employees stock options	—	102

Dilutive potential common shares	42,696	20,121,065
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	25,709,173	45,771,688

Basic earnings per common share - continuing operations	$0.02	$0.36

Diluted earnings from common share - continuing operations	$0.02	$0.24

The Company has excluded dilutive securities of 20,120,932 issuable in connection with convertible bonds from the diluted income per share calculation for the three months ended April 30, 2008, because their effect would be anti-dilutive. During the three months ended April 30, 2008 and 2007, there were 1,419,374 and 2,479,597, respectively, of outstanding employee stock options that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

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

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. The EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. Site investigation work has been conducted and the results of this investigation indicate limited soils and groundwater contamination at the site.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of April 30, 2008 and January 31, 2008, accrued environmental reserves totaled $1,531 and $1,496, respectively, consisting of $831 and $796 in other current liabilities and $700 and $700 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

10.	DERIVATIVE INSTRUMENTS

The Company is exposed to various market risks. The primary financial risks include fluctuations in certain commodity prices and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and when appropriate through the use of derivative instruments.

The Company does not invest in derivative instruments for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in the price of lead as well as to fluctuations in exchange rates. The Company applies hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). From time to time, however, the Company may enter into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship in which changes in fair value of the derivative, that are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

The following table provides the fair value of the Company’s derivative contracts which include forward commodity contracts.

	April 30, 2008		January 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity hedges	$(1,020)	$(1,020)	$(1,503)	$(1,503)

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

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Three months ended April 30,
	2008	2007
Balance at beginning of period	$11,276	$7,760
Current year provisions	819	1,987
Expenditures	(2,106)	(1,417)
Effect of foreign currency translation	4	6

Balance at end of period	$9,993	$8,336

As of April 30, 2008, accrued warranty obligations of $9,993 include $3,612 in current liabilities and $6,381 in other liabilities. As of January 31, 2008, accrued warranty obligations of $11,276 include $4,072 in current liabilities and $7,204 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. The current year provisions include $0 and $1,374 related to discontinued operations in the first fiscal quarters 2009 and 2008, respectively. Expenditures include $1,359 and $1,090 related to discontinued operations in the first fiscal quarters 2009 and 2008, respectively.

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Effective in fiscal year 2009, the Company changed the measurement date for its employee benefit plans from December 31 to January 31 in accordance with the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R).” The Company has elected to use the “13-month” approach to proportionally allocate the transition adjustment required under SFAS No. 158. The Company anticipates there will be a charge recorded to retained earning of approximately $100 in the fourth quarter.

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended April 30,		Three months ended April 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$261	$440	$18	$38
Interest cost	1,083	1,095	30	65
Expected return on plan assets	(1,261)	(1,219)	—	—
Amortization of prior service costs	—	3	(201)	(5)
Recognized actuarial loss/(gain)	289	439	(2)	(1)

Net periodic benefit cost	$372	$758	$(155)	$97

The Company made no contributions to the plan in the first quarter of fiscal year 2009. The Company expects to make contributions of approximately $1,500 to its plan during fiscal year 2009. The Company also expects to make contributions totaling approximately $125 to the Company sponsored postretirement benefit plan during fiscal year 2009.

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

As a result of the divestitures of the Power Electronics Division and Motive Power Division, the Company took additional actions to reduce selling, general and administrative expenses. The Company recorded severance accruals in the third quarter of fiscal year 2008 of $524 in its consolidated statement of operations. These charges relate to workforce reductions of approximately 30 employees.

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2008	Provision Additions	Expenditures	Balance at April 30, 2008
Severance	$694	$—	$238	$456

14.	FAIR VALUE MEASUREMENT

As discussed in Note 4, we adopted SFAS 157 on February 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relates to our derivative contracts. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table represents our liabilities measured at fair value on a recurring basis as of April 30, 2008 and the basis for that measurement:

	Total Fair Value Measurement April 30, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity hedges	$(1,020)	$—	$(1,020)	$—
Investments held for deferred compensation plan	437	437	—	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended April 30, 2008, compared to Three Months Ended April 30, 2007

Continuing Operations

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the first quarter of fiscal year 2009. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the first quarter of fiscal year 2009 increased $16,297 or 21% to $93,776 from $77,479 in the first quarter of fiscal year 2008. This increase was primarily due to increased unit sales and pricing in the UPS and telecommunications markets.

Gross profit in the first quarter of fiscal year 2009 increased $3,269 or 31% to $13,692 from $10,423. Margins increased from 13% in the first quarter of fiscal year 2008 to 15% in the first quarter of fiscal year 2009. Margins increased significantly from the most recent fourth quarter of fiscal 2008 which were 8%. Price increases and benefits from the Company’s cost reduction programs were offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange (“LME”) prices increased from an average of $0.86 per pound in the first quarter of fiscal year 2008 to $1.35 per pound in the first quarter of fiscal year 2009. Lead prices traded on the LME have continued to be volatile, having traded down to $0.90 per pound on May 26, 2008. First quarter fiscal year 2008 results included severance costs associated with the closure of the division’s Conyers, Georgia facility of $218.

Selling, general and administrative expenses in the first quarter of fiscal year 2009 increased $1,123 or 13.2% to $9,655 from $8,532. The increase is primarily due to compensation and fringe benefits and higher warranty expense. As a percentage of sales, selling, general and administrative expenses decreased 11.0% in the first quarter of fiscal 2008 to 10.3% in the first quarter of fiscal 2009.

Research and development expenses in the first quarter of fiscal year 2009 increased $160 or 10% to $1,691 from $1,531. As a percentage of sales, research and development expenses decreased from 2.0% in the first quarter of fiscal year 2008 to 1.8% in the first quarter of fiscal year 2009.

During the first quarter of fiscal year 2008, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

The Company had operating income in the first quarter of fiscal year 2009 of $2,346 compared to operating income of $15,522 in the first quarter of fiscal year 2008. The change is mainly due to the gain on the sale in China with the difference reflecting the increase in gross profit compared to the first quarter of fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations for the 1st quarter of fiscal year 2009 vs. fiscal year 2008.

Fiscal Year 2009 vs. 2008
Operating income 1Q 08	$15,522
Lead costs, net	(14,021)
Price / volume	14,206
Gain on sale of Shanghai, China plant	(15,162)
Conyers severance	218
Other net, including cost reduction programs	1,583

Operating income 1Q 09	$2,346

Interest expense, net in the first quarter of fiscal year 2009 increased $89 or 4.0% to $2,266 from $2,177 in the first quarter of fiscal year 2008, primarily due to higher borrowings on the Company’s credit line in China in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Other income was $373 in the first quarter of fiscal year 2009 compared to other income of $631 in the first quarter of fiscal year 2008. Fiscal year 2009 other income was primarily due to royalty income related to the divested Motive Power Division. The first quarter of fiscal year 2008 included approximately $620 of foreign exchange gains.

Income tax expense of $134 was recorded in the first quarter of fiscal year 2009, compared to $94 in the first quarter of fiscal year 2008. Tax expense in the first quarter of both fiscal years 2009 and 2008, is primarily due to a combination of tax expense in profitable foreign subsidiaries, principally the United Kingdom.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Approximately, $5,000 of the decrease in minority interest was the result of the $15,162 of gain recognized on the sale of our old manufacturing plant in Shanghai, China during the first quarter of fiscal 2008.

As a result of the above, net income from continuing operations of $577 was recorded in the first quarter of fiscal year 2009 compared to $9,354 in the prior year. Basic earnings per share were $0.02 and $0.36 in the first quarter of fiscal year 2009 and 2008, respectively, and diluted earnings per share were $0.02 and $0.24 in the first quarter of fiscal 2009 and 2008, respectively.

Other Comprehensive Income

Other comprehensive income decreased by $514 in the first quarter of fiscal year 2009 to $3,624 from $4,138 in the first quarter of fiscal year 2008. This decrease was due to a decrease in net income from $4,130 in the first quarter of fiscal 2008 to $577 in the first quarter of fiscal year 2009 coupled with an unrealized gain on derivative instruments of $2,267 in the first quarter of fiscal year 2009 compared to a loss of $734 in first quarter of fiscal year 2008 and foreign currency translation adjustments increased to $702 in fiscal year 2009 from $303 in fiscal year 2008. In addition, in fiscal year 2008 there was an adjustment to pension liabilities of $439 compared to $78 in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash provided by continuing operating activities was $614 for the three months ended April 30, 2008, compared to a use of $7,242 in the comparable period of the prior fiscal year. The improvement is a result of i) higher net income in fiscal 2009 than 2008 excluding the $15,162 gain on sale of the old plant in China; ii) disposition of the Power Electronics Division and certain assets of the Motive Power Division in the prior year which used $2,216 of cash from continuing operations; and iii) a reduction in inventory of $6,547 compared to an increase in $419 in fiscal 2008. These increases were partially offset by a decrease in accounts payable of $9,164 compared with a decrease of $2,451 in the prior fiscal year. Accounts receivable constituted a use of cash in fiscal year 2009 of $334 compared with $4,519 in fiscal year 2008 principally due to timing of monthly shipments and sales.

Net cash used in continuing investing activities was $956 in the first quarter of fiscal year 2009 as compared to cash provided by continuing investing activities of $344 in the first quarter of fiscal year 2008. During the first three months of fiscal year 2009, we had purchases of property, plant and equipment of $3,599 compared with purchases of $1,549 in the prior year. The increase in capital is principally in support of our cost reduction activities and future new product development. This was partially offset by a reduction of restricted cash of $2,643 related to lead hedging activities in the first quarter of fiscal 2009. In addition, in fiscal year 2008 we had proceeds from the disposal of property, plant and equipment in the amount of $1,893.

Net cash provided by continuing financing activities decreased $6,464 to $37 for the three months ended April 30, 2008, compared to $6,501 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company’s revolving credit facility were the primary source of cash provided by financing activities in fiscal year 2008. The primary purpose of the new borrowings in the prior fiscal year was to fund operations.

Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during the first three months of fiscal year 2009 were primarily for a new more efficient production line being installed in one of our facilities. We estimate capital spending for the full fiscal year 2009 to be in the range of $18,000 to $21,000. As of April 30, 2008, the maximum availability calculated under the borrowing base was $52,995, of which $0 was funded, and $14,117 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of April 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$135,224	$5,724	$—	$—	$129,500
Interest payable on notes	126,094	6,935	13,870	13,870	91,419
Operating leases	7,968	1,889	3,163	590	2,326
Projected – lead purchases*	305,000	105,000	125,000	75,000	—
Equipment	4,450	3,800	650	—	—

Total contractual cash obligations	$578,736	$123,348	$142,683	$89,460	$223,245

*	Amounts are based on the cash price of lead at April 30, 2008 which was $1.22. Prices are significantly lower as of the end of May.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$14,117	$13,559	$558	$—	$—

Total commercial commitments	$14,117	$13,559	$558	$—	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A—Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementing Data, and the following general factors:

•	our ability to implement and fund based on current liquidity, business strategies and restructuring plans;

•	our substantial debt and debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

•	restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

•	the litigation and regulatory proceedings to which we are subject, the results of which could have a material adverse effect on us and our business;

•	our exposure to fluctuations in interest rates on our variable debt;

•	the realization of the tax benefits of our net operating loss carry forwards, which is dependent upon future taxable income;

•

the fact that lead, a major constituent in most of our products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims;

•	our ability to successfully pass along increased material costs to our customers;

•	unanticipated warranty and quality problems associated with our products;

•	failure of our customers to renew supply agreements;

•	competitiveness of the battery markets in North America and Europe;

•	the substantial management time and financial and other resources needed for our consolidation and rationalization of acquired entities;

•	delays in production and product qualification due to the relocation of our Shanghai facility;

•	political, economic and social changes, or acts of terrorism or war;

•	successful collective bargaining with our unionized workforce;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

•

risks involved in our foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against the United States interests;

•	our ability to maintain and generate liquidity to meet our operating needs;

•	we may have additional impairment charges;

•	our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	our success or timing of new product development;

•	changes in our product mix;

•	success of productivity initiatives, including rationalizations, relocations or consolidations;

•	impact of changes in our management;

•	costs of our compliance with environmental laws and regulations and resulting liabilities; and

•	our ability to protect our proprietary intellectual property and technology;

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Form 10-K annual report for the year ended January 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

On occasion, the Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used by the Company. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

Additional disclosure regarding various market risks were set forth in the Company’s fiscal year 2008 Annual Report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures:

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding timely disclosures.

Internal Control over Financial Reporting:

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

NONE

On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. No shares were purchased during the first quarter of fiscal year 2009 under this program.

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

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

June 5, 2008	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive Officer and Director
(Principal Executive Officer)

June 5, 2008	By:	/s/ Ian J. Harvie
Ian J. Harvie
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

June 5, 2008	By:	/s/ Neil E. Daniels
Neil E. Daniels
Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002