Form 10-Q
period 2008-07-31
C&D TECHNOLOGIES INC
filed 2008-09-08
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the Registrant’s Common Stock outstanding on July 31, 2008: 25,729,254

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,567	$6,536
Restricted cash	1,745	4,383
Accounts receivable, less allowance for doubtful accounts of $1,227 and $1,148	59,935	62,946
Inventories	71,202	85,832
Prepaid taxes	932	800
Other current assets	1,302	835
Assets held for sale	—	450

Total current assets	139,683	161,782
Property, plant and equipment, net	83,372	79,782
Deferred income taxes	32	32
Intangible and other assets, net	15,621	16,091
Goodwill	59,963	59,870

TOTAL ASSETS	$298,671	$317,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,856	$5,568
Accounts payable	31,883	51,382
Accrued liabilities	14,256	15,593
Other current liabilities	5,972	9,767

Total current liabilities	57,967	82,310
Deferred income taxes	10,347	10,020
Long-term debt	124,980	124,133
Other liabilities	18,924	20,568

Total liabilities	212,218	237,031

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2008	January 31, 2008
Commitments and contingencies (see Note 8)
Minority interest	11,619	11,418
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,160,901 and 29,081,110 shares issued, respectively	291	291
Additional paid-in capital	75,801	74,995
Treasury stock, at cost, 3,431,647 and 3,414,633 shares, respectively	(47,358)	(47,243)
Accumulated other comprehensive income	(21,015)	(24,270)
Retained earnings	67,115	65,335

Total stockholders’ equity	74,834	69,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,671	$317,557

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
NET SALES	$92,485	$82,854	$186,261	$160,333
COST OF SALES	76,841	70,480	156,925	137,536

GROSS PROFIT	15,644	12,374	29,336	22,797
OPERATING EXPENSES:
Selling, general and administrative expenses	10,365	8,725	20,020	17,257
Research and development expenses	1,703	1,693	3,394	3,224
Gain on sale of Shanghai, China plant	—	—	—	(15,162)

OPERATING INCOME FROM CONTINUING OPERATIONS	3,576	1,956	5,922	17,478

Interest expense, net	2,285	2,133	4,551	4,310
Other (income) expense, net	75	(308)	(298)	(939)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,216	131	1,669	14,107
Income tax provision (benefit) from continuing operations	161	(999)	295	(905)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	1,055	1,130	1,374	15,012
Minority interest	(147)	(526)	(405)	4,002

NET INCOME FROM CONTINUING OPERATIONS	1,202	1,656	1,779	11,010

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(3,289)	—	(6,397)
Income tax provision from discontinued operations	—	1,449	—	3,565

LOSS FROM DISCONTINUED OPERATIONS	—	(4,738)	—	(9,962)

NET INCOME (LOSS)	$1,202	$(3,082)	$1,779	$1,048

Income (Loss) per share:
Basic:
Net income from continuing operations	$0.05	$0.06	$0.07	$0.43

Net loss from discontinued operations	$—	$(0.18)	$—	$(0.39)

Net income (loss)	$0.05	$(0.12)	$0.07	$0.04

Diluted:
Net income from continuing operations	$0.05	$0.06	$0.07	$0.32

Net loss from discontinued operations	$—	$(0.18)	$—	$(0.22)

Net income (loss)	$0.05	$(0.12)	$0.07	$0.10

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six months ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,779	$1,048
Net loss from discontinued operations	—	(9,962)

Net income from continuing operations	1,779	11,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(405)	4,002
Share-based compensation	378	315
Depreciation and amortization	6,009	5,533
Amortization of debt acquisition costs	848	791
Annual retainer to Board of Directors paid by the issuance of common stock	190	273
Deferred income taxes	327	(267)
Gain on disposal of assets	—	(15,174)
Changes in assets and liabilities:
Accounts receivable	3,333	(4,148)
Inventories	14,894	(10,065)
Other current assets	(452)	(2,138)
Accounts payable	(18,313)	435
Accrued liabilities	(1,486)	(294)
Income taxes payable	(961)	355
Other current liabilities	(1,301)	(365)
Funds provided to discontinued operations	—	(8,263)
Other long-term assets	(60)	270
Other liabilities	(1,482)	3,451
Other, net	(92)	1,306

Net cash provided by (used in) continuing operations	3,206	(12,973)
Net cash provided by discontinued operating activities	—	941

Net cash provided by (used in) operating activities	3,206	(12,032)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,548)	(4,088)
Proceeds from disposal of property, plant and equipment	483	1,893
Decrease in restricted cash	2,638	—

Net cash used in continuing investing activities	(5,427)	(2,195)
Net cash used in discontinued investing activities	—	(464)

Net cash used in investing activities	(5,427)	(2,659)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six months ended July 31,
	2008	2007
Cash flows from financing activities:
Proceeds from new borrowings	—	14,107
Increase in overdrafts	18	1,185
Financing cost of long term debt	—	(459)
Proceeds from exercise of stock options	238	—
Purchase of treasury stock	(115)	(130)

Net cash provided by continuing financing activities	141	14,703
Net cash used in discontinued financing activities	—	(405)

Net cash provided by financing activities	141	14,298

Effect of exchange rate changes on cash and cash equivalents	111	127

Decrease in cash and cash equivalents from continuing operations	(1,969)	(338)
Cash and cash equivalents, beginning of period	6,536	5,384

Cash and cash equivalents, end of period	$4,567	$5,046

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
NET INCOME (LOSS)	$1,202	$(3,082)	$1,779	$1,048
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivative instruments	(470)	(1,563)	1,797	(2,297)
Adjustment to recognize pension liability and net periodic pension cost	88	411	166	850
Foreign currency translation adjustments	590	673	1,292	976

Total comprehensive income (loss)	$1,410	$(3,561)	$5,034	$577

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

The Company granted 368,529 and 373,529 stock option awards during the three and six months ended July 31, 2008, and 36,000 and 315,334 during the three and six months ended July 31, 2007, respectively. Under the provisions of SFAS No. 123R, the Company recorded $163 and $239, of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2008, and $169 and $233 during the three and six months ended July 31, 2007, respectively. The impact on earnings per share for the three months ended July 31, 2008 and three and six months ended July 31, 2007 was less than $0.01. The impact on earnings per share for the six months ended July 31, 2008 was $0.01.

On May 1, 2008, the Company granted 90,750 restricted stock awards and 90,750 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On July 1, 2008 the Company granted 12,258 restricted stock awards to the directors with a vesting period of one year. On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. The Company recorded $101 and $139, of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2008, and $54 and $82 during the three and six months ended July 31, 2007, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the three and six months ended July 31, 2008 and 2007 for the performance related awards issued in that period.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at July 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 4.25 - $ 6.30	693,334	7.4 Years	$5.54	55,668	8.5 Years	$5.96
$ 6.81 - $ 9.12	517,034	7.4 Years	$7.63	439,671	7.3 Years	$7.56
$ 9.80 - $ 14.50	161,656	4.5 Years	$11.48	161,656	4.5 Years	$11.48
$ 14.94 - $ 22.31	523,824	3.6 Years	$18.93	523,824	3.6 Years	$18.93
$ 26.76 - $ 35.00	124,520	2.7 Years	$32.12	124,520	2.7 Years	$32.12
$ 49.44 - $ 55.94	34,850	1.9 Years	$54.96	34,850	1.9 Years	$54.96

Total	2,055,218	5.8 Years	$12.40	1,340,189	5.0 Years	$15.93

The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 110 to determine the expected life assumption.

The fair value of stock options granted during the three and six months ended July 31, 2008 and 2007 was estimated on the grant date with the following average assumptions.

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Risk-free interest rate	3.11%-3.32%	4.88%	2.58%-3.32%	4.45%-4.88%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	51.21%-52.92%	49.45%	50.91%-52.92%	49.25%-49.45%
Expected lives	4.5 - 5.5 Years	5 Years	4.5 - 5.5 Years	5 Years

4.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. See Note 13 for information and related disclosures regarding the Company’s fair value measurements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 and determined it has no impact on our consolidated financial statements as no fair value elections were made.

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

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

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

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining whether Instruments granted in Share-based Payment Transactions are Participating Securities". This FSP addresses whether instruments granted in share-based transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocations in calculating earnings per share under the two-class method described in FASB Statement No. 128 “Earnings per Share”. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this FSP on the Company’s consolidated financial statements.

5.	INVENTORIES

Inventories consisted of the following:

	July 31, 2008	January 31, 2008
Raw materials	$17,910	$22,041
Work-in-process	19,012	22,215
Finished goods	34,280	41,576

Total	$71,202	$85,832

6.	INCOME TAXES

	Six months ended July 31,
	2008	2007
Provision (benefit) for income taxes continuing operations	$295	$(905)
Effective income tax rate	17.6%	(6.4)%
Provision for income taxes discontinued operations	$—	$3,565
Effective income tax rate	—	(55.7)%

Effective tax rates from continuing operations were 17.6% and (6.4)% for the six months ended July 31, 2008 and 2007, respectively. Tax expense for the six months ended July 31, 2008 is due to tax expense in certain

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss, net of the release of the valuation allowance against certain domestic deferred tax assets as a result of pre-tax domestic book income in the current period.

7.	NET INCOME PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations.

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings per common share	$1,202	$1,656	$1,779	$11,010
Effect of dilutive securities:
Income related to deferred compensation plan	—	(39)	—	(48)
Interest expense on Convertible Notes	—	—	—	3,515

Numerator for diluted earnings per common share	$1,202	$1,617	$1,779	$14,477

Denominator:
Denominator for basic earnings per common share-weighted average common share	25,694,097	25,661,127	25,680,439	25,655,962
Effect of dilutive securities:
Convertible Notes	—	—	—	20,120,932
Employee stock awards	60,901	15,911	51,813	19,584
Shares issuable under deferred compensation arrangements	—	75,195	—	68,794
Employees stock options	93,507	—	46,756	—

Dilutive potential common shares	154,408	91,106	98,569	20,209,370
Denominator for diluted earnings per common share-adjusted weighted average common shares and assumed conversions	25,848,505	25,752,233	25,779,008	45,865,272

Basic earnings per common share	$0.05	$0.06	$0.07	$0.43

Diluted earnings from common share	$0.05	$0.06	$0.07	$0.32

The Company has excluded dilutive securities of 20,120,932 issuable in connection with convertible bonds from the diluted income per share calculation for the three and six months ended July 31, 2008, and the three months ended July 31, 2007 because their effect would be anti-dilutive. The Company has excluded 92,733 and 88,892 shares under deferred compensation arrangements, respectively for the three and six months ended July 31, 2008 because their effect would be anti-dilutive. During the three and six months ended July 31, 2008 and 2007, there were 1,170,314 and 2,347,997, respectively, of outstanding employee stock options that were out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options.

In accordance with SFAS No. 128 “Earnings per Share” for the computation of diluted earnings per share for the three and six months ended July 31, 2007, the (losses) per share for discontinued operations was included regardless of its effect, because the income from continuing operation was dilutive.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

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

(Dollars in thousands, except share and per share data)

(UNAUDITED)

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. The Georgia Department of Natural Resources has recently requested additional assessment of groundwater conditions be completed before implementation of any final remedy. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties entered into an agreement to settle the litigation in March 2007 with the Company agreeing to purchase a parcel of land between its property and plaintiff’s property and to use the transferred parcel to construct a bioremediation area to prevent potential future lead contamination to plaintiff’s property. In July 2007, the plaintiff provided notice that it was withdrawing from the settlement agreement alleging additional unknown contamination

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

had been discovered. The parties thereafter entered into a second settlement agreement with the Company agreeing to fully assess and remediate, if necessary, any contamination of the plaintiff’s property caused by the Company.

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of July 31, 2008 and January 31, 2008, accrued environmental reserves totaled $1,658 and $1,496, respectively, consisting of $958 and $796 in other current liabilities and $700 and $700 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

The following table provides the fair value of the Company's derivative contracts which include commodity hedges.

	July 31, 2008		January 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity hedges	$(834)	$(834)	$(1,503)	$(1,503)

The commodity hedges are designated as cash flow hedges. Therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income and released to earnings in the period the hedged item is recognized.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

10.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Six months ended July 31,
	2008	2007
Balance at beginning of period	$11,276	$7,760
Expense provision	2,074	5,090
Expenditures	(4,911)	(3,163)
Effect of foreign currency translation	7	1

Balance at end of period	$8,446	$9,688

As of July 31, 2008, accrued warranty obligations of $8,446 include $3,030 in current liabilities and $5,416 in other liabilities. As of January 31, 2008, accrued warranty obligations of $11,276 include $4,072 in current liabilities and $7,204 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. The expense provision includes $0 and $3,784 related to discontinued operations in the six months ended July 31, 2008 and 2007, respectively. Expenditures include $3,063 and $2,347 related to discontinued operations in the six months ended July 31, 2008 and 2007, respectively.

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The components of net periodic benefit cost consisted of the following for the interim periods.

	Pension Benefits		Postretirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$284	$325	$13	$23
Interest cost	1,154	1,045	30	57
Expected return on plan assets	(1,241)	(1,217)	—	—
Amortization of prior service costs	—	1	(201)	(6)
Recognized actuarial loss/(gain)	300	411	(1)	(1)
Curtailment	—	22	—	—
Special termination benefit	—	173	—	—

Net periodic benefit cost	$497	$760	$(159)	$73

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

	Pension Benefits		Postretirement Benefits
	Six months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$545	$765	$31	$61
Interest cost	2,237	2,140	59	122
Expected return on plan assets	(2,501)	(2,436)	—	—
Amortization of prior service costs	—	4	(402)	(11)
Recognized actuarial loss/(gain)	589	850	(2)	(2)
Curtailment	—	22	—	—
Special termination benefit	—	173	—	—

Net periodic benefit cost	$870	$1,518	$(314)	$170

The Company made $300 of contributions to the plans in the six months ended July 31, 2008. The Company expects to make contributions of approximately $1,200 to its plans during fiscal year 2009. The Company also expects to make contributions totaling approximately $125 to the Company sponsored postretirement benefit plan during fiscal year 2009.

12.	RESTRUCTURING

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

A reconciliation of the beginning and ending severance liability and related activity is shown below.

	Balance at January 31, 2008	Provision Additions	Expenditures	Balance at July 31, 2008
Severance	$694	$—	$590	$104

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

13.	FAIR VALUE MEASUREMENT

Adoption of SFAS No. 157 on February 1, 2008 was limited to financial assets and liabilities, which primarily relates to our derivative contracts and investments related to the deferred compensation plan. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of July 31, 2008 and the basis for that measurement:

	Total Fair Value Measurement July 31, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity hedges	$(834)	$—	$(834)	$—
Investments held for deferred compensation plan	431	431

The fair value of commodity hedges were calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

14.	SUBSEQUENT EVENT

On August 29, 2008 the Company executed an amendment to the Company’s credit facility which, amongst other changes, enhanced the Company’s borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,750 US Dollars) to 160,000 RMB (approximately $23,000 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment, which will be expensed in the third quarter of fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended July 31, 2008, compared to Three Months Ended July 31, 2007

Continuing operations

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the second quarter of fiscal year 2009. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the second quarter of fiscal year 2009 increased $9,631 or 11.6% to $92,485 from $82,854 in the second quarter of fiscal year 2008. This increase resulted primarily due to increased pricing. Unit volumes were down in the cable television market following an infrastructure build out in fiscal year 2008 but higher in the Company’s other market segments.

Gross profit in the second quarter of fiscal year 2009 increased $3,270 or 26.4% to $15,644 from $12,374 in the second quarter of fiscal year 2008. Margins increased from 14.9% to 16.9% in the second quarter of fiscal year 2009. Margins increased from 15% in the first quarter of fiscal year 2009. This increase is due to price increases and benefits from the Company’s cost reduction programs. Average London Metal Exchange (“LME”) prices decreased from an average of $1.15 per pound in the second quarter of fiscal year 2008 to $0.91 per pound in the second quarter of fiscal year 2009. Lead traded as high as $1.20 per pound on May 20, 2008. Second quarter fiscal year 2008 results also included severance and other costs associated with the closure of the Division’s Conyers, Georgia facility of $924.

Selling, general and administrative expenses in the second quarter of fiscal year 2009 increased $1,640 or 18.8% to $10,365 from $8,725 in the prior fiscal year’s quarter. The increase is primarily due to increased warranty costs of approximately $600, higher commissions of approximately $300 driven by the increase in sales, incentive compensation costs of approximately $300 and higher selling costs associated with new product introductions. As a percentage of sales, selling, general and administrative expenses were 11.2% and 10.5% in the second quarter of fiscal 2009 and 2008, respectively.

Research and development expenses in the second quarter of fiscal year 2009 increased $10 or 0.6% to $1,703 from $1,693. As a percentage of sales, research and development expenses decreased from 2.0% in the second quarter of fiscal year 2008 to 1.8% in the second quarter of fiscal year 2009.

Operating income from continuing operations in the second quarter of fiscal year 2009 increased $1,620 or 82.8% to $3,576 from $1,956 in the second quarter of fiscal year 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations

Second Quarter of Fiscal Year 2009 vs. Second Quarter of Fiscal Year 2008

Fiscal Year 2009 vs. 2008
Operating income Three months ended July 31, 2007	$1,956
Increases in lead costs	(7,284)
Increases in price / volume / mix	9,045
Decreased costs related to Conyers closure	924
Increased warranty costs	(562)
Increase in selling, general and administrative costs	(1,078)
Other net, including cost reduction programs	575

Operating income Three months ended July 31, 2008	$3,576

Interest expense, net in the second quarter of fiscal year 2009 increased $152 or 7.1% to $2,285 from $2,133 in the second quarter of fiscal year 2008, primarily due to higher debt as the result of financing costs associated with the new plant in Shanghai, China.

Other expense was $75 in the second quarter of fiscal year 2009 compared to other income of $308 in the second quarter of fiscal year 2008. The difference was primarily due to lower foreign exchange gains principally related to movements in the Canadian dollar in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. This decrease was offset by increased royalty income in fiscal 2009.

Income tax expense from continuing operations of $161 was recorded in the second quarter of fiscal year 2009, compared to an income tax benefit of $999 in the second quarter of fiscal year 2008. Tax expense in the second quarter of fiscal year 2009, is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109. The income tax benefit in the second quarter of fiscal year 2008 was primarily impacted by tax allocations related to the Company’s PED and Motive operations and their reclassification as discontinued operations.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the second quarter of fiscal year 2009, the joint venture partners share of losses from operations was $147 compared to $526 in the second quarter of fiscal year 2008, reflecting improved performance of the Company’s China operations.

As a result of the above, net income from continuing operations of $1,202 was recorded in the second quarter of fiscal year 2009 as compared to $1,656 in the second quarter of fiscal year 2008.

Other Comprehensive Income (Loss)

Other comprehensive income increased by $4,971 in the second quarter of fiscal year 2009 to $1,410 from a loss of $3,561 in the second quarter of fiscal year 2008. This increase in income was primarily due to the prior period impact of the net loss from discontinued operations of $4,738 in the second quarter of fiscal year 2008, a decrease in the unrealized loss on derivative instruments to $470 in the second quarter of fiscal year 2009 compared to $1,563 in the second quarter of fiscal year 2008, partially offset by a decrease in the pension liability adjustment from $411 in the second quarter of fiscal year 2008 compared to $88 in the second quarter of fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Six Months Ended July 31, 2008, compared to Six months Ended July 31, 2007

Continuing operations

Net sales for the six months ended July 31, 2008 increased $25,928 or 16.2% to $186,261 from $160,333 in the six months ended July 31, 2007. This increase resulted primarily due to increased pricing. Unit volumes were down in the cable television market following an infrastructure build out in fiscal year 2008 but higher in the Company’s other market segments.

Gross profit for the six months ended July 31, 2008 increased $6,539 or 28.7% to $29,336 from $22,797 in the six months ended July 31, 2007. Margins increased to 15.7% from 14.2% in prior year. This is primarily due to price increases and benefits from the Company’s cost reduction programs, the elimination of one time costs including severance and other costs related to the closure of the Company’s Conyers, Georgia facility of $1,142, partially offset by higher raw material costs, principally lead. Average London Metal Exchange (“LME”) prices increased from an average of $1.01 per pound in the six months ended July 31, 2007 to $1.13 per pound in the six months ended July 31, 2008.

Selling, general and administrative expenses for the six months ended July 31, 2008, increased $2,763 or 16.0% to $20,020 from $17,257. The increase is primarily due to warranty costs of approximately $800, higher commissions of approximately $350 driven by the increase in sales, incentive compensation costs of approximately $1,000 and higher selling costs associated with new product introductions. As a percentage of sales, selling, general and administrative expenses were 10.7% and 10.8% in the six months ended July 31, 2008 and 2007, respectively.

Research and development expenses for the six months ended July 31, 2008 increased $170 or 5.3% to $3,394 from $3,224 in the six months ended July 31, 2007. As a percentage of sales, research and development expenses decreased from 2.0% in the six months ended July 31, 2007 to 1.8% in the six months ended July 31, 2008.

During the six months ended July 31, 2007, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

Operating income from continuing operations for the six months ended July 31, 2008 was $5,922 compared to $17,478 in the six months ended July 31, 2007. The reduction is due to the exclusion of a one time gain on the sale of the Shanghai, China plant of $15,162 that occurred in fiscal year 2008 partially offset by the increased gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Fiscal Year 2009 vs. 2008
Operating income Six months ended July 31, 2007	$17,478
Increases in lead costs	(21,305)
Increases in price / volume / mix	23,251
Gain on sale of Shanghai, China plant	(15,162)
Decreased costs related to Conyers closure	1,142
Increased warranty costs	(768)
Increase in selling, general and administrative costs	(1,995)
Other net, including cost reduction programs	3,281

Operating income Six months ended July 31, 2008	$5,922

Interest expense, net for the six months ended July 31, 2008, increased $241 or 5.6% to $4,551 from $4,310 in the six months ended July 31, 2007, primarily due to higher debt as the result of financing costs associated with the new plant in Shanghai, China.

Other income was $298 for the six months ended July 31, 2008, compared to $939 in the six months ended July 31, 2007. The difference was primarily due to lower foreign exchange gains, principally related to movements in the Canadian dollar, of $353 in the six months ended July 31, 2008 compared to $1,269 of foreign exchange gains in the six months ended July 31, 2007 partially offset by royalty income in fiscal year 2009.

Income tax expense from continuing operations of $295 was recorded in the six months ended July 31, 2008, compared to an income tax benefit of $905 in the six months ended July 31, 2007. Tax expense in the six months ended July 31, 2008 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109. The income tax benefit in the second quarter of fiscal year 2008 was primarily impacted by tax allocations related to the Company’s PED and Motive operations and their reclassification as discontinued operations.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2008, the joint venture had a decrease in minority interest of $405 compared to an increase of $4,002 in the six months ended July 31, 2007. Included in minority interest in the six months ended July 31, 2007 is a gain of $5,003, which was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China. The remaining variance is reflected by improved performance of the Company’s China operations.

As a result of the above, net income from continuing operations of $1,779 was recorded compared to $11,010 in the prior year.

Other Comprehensive Income

The Company recorded other comprehensive income of $5,034 for the six months ended July 31, 2008 as compared to $577 in the six months ended July 31, 2007. This increase was primarily due to net income of $1,779 in the six months ended July 31, 2008 as compared to $1,048 in the comparable period at the previous fiscal year. This increase in income was primarily due to the prior year impact of the net loss from discontinued operations of $9,962 in the six months ended July 31, 2007 partially offset by the gain on the sale of the plant in Shanghai, China of $15,162 and an unrealized gain on derivative instruments of $1,797 compared to a loss $2,297 in the six months ended July 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations was $3,206 for the six months ended July 31, 2008, compared to a use of cash of $12,973 in the comparable period of the prior fiscal year. The improvement is a result of i) a reduction in inventory due to decreased lead prices and inventory management, ii) an increase in cash provided by accounts receivable due primarily to improved days sales outstanding partially offset by increased sales, iii) a decrease in cash used to fund discontinued operations and iv) improved income from continuing operations compared to the prior year. These improvements were offset by a decrease in accounts payable associated with the decrease in inventory and changes in payment terms and timing.

Net cash used by continuing investing activities increased $3,232 or 147.2% to $5,427 in the six months ended July 31, 2008 from $2,195 in the six months ended July 31, 2007. Acquisitions of property, plant and equipment was $8,548 during the first six months of fiscal 2009 as compared to $4,088 during the first six months of fiscal year 2008. The increase in capital spending in the first six months of fiscal 2009 is principally in support of our cost reduction initiatives. During the first six months of fiscal year 2008, we had proceeds from the disposal of property, plant and equipment in the amount of $1,893 related to the last installment on the sale of our old battery plant in Shanghai, China. Additionally, restricted cash associated with our lead hedges decreased by $2,638 during the first six months of fiscal 2009.

Net cash provided by continuing operations financing activities decreased $14,562 to $141 for the six months ended July 31, 2008, compared to $14,703 in the comparable period of the prior fiscal year. The Company had no outstanding borrowings on its revolving credit facility at July 31, 2008. During the six months ended July 31, 2007 we borrowed $14,107 on our credit facility primarily to fund operations.

Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. Capital expenditures during the first six months of fiscal year 2009 were primarily in support of new product introductions and our cost reduction initiatives. We estimate capital spending for fiscal year 2009 to be in the range of $17,000 to $20,000. As of July 31, 2008, the maximum availability calculated under the borrowing base was approximately $48,700, of which $0 was funded, and $12,317 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

On August 29, 2008 the Company executed an amendment to the Company’s credit facility which, amongst other changes, enhanced the Company’s borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,750 US Dollars) to 160,000 RMB (approximately $23,000 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment, which will be expensed in the third quarter of fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of July 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$135,356	$5,856	$—	$—	$129,500
Interest payable on notes	124,360	6,935	13,870	13,870	89,685
Operating leases	8,462	1,944	3,231	952	2,335
Projected – lead purchases*	241,000	88,000	97,000	56,000	—
Equipment	3,170	3,170	0	—	—

Total contractual cash obligations	$512,348	$105,905	$114,101	$70,822	$221,520

* Amounts are based on the cash price of lead at July 31, 2008 which was $1.01. Prices are significantly lower as of the end of August.
	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$12,317	$11,357	$960	$—	$—

Total commercial commitments	$12,317	$11,357	$960	$—	$—

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementing Data of our Form 10-K for the fiscal year ended January 31, 2008, and the following general factors:

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

PART II.    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2008	—	$—	—	1,000,000
June 1 – June 30, 2008	17,014	$6.76	—	1,000,000
July 1 – July 31, 2008	—	$—	—	1,000,000

Total	17,014		—

On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. All of the shares purchased during the second quarter of fiscal year 2009 were purchased pursuant to the Company’s deferred compensation plan.

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

At the annual meeting of stockholders of C&D on June 5, 2008, the stockholders voted on two proposals: The election of ten directors for one-year terms and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for C&D for the fiscal year ended January 31, 2009.

Proposal 1—Election of Directors

Nominee	Votes for	Votes withheld
William Harral, III	22,959,251	265,922
Pamela Lewis Davies	23,092,020	133,153
Kevin P. Dowd	22,960,463	264,710
Jeffrey A. Graves	22,927,972	297,201
Robert I. Harries	23,094,591	130,582
Michael H. Kalb	23,093,228	131,945
George MacKenzie	23,091,138	134,035
John A. H. Shober	22,960,303	264,870
Stanley W. Silverman	23,093,253	131,920
Ellen C. Wolf	23,087,763	137,410

Proposal 2 – Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2009.

For	Against	Abstain
23,207,372	10,088	7,713

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Amendment No. 7 dated August 29, 2008 to Loan and Security Agreement dated as of December 7, 2005, as amended, by and among C&D Technologies, Inc., C&D Charter Holdings, Inc., and C&D International Investment Holdings Inc., the Guarantors identified on the signature pages thereto, and Wachovia Bank, National Association, a national banking association, in its capacity as Agent and Lender.	8-K	9/04/08	10.1

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

September 8, 2008	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves President, Chief Executive Officer and Director

September 8, 2008	By:	/s/ Ian J. Harvie
Ian J. Harvie Vice President Finance and Chief Financial Officer

September 8, 2008	By:	/s/ Neil E. Daniels
Neil E. Daniels Vice President and Corporate Controller

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002