Form 10-Q
period 2008-10-31
C&D TECHNOLOGIES INC
filed 2008-12-08
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008.

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

Number of shares of the Registrant’s Common Stock outstanding on October 31, 2008: 26,247,249

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and par value)

(UNAUDITED)

	October 31, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,883	$6,536
Restricted cash	2,100	4,383
Accounts receivable, less allowance for doubtful accounts of $668 and $1,148	64,595	62,946
Inventories	68,878	85,832
Prepaid taxes	840	800
Other current assets	1,450	835
Assets held for sale	—	450

Total current assets	144,746	161,782
Property, plant and equipment, net	84,313	79,782
Deferred income taxes	32	32
Intangible and other assets, net	15,120	16,091
Goodwill	59,960	59,870

TOTAL ASSETS	$304,171	$317,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,848	$5,568
Accounts payable	36,089	51,382
Accrued liabilities	16,058	15,593
Other current liabilities	6,857	9,767

Total current liabilities	64,852	82,310
Deferred income taxes	10,346	10,020
Long-term debt	122,904	124,133
Other liabilities	17,281	20,568

Total liabilities	215,383	237,031

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except share and par value)

(UNAUDITED)

	October 31, 2008	January 31, 2008
Commitments and contingencies (see Note 8)

Minority interest	11,524	11,418

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,162,101 and 29,081,110 shares issued, respectively	292	291
Additional paid-in capital	71,436	74,995
Treasury stock, at cost, 2,914,852 and 3,414,633 shares, respectively	(40,158)	(47,243)
Accumulated other comprehensive income	(22,386)	(24,270)
Retained earnings	68,080	65,335

Total stockholders’ equity	77,264	69,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,171	$317,557

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
NET SALES	$93,822	$91,253	$280,083	$251,586
COST OF SALES	77,222	85,403	234,147	222,939

GROSS PROFIT	16,600	5,850	45,936	28,647

OPERATING EXPENSES:
Selling, general and administrative expenses	10,178	8,563	30,198	25,820
Research and development expenses	1,657	1,725	5,051	4,949
Gain on sale of Shanghai, China plant	—	—	—	(15,162)

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	4,765	(4,438)	10,687	13,040

Interest expense, net	2,121	1,880	6,672	6,190
Other (income) expense, net	1,208	(1,181)	910	(2,120)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,436	(5,137)	3,105	8,970
Income tax provision from continuing operations	551	2,186	846	1,281

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	885	(7,323)	2,259	7,689
Minority interest	(79)	(330)	(484)	3,672

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	964	(6,993)	2,743	4,017

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(4,167)	—	(10,564)
Income tax (benefit) provision from discontinued operations	—	(1,862)	—	1,703

LOSS FROM DISCONTINUED OPERATIONS	—	(2,305)	—	(12,267)

NET INCOME (LOSS)	$964	$(9,298)	$2,743	$(8,250)

Income (Loss) per share:
Basic:
Net income (loss) from continuing operations	$0.04	$(0.27)	$0.11	$0.16

Net loss from discontinued operations	$—	$(0.09)	$—	$(0.48)

Net income (loss)	$0.04	$(0.36)	$0.11	$(0.32)

Diluted:
Net income (loss) from continuing operations	$0.02	$(0.27)	$0.09	$0.15

Net loss from discontinued operations	$—	$(0.09)	$—	$(0.48)

Net income (loss)	$0.02	$(0.36)	$0.09	$(0.32)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine months ended October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,743	$(8,250)
Net loss from discontinued operations	—	(12,267)

Net income from continuing operations	2,743	4,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(484)	3,672
Share-based compensation	704	444
Depreciation and amortization	8,468	8,315
Amortization of debt acquisition costs	1,272	1,208
Annual retainer to Board of Directors paid by the issuance of common stock	190	236
Deferred income taxes	327	628
Gain on disposal of assets	—	(15,295)
Changes in assets and liabilities:
Accounts receivable	(3,160)	(14,127)
Inventories	16,300	(18,146)
Other current assets	(668)	702
Accounts payable	(13,746)	9,977
Accrued liabilities	463	3,762
Income taxes payable	(697)	1,792
Other current liabilities	(2,498)	864
Funds provided to discontinued operations	—	(22,170)
Other long-term assets	82	232
Other liabilities	(3,041)	4,410
Other, net	3,248	(2,356)

Net cash provided by (used in) continuing operating activities	9,503	(31,835)
Net cash used in discontinued operating activities	—	(1,249)

Net cash provided by (used in) operating activities	9,503	(33,084)

Cash flows from investing activities:
Proceeds from the divestiture of businesses	—	85,700
Acquisition of property, plant and equipment	(12,017)	(7,071)
Proceeds from disposal of property, plant and equipment	484	2,248
Decrease in restricted cash	2,283	—

Net cash (used in) provided by continuing investing activities	(9,250)	80,877
Net cash used in discontinued investing activities	—	(298)

Net cash (used in) provided by investing activities	(9,250)	80,579

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

(UNAUDITED)

	Nine months ended October 31,
	2008	2007
Cash flows from financing activities:
Repayment of debt, net	—	(24,123)
Proceeds from new borrowings	—	3,993
Increase (decrease) in overdrafts	54	(2,241)
Financing cost of long term debt	—	(459)
Proceeds from exercise of stock options	247	—
Purchase of treasury stock	(115)	(134)

Net cash provided by (used in) continuing financing activities	186	(22,964)
Net cash used in discontinued financing activities	—	(5,212)

Net cash provided by (used in) financing activities	186	(28,176)

Effect of exchange rate changes on cash and cash equivalents	(92)	169

Increase in cash and cash equivalents from continuing operations	347	26,247
Cash and cash equivalents, beginning of period	6,536	5,384

Cash and cash equivalents, end of period	$6,883	$31,631

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
NET INCOME (LOSS)	$964	$(9,298)	$2,743	$(8,250)
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivative instruments	(395)	(2,939)	1,402	(5,236)
Adjustment to recognize pension liability and net periodic pension cost	83	511	249	1,361
Foreign currency translation adjustments	(1,058)	(14,933)	234	(13,957)

Total comprehensive (loss) income	$(406)	$(26,659)	$4,628	$(26,082)

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

The Company granted 17,500 and 390,029 stock option awards during the three and nine months ended October 31, 2008, and 25,000 and 340,334 during the three and nine months ended October 31, 2007, respectively. Under the provisions of SFAS No. 123R, the Company recorded $208 and $447, of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2008, and $76 and $309 during the three and nine months ended October 31, 2007, respectively. The impact on earnings per share for the three months ended October 31, 2008 and 2007 was $0.01 and less than $0.01, respectively. The impact on earnings per share for the nine months ended October 31, 2008 and 2007 was $0.02 and $0.01, respectively.

On May 1, 2008, the Company granted 90,750 restricted stock awards and 90,750 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On July 1, 2008 the Company granted 12,258 restricted stock awards to the directors with a vesting period of one year. On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. The restricted stock awards vest ratably over four years and the expense is recognized over the vesting period. The Company recorded $118 and $257, of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2008, and $53 and $135 during the three and nine months ended October 31, 2007, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the three and nine months ended October 31, 2008 and 2007 for the performance related awards issued in that period.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at October 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 4.25 - $ 6.30	693,334	7.1 Years	$5.55	55,668	8.3 Years	$5.96
$ 6.81 - $ 9.12	530,334	7.2 Years	$7.64	437,971	7.0 Years	$7.56
$ 9.80 - $ 14.50	111,556	6.2 Years	$11.00	111,556	6.2 Years	$11.00
$ 14.94 - $ 22.31	488,524	3.4 Years	$18.90	488,524	3.4 Years	$18.90
$ 26.76 - $ 35.00	117,110	2.4 Years	$32.03	117,110	2.4 Years	$32.03
$ 49.44 - $ 55.94	34,100	1.7 Years	$54.99	34,100	1.7 Years	$54.99

Total	1,974,958	5.8 Years	$12.14	1,244,929	5.0 Years	$15.85

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

The fair value of stock options granted during the three and nine months ended October 31, 2008 and 2007 was estimated on the grant date with the following average assumptions.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Risk-free interest rate	2.95%-3.28%	4.25%-4.56%	2.58%-3.32%	4.25%-4.88%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	51.39%-52.34%	48.63%-48.84%	50.91%-52.92%	48.63%-49.45%
Expected lives	5.5 Years	5.5 Years	4.5-5.5 Years	5-5.5 Years

4.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. In October 2008 the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market that is not Active”, which amended SFAS 157. FSP No. 157-3 clarifies how the fair value of a financial instrument is determined when the market for the financial asset is inactive. FSP No. 157-3 was adopted by the Company effective as of October 31, 2008. See Note 13 for information and related disclosures regarding the Company’s fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations. The impact of adopting SFAS No. 141(R) will depend on the nature, terms and size of any business combination completed after the effective date.

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

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining whether Instruments granted in Share-based Payment Transactions are Participating Securities”. This FSP addresses whether instruments granted in share-based transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocations in calculating earnings per share under the two-class method described in FASB Statement No. 128 “Earnings per Share”. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this FSP on the Company’s consolidated financial statements.

5.	INVENTORIES

Inventories consisted of the following:

	October 31, 2008	January 31, 2008
Raw materials	$21,584	$22,041
Work-in-process	19,827	22,215
Finished goods	27,467	41,576

Total	$68,878	$85,832

6.	INCOME TAXES

	Nine months ended October 31,
	2008	2007
Provision (benefit) for income taxes from continuing operations	$846	$1,281
Effective income tax rate	27.2%	14.3%

Provision for income taxes discontinued operations	$—	$1,703
Effective income tax rate	—	(16.1)%

Effective tax rates from continuing operations were 27.2% and 14.3% for the nine months ended October 31, 2008 and 2007, respectively. Tax expense for the nine months ended October 31, 2008 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss, net of the release of the valuation allowance against certain domestic deferred tax assets as a result of pre-tax domestic book income in the current period.

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

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic earnings (loss) per common share	$964	$(6,993)	$2,743	$4,017
Effect of dilutive securities:
Income related to deferred compensation plan	(462)	—	(305)	(102)
Interest expense on Convertible Notes	—	—	—	—

Numerator for diluted earnings (loss) per common share	$502	$(6,993)	$2,438	$3,915

Denominator:
Denominator for basic earnings per common share - weighted average common share	25,752,649	25,666,838	25,704,677	25,659,627
Effect of dilutive securities:
Convertible Notes	—	—	—	—
Employee stock awards	55,836	—	54,082	16,706
Shares issuable under deferred compensation arrangements	101,980	—	93,287	74,122
Employee stock options	56,758	—	50,091	419

Dilutive potential common shares	214,574	—	197,460	91,247

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	25,967,223	25,666,838	25,902,137	25,750,874

Basic (loss) earnings per common share from continuing operations	$0.04	$(0.27)	$0.11	$0.16

Diluted (loss) earnings from common share from continuing operations	$0.02	$(0.27)	$0.09	$0.15

The Company has excluded dilutive securities of 20,098,463 and 20,113,387 issuable in connection with convertible bonds from the diluted income per share calculation for the three and nine months ended October 31, 2008 because their effect would be anti-dilutive. The Company has also excluded dilutive securities of 20,120,932 issuable in connection with the convertible bonds from the diluted income per share calculation for the three and nine months ended October 31, 2007 because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 1,216,262, and 1,341,624 shares for the three and nine months ended October 31, 2008, respectively, and 2,689,088 and 2,313,197 for the three and nine months ended October 31, 2007, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

In accordance with SFAS No. 128 “Earnings per Share” for the computation of diluted earnings per share for the nine months ended October 31, 2007, the (loss) per share for discontinued operations was included regardless of its effect, because income from continuing operation was dilutive.

8.	CONTINGENT LIABILITIES

Legal

In January 1999, the Company received notification from the U.S. Environmental Protection Agency (“EPA”) of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (“DOJ”) through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree required the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures were required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule were fully enforceable parts of the Consent Decree. The Consent Decree also required certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further required certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. Additionally, the Consent Decree provided for stipulated penalties for noncompliance with the requirements of the Consent Decree. On November 13, 2008, upon the petition of the Company and the submission of a joint motion by the Company and EPA, the U.S. District Court for the Southern District of Indiana entered an Order terminating the Consent Decree and dismissing this matter with prejudice.

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

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

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

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. The EPA advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. Site investigation work has been conducted and the results of this investigation indicate limited soils and groundwater contamination at the site. In October 2008, a RCRA Facility Investigation Phase I Report was submitted to the EPA.

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has initiated remediation of the chlorinated solvents in accordance with a Corrective Action Plan, which was approved by the Georgia Department of Natural Resources in January 2007. The Georgia Department of Natural Resources has recently requested additional assessment of groundwater conditions be completed before implementation of any final remedy. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties have entered into a settlement agreement with the Company agreeing to fully assess and remediate, if necessary, any contamination of the plaintiff’s property caused by the Company.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of October 31, 2008 and January 31, 2008, accrued environmental reserves totaled $1,200 and $1,496, respectively, consisting of $530 and $796 in other current liabilities and $670 and $700 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

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

The following table provides the fair value of the Company’s derivative contracts which include commodity hedges.

	October 31, 2008		January 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Commodity hedges	$(2,324)	$(2,324)	$(1,503)	$(1,503)

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

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Nine months ended October 31,
	2008	2007
Balance at beginning of period	$11,276	$7,760
Current year provisions	3,181	7,960
Expenditures	(6,654)	(4,610)
Effect of foreign currency translation	7	2

Balance at end of period	$7,810	$11,112

As of October 31, 2008, accrued warranty obligations of $7,810 include $2,872 in current liabilities and $4,938 in other liabilities. As of January 31, 2008, accrued warranty obligations of $11,276 include $4,072 in current liabilities and $7,204 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. The expense provision includes $0 and $6,010 related to discontinued operations in the nine months ended October 31, 2008 and 2007, respectively. Expenditures include $3,790 and $3,209 related to discontinued operations in the nine months ended October 31, 2008 and 2007, respectively.

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

The components of net periodic benefit cost consisted of the following for the interim periods.

	Pension Benefits		Postretirement Benefits
	Three months ended October 31,		Three months ended October 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$273	$382	$15	$31
Interest cost	1,118	1,070	30	61
Expected return on plan assets	(1,251)	(1,218)	—	—
Amortization of prior service costs	—	2	(201)	(5)
Recognized actuarial loss/(gain)	294	425	(1)	(2)

Net periodic benefit cost	$434	$661	$(157)	$85

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except share and per share data)

(UNAUDITED)

	Pension Benefits		Postretirement Benefits
	Nine months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$818	$1,147	$46	$92
Interest cost	3,355	3,210	89	183
Expected return on plan assets	(3,752)	(3,654)	—	—
Amortization of prior service costs	—	6	(603)	(16)
Recognized actuarial loss/(gain)	883	1,275	(3)	(4)
Curtailment	—	22	—	—
Special termination benefit	—	173	—	—

Net periodic benefit cost	$1,304	$2,179	$(471)	$255

The Company made $891 of contributions to the plans in the nine months ended October 31, 2008. The Company expects to make additional contributions of approximately $600 to its plans during fiscal year 2009. The Company also expects to make contributions totaling approximately $125 to the Company sponsored postretirement benefit plan during fiscal year 2009.

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

A reconciliation of the beginning and ending severance liability and related activity is shown below.

	Balance at January 31, 2008	Provision Additions	Expenditures	Balance at October 31, 2008
Severance	$694	$—	$619	$75

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of October 31, 2008 and the basis for that measurement:

	Total Fair Value Measurement October 31, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity hedges	$(2,324)	$—	$(2,324)	$—
Investments held for deferred compensation plan	329	329	—	—

The fair value of commodity hedges were calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

14.	DEBT

On October 28, 2008 certain holders of our 2006 series convertible senior notes, due in 2026, converted $2,500 of the notes into 516,795 shares of common stock. As a result, the accompanying balance sheet reflects that long term debt has been reduced, and shares of treasury stock have been issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended October 31, 2008, compared to Three Months Ended October 31, 2007

Continuing operations

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the third quarter of fiscal year 2009. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the third quarter of fiscal year 2009 increased $2,569 or 2.8% to $93,822 from $91,253 in the third quarter of fiscal year 2008. This increase resulted due to a combination of pricing and higher sales volumes. Unit volumes were strong in our uninterrupted power supply (“UPS”) market and international operations, while telecommunications and cable television were weaker.

Gross profit in the third quarter of fiscal year 2009 increased $10,750 or 183.8% to $16,600 from $5,850 in the third quarter of fiscal year 2008. Margins increased from 6.4% to 17.7% in the third quarter of fiscal year 2009. Sequentially, margins increased from 14.6% to 16.9% to 17.7% in the first, second and third quarter of fiscal year 2009, respectively. This Improvement is due primarily to benefits from the Company’s cost reduction programs combined with a decrease in raw materials costs. Average London Metal Exchange (“LME”) prices decreased from an average of $1.52 per pound in the third quarter of fiscal year 2008 to $0.80 per pound in the third quarter of fiscal year 2009. Lead remains very volatile and traded as high as $0.98 per pound on August 1, 2008. Third quarter fiscal year 2008 results also included severance and other costs associated with the closure of the Division’s Conyers, Georgia facility.

Selling, general and administrative expenses in the third quarter of fiscal year 2009 increased $1,615 or 18.9% to $10,178 from $8,563 in the prior fiscal year’s quarter. The increase is primarily due to increased warranty costs of approximately $500, higher fringes such as medical benefits and workers compensation, higher incentive compensation costs and selling costs associated with new product introductions. As a percentage of sales, selling, general and administrative expenses were 10.9% and 9.4% in the third quarter of fiscal 2009 and 2008, respectively.

Research and development expenses in the third quarter of fiscal year 2009 decreased $68 or 4.0% to $1,657 from $1,725. As a percentage of sales, research and development expenses decreased from 1.9% in the third quarter of fiscal year 2008 to 1.8% in the third quarter of fiscal year 2009.

Operating income from continuing operations in the third quarter of fiscal year 2009 increased $9,203 to $4,765 from an operating loss of $4,438 in the third quarter of fiscal year 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations

Third Quarter of Fiscal Year 2009 vs. Third Quarter of Fiscal Year 2008

Operating loss - third quarter of fiscal year 2008	$(4,438)
Decreases in lead costs	4,875
Increases in price / volume / mix	2,108
Decreased costs related to Conyers closure	1,386
Fiscal 2008 severance expense	425
Increased warranty costs	(465)
Increase in selling, general and administrative costs	(1,150)
Other net, including cost reduction programs	2,024

Operating income - third quarter of fiscal year 2009	$4,765

Interest expense, net in the third quarter of fiscal year 2009 increased $241 or 12.8% to $2,121 from $1,880 in the third quarter of fiscal year 2008, since borrowings on the Company’s revolving credit facility in the current year are related to continuing operations whereas last year those borrowings were related to discontinued operations.

Other expense was $1,208 in the third quarter of fiscal year 2009 compared to other income of $1,181 in the third quarter of fiscal year 2008. The difference was primarily due to foreign exchange losses of $851 principally related to movements in the Canadian dollar and Mexican peso in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 where there were foreign exchange gains of $1,243. This decrease was partially offset by increased royalty income in fiscal 2009.

Income tax expense from continuing operations of $551 was recorded in the third quarter of fiscal year 2009, compared to $2,186 in the third quarter of fiscal year 2008. Tax expense in the third quarter of fiscal year 2009, is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109 as well as noncash SFAS No. 109 tax expense related to the amortization of intangibles for tax purposes.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the third quarter of fiscal year 2009, the joint venture partners share of losses from operations was $79 compared to $330 in the third quarter of fiscal year 2008, reflecting improved performance of the Company’s China operations.

As a result of the above, net income from continuing operations of $964 was recorded in the third quarter of fiscal year 2009 as compared to a loss of $6,993 in the third quarter of fiscal year 2008.

Other Comprehensive Income (Loss)

Other comprehensive income increased by $26,253 in the third quarter of fiscal year 2009 to a loss of $406 from a loss of $26,659 in the third quarter of fiscal year 2008. This improvement was primarily due to the prior period impact of the net loss from discontinued operations of $2,305 in the third quarter of fiscal year 2008, a decrease in the unrealized loss on derivative instruments to $395 in the third quarter of fiscal year 2009 compared to $2,939 in the third quarter of fiscal year 2008, a decrease in the foreign currency translation adjustment from a loss of $14,933 which was related to the sale of our Power Electronics Division in the third quarter of fiscal year 2008 compared to $1,058 in the third quarter of fiscal year 2009 partially offset by a decrease in the pension liability adjustment from $511 in the third quarter of fiscal year 2008 compared to $83 in the third quarter of fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Nine Months Ended October 31, 2008, compared to Nine months Ended October 31, 2007

Continuing operations

Net sales for the nine months ended October 31, 2008 increased $28,497 or 11.3% to $280,083 from $251,586 in the nine months ended October 31, 2007. This increase resulted due a combination of pricing and higher sales volumes. Unit volumes were strong in our uninterrupted power supply (“UPS”) market and international operations, while telecommunications and cable television were weaker.

Gross profit for the nine months ended October 31, 2008 increased $17,289 or 60.4% to $45,936 from $28,647 in the nine months ended October 31, 2007. Margins increased to 16.4% from 11.4% in prior year. This is primarily due to increased sales volume, lower costs for raw materials and benefits from the Company’s cost reduction programs, as well as the elimination of one time costs including severance and other costs related to the closure of the Company’s Conyers, Georgia facility of approximately $2,400. Average London Metal Exchange (“LME”) prices decreased from an average of $1.18 per pound in the nine months ended October 31, 2007 to $1.02 per pound in the nine months ended October 31, 2008.

Selling, general and administrative expenses for the nine months ended October 31, 2008, increased $4,378 or 17.0% to $30,198 from $25,820. The increase is primarily due to warranty costs of approximately $1,200, higher fringes such as medical benefits and workers compensation, higher incentive compensation costs and higher selling costs associated with new product introductions. As a percentage of sales, selling, general and administrative expenses were 10.8% and 10.3% in the nine months ended October 31, 2008 and 2007, respectively.

Research and development expenses for the nine months ended October 31, 2008 increased $102 or 2.0% to $5,051 from $4,949 in the nine months ended October 31, 2007. As a percentage of sales, research and development expenses decreased from 2.0% in the nine months ended October 31, 2007 to 1.8% in the nine months ended October 31, 2008.

During the nine months ended October 31, 2007, the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

Operating income from continuing operations for the nine months ended October 31, 2008 was $10,687 compared to $13,040 in the nine months ended October 31, 2007. The reduction is due to the exclusion of a one time gain on the sale of the Shanghai, China plant of $15,162 that occurred in fiscal year 2008 partially offset by the increased gross profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Operating income nine months ended October 31, 2007	$13,040
Increases in lead costs	(16,430)
Increases in price / volume / mix	25,359
Gain on sale of Shanghai, China plant	(15,162)
Decreased costs related to Conyers closure	2,528
Fiscal 2008 severance costs	425
Increased warranty costs	(1,233)
Increase in selling, general and administrative costs	(3,145)
Other net, including cost reduction programs	5,305

Operating income nine months ended October 31, 2008	$10,687

Interest expense, net for the nine months ended October 31, 2008, increased $482 or 7.8% to $6,672 from $6,190 in the nine months ended October 31, 2007, since borrowings on the Company’s revolving credit facility in the current year are related to continuing operations whereas last year those borrowings were related to discontinued operations.

Other expense was $910 for the nine months ended October 31, 2008, compared to other income of $2,120 in the nine months ended October 31, 2007. The difference was primarily due to foreign exchange losses, principally related to movements in the Canadian dollar and Mexican peso, of $497 in the nine months ended October 31, 2008 compared to $2,513 of foreign exchange gains in the nine months ended October 31, 2007.

Income tax expense from continuing operations of $846 was recorded in the nine months ended October 31, 2008, compared to $1,281 in the nine months ended October 31, 2007. Tax expense in the nine months ended October 31, 2008 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109 as well as noncash SFAS No. 109 tax expense related to the amortization of intangibles for tax purposes.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2008, the joint venture had a decrease in minority interest of $484 compared to an increase of $3,672 in the nine months ended October 31, 2007. Included in minority interest in the nine months ended October 31, 2007 is a gain of $5,003, which was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China. The remaining variance is reflected by improved performance of the Company’s China operations.

As a result of the above, net income from continuing operations of $2,743 was recorded compared to $4,017 in the prior year.

Other Comprehensive Income

The Company recorded other comprehensive income of $4,628 for the nine months ended October 31, 2008 as compared to a loss of $26,082 in the nine months ended October 31, 2007. This increase was primarily due to net income of $2,743 in the nine months ended October 31, 2008 as compared to a net loss of $8,250 in the comparable period at the previous fiscal year. This increase in income was primarily due to the prior year impact of the net loss from discontinued operations of $12,267 in the nine months ended October 31, 2007 partially offset by the gain on the sale of the plant in Shanghai, China of $15,162, an unrealized gain on derivative instruments of $1,402 compared to a loss $5,236 in the nine months ended October 31, 2007 and a foreign currency translation adjustment gain of $234 in the nine months ended October 31, 2008 compared to a loss of $13,957 which was related to the sale of our Power Electronics Division in the nine months ended October 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations was $9,503 for the nine months ended October 31, 2008, compared to a use of cash of $31,835 in the comparable period of the prior fiscal year. The improvement is a result of i) a reduction in inventory due to decreased lead prices and inventory management, ii) a decrease in cash used by accounts receivable due primarily to lower lead prices, iii) a decrease in cash used to fund discontinued operations and iv) improved income from continuing operations compared to the prior year excluding the non-cash gain on sale of our China facility in fiscal 2008. These improvements were offset by a decrease in accounts payable associated with the decrease in inventory and lower lead prices as well as changes in payment terms and timing.

Net cash used by continuing investing activities was $9,250 in the nine months ended October 31, 2008 while cash provided by investing activities was $80,877 in the nine months ended October 31, 2007. Fiscal year 2008 includes proceeds from the divestiture of businesses of $85,700. Acquisitions of property, plant and equipment was $12,017 during the first nine months of fiscal 2009 as compared to $7,071 during the first nine months of fiscal year 2008. The increase in capital spending in the first nine months of fiscal 2009 is principally in support of our new product introductions and cost reduction initiatives. During the first nine months of fiscal year 2008, we had proceeds from the disposal of property, plant and equipment in the amount of $2,248 related to the last installment on the sale of our old battery plant in Shanghai, China. Additionally, restricted cash associated with our lead hedges decreased by $2,283 during the first nine months of fiscal 2009.

Net cash provided by continuing operations financing activities was $186 for the nine months ended October 31, 2008, compared to a use of $22,964 in the comparable period of the prior fiscal year. The Company had no outstanding borrowings on its revolving credit facility at October 31, 2008. During the nine months ended October 31, 2007 we repaid $24,123 on our credit facility debt from the proceeds of the divestiture of businesses and borrowed $3,993 to fund costs related to the construction of the new plant in Shanghai, China.

Capital expenditures during the first nine months of fiscal year 2009 were primarily in support of new product introductions and our cost reduction initiatives. We estimate capital spending for fiscal year 2009 to be in the range of $15,000 to $17,000.

On August 29, 2008 the Company executed an amendment to the Company’s credit facility which, amongst other changes, enhanced the Company’s borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,750 US Dollars) to 160,000 RMB (approximately $23,000 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment that were expensed in the third quarter of fiscal year 2009.

Current Credit Market Position

In light of recessionary concerns for the overall economy and recent market developments including increased volatility in the capital markets and severe liquidity crises in the financial sector, the Company performed an assessment to determine the impact, if any, of current market conditions on the Company’s financial position.

Demand for the Company’s products and services depends in part on general economic conditions affecting the countries and industries in which the Company does business. Currently, economic conditions in the U.S. and other countries and in industries served by the Company may negatively impact demand for the Company’s products and services, in turn negatively impacting the Company’s revenues and earnings. Excess capacity in the Company’s or its competitors’ manufacturing facilities could decrease the Company’s ability to generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results.

The Company’s pension plan trust assets are exposed to the market prices of debt and equity securities. Changes to pension plan asset values can impact the Company’s pension and other benefits expense, funded status and future minimum funding requirements. In addition, pension and other benefits liabilities decrease as fixed income asset values decrease (fixed income yields rise) since the rate at which we discount pension obligations is highly correlated to fixed income yields.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

At October 31, 2008, the fair value of the assets of our pension plans was estimated at $45,600, down from $62,900 at January 31, 2008. The significant decline was mainly due to the drop in global stock prices and benefit payments to retirees of approximately $1,000 per quarter. The projected benefit obligation at October 31, 2008 is approximately $76,900 using a discount rate of 6.35% and $65,500 at a discount rate of 7.5%. Based on current global stock market valuations, the minimum required contribution to our pension plans in fiscal 2010 is estimated at $6,000 to $7,000 compared to approximately $1,500 in fiscal 2009 and the corresponding increase in net pension expense in fiscal 2010 compared with fiscal 2009 is estimated at $2,500 to $3,100.

The Company also assessed the impact of the severe liquidity crises at major financial institutions on the Company’s ability to access capital markets on reasonable terms. Although the Company’s credit facility syndicate banks are currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crises intensifies or are protracted. The Company’s current credit facility does not expire until January 31, 2010. As of October 31, 2008, the maximum availability calculated under the borrowing base was approximately $47,900, of which $0 was funded, and $11,117 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

Additionally, the Company’s $52,000 and $75,000 convertible notes do not have initial maturities (put provisions) until November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, may holders of the notes require the Company to repurchase some or all of the notes prior to these dates.

At this time the Company does not believe recent market disruptions will impact its long-term ability to obtain financing. The Company expects to have access to liquidity in the capital markets on favorable terms before the maturity dates of its current credit facilities and the Company does not expect a significant number of its lenders to default on their commitments thereunder. In addition, the Company can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of October 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations
Debt	$132,848	$5,848	$—	$—	$127,000
Interest payable on notes	120,117	6,798	13,595	13,595	86,129
Operating leases	7,375	1,897	2,852	871	1,755
Projected – lead purchases*	160,000	62,000	64,000	34,000	—
Equipment	2,574	2,574	—	—	—

Total contractual cash obligations	$422,914	$79,117	$80,447	$48,466	$214,884

*	Amounts are based on the cash price of lead at October 31, 2008 which was $0.67. Prices are somewhat lower as of the end of November.

	Amount of Commitment Expiration per Period
	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Other Commercial Commitments
Standby letters of credit	$11,117	$10,559	$558	$—	$—

Total commercial commitments	$11,117	$10,559	$558	$—	$—

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementing Data of our Form 10-K for the fiscal year ended January 31, 2008, and the following general factors:

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period
August 1 – August 31, 2008	—	$—	—	1,000,000
September 1 – September 30, 2008	—	$—	—	1,000,000
October 1 – October 31, 2008	—	$—	—	1,000,000

Total	—		—

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

C&D TECHNOLOGIES, INC.

December 8, 2008	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive
Officer and Director

December 8, 2008	By:	/s/ Ian J. Harvie
Ian J. Harvie
Vice President Finance
and Chief Financial Officer

December 8, 2008	By:	/s/ Neil E. Daniels
Neil E. Daniels
Vice President and Corporate Controller

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002