Form 10-K
period 2009-01-31
C&D TECHNOLOGIES INC
filed 2009-04-16
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2008: $200,657,950

Number of shares outstanding of each of the Registrant’s classes of common stock as of March 31, 2009: 26,295,695 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Part III—Portions of Registrant’s Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Form 10-K.

C&D TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended January 31, 2009

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8—Financial Statements and Supplementing Data, and the following general factors:

•	our ability to implement and fund based on current liquidity, business strategies, acquisitions and restructuring plans;

•	our substantial debt and debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

•	restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

•	the litigation proceedings to which we are subject, the results of which could have a material adverse effect on us and our business:

•	our exposure to fluctuations in interest rates on our variable debt;

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

•	our ability to maintain and generate liquidity to meet our operating needs;

•	we may have additional impairment charges;

•	our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	uncertainty in financial markets;

•	our ability to stay listed on a national securities exchange;

•	our success or timing of new product development;

•	impact of any changes in our management;

•	changes in our product mix;

•	success of productivity initiatives, including rationalizations, relocations or consolidations;

•	costs of our compliance with environmental laws and regulations and resulting liabilities; and

•	our ability to protect our proprietary intellectual property and technology.

Reportable Segments

The Company’s sole business segment is the Standby Power Division.

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

History

We were organized in 1985 to acquire all the assets of C&D Power Systems Division of Allied Corporation, which, along with its predecessors, had been manufacturing batteries for more than 50 years. We have a global manufacturing platform with plants located in the United States, Mexico and China and sell our products globally to thousands of customers. We believe we have become one of the largest providers of lead acid batteries used in standby power systems in North America.

During fiscal year 2008, we sold our Power Electronics Division and certain assets of our Motive Power Division. Our business is now focused on the Standby Power market.

We manufacture, market and distribute lead acid batteries and standby power systems that integrate lead acid batteries with other electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Our broad product offering includes: flooded lead acid batteries (“flooded”); valve-regulated lead acid (“VRLA”) batteries; and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in UPS systems, wireless and wireline telecommunications, CATV systems, utilities and other applications.

To meet the needs of our customers, we sell our batteries and other standby power systems components in a wide variety of sizes, configurations and electrical capacities. Specifically, we sell lead acid batteries in two broad categories: flooded and VRLA. Flooded batteries, which require periodic watering and maintenance, are typically used in UPS, telecommunications and utility applications. VRLA, or sealed, batteries, which are often smaller and require less maintenance, have shorter useful lives and are used in wireless cell sites, CATV systems, corporate data centers and computer networks and other applications. Power rectifiers convert or “rectify” external AC power into DC power at the required level and quality of voltage necessary to constantly charge the standby battery and operate the user’s equipment. Our batteries and standby power systems are marketed and sold under the DYNASTY®, MAXRATE®, msENDUR®, LIBERTY® and SAGEON® brands.

Fiscal Year Reporting

Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned. Dollar amounts included herein in Item 1 are presented in thousands unless otherwise indicated.

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

UPS. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until another power source comes back on-line. We offer distinct product families to meet the needs and requirements of this growing industry. Our DYNASTY High Rate Max VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life, improved runtime, in the same space as alternatives while complying with rigorous industry standards. Our flooded XT® products are utilized for large system back up in major data centers and critical 24/7 applications. As a critical component supplier to overall power backup solutions, we continue to work closely with major global UPS OEMs to design cost-effective, reliable products to meet customer expectations.

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

One of our customers accounted for 17.4%, 14.3% and 14.7% of our net sales for the years ended January 31, 2009, 2008 and 2007, respectively. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to twenty years, generally are applicable to flooded standby power batteries.

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

Our order backlog at March 31, 2009 and 2008 from continuing operations was $48,915 and $51,100, respectively. We expect to fill virtually all of the March 31, 2009, backlog during fiscal year 2010.

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

We believe that we are one of the largest producers in the standby market in North America. We believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position. In North America, we compete with Exide Technologies, Enersys, East Penn Manufacturing, NorthStar and FIAMM amongst others in the standby power market.

When lead prices rise, certain of our battery competitors that own smelting operations may have lower lead costs than we have. However, when lead prices decline, the high fixed costs associated with these operations may provide us with a cost advantage.

Research and Development

Research and development expenses from continuing operations for the fiscal years ended January 31, 2009, 2008 and 2007, were $6,940, $6,433 and $6,232, respectively.

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

Research and development activities are principally managed in North America. New product releases continue to be a contributor to revenue. New product launches in fiscal year 2009 include:

•

The C&D TRUE FRONT ACCESS™ series of monobloc batteries for telecommunication applications. These batteries feature high energy density, long life, and a unique terminal design that minimizes power losses during use.

•

The XTH™ series of flooded batteries for use in large UPS systems. The XTH feature greatly increases power density over competitive and older offerings, more efficient use of active materials and larger lower resistance connectors to reduce power loss during discharge.

•

The UPS 12490 MRLP, a high power density monobloc product. This product features the power output of the larger UPS-12490 into a lower profile container, increasing power density and material efficiencies, and offering customers easier maintenance access to their systems.

•

New module designs for the msENDUR II product line, certified to NEBS Level 3 across the product line. These module systems provide power for telecommunication and UPS systems in high seismic zone locations.

In addition to new product launches, the R&D organization also reviews the designs of existing products. Several of these products were redesigned to improve material efficiencies and increase power output, and to incorporate new, more cost effective and efficient components. The organization also works with customers and end users to develop solutions for faster and more reliable installation and startup of battery and electronic products.

Additionally, the divisions strive to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during the year.

International Operations

Along with our domestic manufacturing facilities, we have international manufacturing facilities in China and Mexico. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China, Europe and the Middle East. International sales accounted for 19%, 14% and 14% of net sales for the years ended January 31, 2009, 2008 and 2007, respectively.

Patents and Trademarks

We own and license certain patents and trademarks that we consider to be of importance to our business. However, we believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent and trademark protection. While we believe that patents and trademarks are important to our business, the loss of any single or several patents or trademarks would not have a material adverse effect on our Company. The principal trademarks of the Company, which we regard as being of substantial value in the marketing of our products, include: C&D®, C&D TECHNOLOGIES®, C&D TECHNOLOGIES POWER SOLUTIONS®, DYNASTY®, LIBERTY®,, LIBERTY SERIES®,, MAXRATE®, msENDUR® and SAGEON.

Employees

On January 31, 2009, we employed approximately 1,350 people. Of these employees, approximately 1,000 were employed in manufacturing and approximately 350 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at two North American plants are represented by three different unions under collective bargaining agreements.

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

Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified therefor), we may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on our business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (“Allied”) for the acquisition (the “Acquisition”) of them (the

“Acquisition Agreement”), Allied was obligated to indemnify us for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to us in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied’s successor in interest, Honeywell (“Honeywell”).

We are participating in the investigation of contamination at several lead smelting facilities (“Third Party Facilities”) to which we allegedly made scrap lead shipments for reclamation prior to the date of the acquisition.

Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, we and several other potentially responsible parties (“PRP”s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States Environmental Protection Agency (“EPA”) Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (“Exide”), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including us, for which our allocated share rose from 5.25% to 7.79%.

In August 2002, we were notified of its involvement as a PRP at the NL Atlanta, Northside Drive Superfund site. NL Industries, Inc. (“NL”) and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. We, along with other PRPs, continue to negotiate with NL at this site regarding our share of the allocated liability.

We have terminated operations at its Huguenot, New York, facility, and have completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. We are also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties are conducting in accordance with a NYSDEC approved work plan. In February 2000, we filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

We, together with Johnson Controls, Inc. (“JCI”), are conducting an assessment and remediation of contamination at and near our facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, we entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. We continue to negotiate with JCI regarding the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds (“CVOC”s) in groundwater.

In January 1999, we received notification from the U.S. EPA of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. We submitted a compliance plan to the EPA in April

2002. We engaged in negotiations with both the EPA and U.S. Department of Justice (“DOJ”) through March 2003 regarding a potential resolution of this matter. The government filed suit against us in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree requires us to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures were required to be implemented by us in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule were fully enforceable parts of the Consent Decree. The Consent Decree also requires certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further requires certain National Pollution Discharge Elimination System (“NPDES”) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. We complied with the requirements of the Consent Decree and, upon our petition and the submission of a joint motion by us and the government, the Court entered an Order terminating the Consent Decree on November 13, 2008. In February 2005, we received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on our Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of our property. The EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act (“RCRA”) corrective action program. We conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified us that they also wanted us to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from our Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, we agreed to an Administrative Order on Consent with the EPA to investigate, and remediate if necessary, site conditions at the facility. The scope of any potential exposure is not defined at this time.

We have conducted site investigations at our Conyers, Georgia facility, and have detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. We have recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, we are conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against us alleging, among other things, that we were allowing lead contaminated stormwater runoff to leave our property and contaminate the adjoining property. The parties entered into an initial agreement to settle the litigation in March 2007. In July 2007, the plaintiff provided notice that it was withdrawing from the initial settlement agreement alleging that additional unknown contamination had been discovered. In November 2008, the parties entered into a final settlement agreement, pursuant to which we agreed to assess and remediate any contamination on the adjoining property due to our operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” As of January 31, 2009, accrued environmental reserves totaled $1,914 consisting of $1,284 in other current liabilities and $630 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

We have included as Exhibits 31.1 and 31.2 to our Annual Report on form 10-K for fiscal year ended January 31, 2009, filed with the SEC, certifications of the Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosure. In June 2008, we submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by us of the New York Stock Exchange corporate governance listing standards.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

We maintain an Internet web site (www.cdtechno.com) and makes available free of charge on or through the web site our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K as soon as reasonably practicable after we electronically files such material with, or furnishes it to, the SEC. We also make available on its web site and in printed form upon request, our Code of Business Conduct, which includes our Corporate Compliance Program and a Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all our personnel serving in a finance, accounting, tax or investor relations role.

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

Our operating results could be adversely affected by increases in the cost of raw materials, particularly lead, the primary cost component of our battery products, or other product parts or components. Lead represented approximately 40% of our cost of sales in fiscal year 2009. Lead market prices averaged $0.60 per pound in fiscal year 2007, $1.21 per pound in fiscal year 2008 and $0.89 per pound in fiscal year 2009. Lead traded as high as $1.57 per pound on March 4, 2008. We have lead clauses in many customer contracts which allow us to offset the changes in lead costs through higher / lower revenue—generally on a lag basis. In the current fiscal year these lead clauses resulted in sales price decreases. The sales price decreases are ultimately offset by lower cost lead in direct materials. Also, during fiscals 2007 and 2008, we announced several price increases, and in November 2006 implemented a lead surcharge to mitigate the impact of the higher lead costs on our results of operations. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases could have a material adverse effect on our results of operations.

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

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our credit facility amongst other avenues to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures and reducing other discretionary expenditures.

Continued market disruptions could cause a broad economic downturn which may lead to increased incidence of customers’ failure to pay for services delivered, which could adversely affect our financial condition, results of operations and cash flow.

The capital market disruptions could result in increased costs related to variable rate debt. As a result, continuation of the market disruptions could increase our interest expense and adversely impact our results of operations.

The disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within our pension plans. Significant declines in the value of the investments held within our pension plans may require us to increase contributions to those plans in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future. These trends may also adversely impact our results of operations, net cash flows and financial positions, including our shareholders’ equity.

Market conditions may unfavorably impact the value of pension plan assets and liabilities which then could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension plans and could significantly impact our results of operations and financial position. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns, which may fall below our projected return rates. A decline in the market value of the pension plan assets, as was experienced in fiscal year 2009, will increase the funding requirements under our pension plans if the actual asset returns do not recover these declines in value. In addition, our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. In fiscal years 2009 and 2008 our contributions to our plans were $2.6 million and $0.8 million, respectively. We expect to make required contributions totaling approximately $4.2 million to our plans in fiscal year 2010. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension plans. Also, future increases in pension costs as a result of reduced plan assets may not be fully recoverable from our customers, and our the results of operations and financial position could be negatively affected.

During fiscal 2009, the unfunded status of our pension plans increased significantly primarily due to lower than expected asset returns, which are expected to result in increased benefit costs and minimum required funding contributions in future years.

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

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in our business, assets or prospects. Our lenders could claim a breach under the material adverse change covenant or the cross-default provisions under our Credit Facility under certain circumstances, including, for example, if holders of our 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that our common stock was no longer listed on any national securities exchange. An interpretation of events as a material adverse change or any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity.

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

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock

Our common stock is listed on the NYSE. In the future, we may not be able to meet the NYSE continued listing standards, which require us, among other things, to maintain (i) an average closing price of at least $1.00 per share of common stock, which the NYSE has temporarily suspended until June 30, 2009, (ii) a market capitalization of $25 million, which the NYSE has temporarily reduced to $15 million until June 30, 2009, and (iii) either a minimum average global market capitalization of at least $75 million during any consecutive 30-trading-day period or stockholders’ equity of at least $75 million.

If at some future time we are notified by the NYSE that we have fallen below the NYSE’s continued listing standard relating to minimum average global market capitalization, we will have 45 days to submit a plan to NYSE that demonstrates our ability to regain compliance within 18 months. Upon receipt of this plan, the NYSE will have 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings.

A delisting of our common stock and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees and (v) causing holders of our 2005 Notes and our 2006 Notes to have the right to require us to repurchase their notes for an amount equal to the principal amount outstanding plus accrued but unpaid interest and the make-whole premium set forth in the respective indentures as applicable. While a delisting of our common stock would not constitute a specific event of default under the documents governing our senior credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or the cross-default provisions under such documents.

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

We have operations in Canada, China, England and Mexico, either directly or through joint ventures. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound and the Chinese RMB (Yuan). During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

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

We had capital expenditures of approximately $17,000 and $8,000 in fiscal years 2009 and 2008, respectively. We expect to spend approximately 4% to 6% of future revenues on capital expenditures in future periods, excluding the construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

A material weaknesses in the Company’s internal controls over financial reporting existed during fiscal year 2009. If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately or on a timely basis. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our common stock.

As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules and regulations that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act which requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of January 31, 2009, we and our independent registered public accountants identified the following material weakness in our internal control over financial reporting:

We did not maintain effective controls over the period end reconciliation of inventory liability clearing accounts. Specifically, our account reconciliations, analyses and review procedures were ineffective as it relates to the following: (1) timely completion of the account reconciliation (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts. These control deficiencies resulted in the identification of out of period accounting errors during our year end closing processes and the subsequent need for restatement of previously reported quarterly financial results for fiscal 2009. Prior year financial statements were not impacted by the restatement.

As a result of this material weakness, management has concluded that our internal control over financial reporting was ineffective as of January 31, 2009. Notwithstanding the material weakness we have performed additional analysis testing and carried out other closing procedures to provide reasonable assurance to support that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Set forth below is certain information, as of March 31, 2009, with respect to our principal properties.

Location	Square Footage	Products Manufactured at or Use of Facility
United States Properties:
Milwaukee, Wisconsin(1)	370,000	Small standby power batteries
Attica, Indiana(1)	295,000	Large standby power batteries
Leola, Pennsylvania(1)	240,000	Small standby power batteries, Round Cell and battery R&D laboratory
Dunlap, Tennessee(2)	72,000	Electronics products and electronics R&D laboratory
Blue Bell, Pennsylvania(2)	63,000	Corporate headquarters

International Properties:
Shanghai, China(3)	327,000	Small standby power batteries
Reynosa, Mexico(1)	240,000	Large standby power batteries
Romsey, United Kingdom(2)	21,000	Distribution center
Mississauga, Canada(2)	20,000	Sales office and distribution center

(1)	Property is owned by C&D.
(2)	Property is leased by C&D.
(3)	Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 48 years remain.

Item 3.	Legal Proceedings

($ in thousands)

We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business—Environmental Regulations for a description of certain legal proceedings in which we are involved.

In January 1999, we received notification from the EPA of alleged violations of permit effluent and pretreatment discharge limits at our plant in Attica, Indiana. We submitted a compliance plan to the EPA in April 2002. We engaged in negotiations with both the EPA and DOJ through March 2003 regarding a potential resolution of this matter. On March 24, 2003, the government filed suit against us in an action captioned United States of America v. C&D Technologies, Inc., in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree required the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures were required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule were fully enforceable parts of the Consent Decree. The Consent Decree also required certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further required certain NPDES compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. The Company complied with the requirements of the Consent Decree and, upon the petition of C&D and the submission of a joint motion by the Company and the government, the Court entered an Order terminating the Consent Decree on November 13, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. There were 47 registered record holders of our Common Stock on March 31, 2009.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

	Years Ended January 31,
	2009		2008
Fiscal Quarter	High	Low	High	Low
First Quarter	$6.57	$4.80	$6.25	$4.75
Second Quarter	9.05	5.28	6.43	4.63
Third Quarter	7.92	3.17	5.80	3.70
Fourth Quarter	3.57	1.20	7.01	4.35

Dividends. For the years ended January 31, 2009 and 2008, we did not declare or pay any dividends.

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

On February 22, 2000, our Board of Directors declared a dividend of one common stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between us and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among us, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from us one one-hundredth of a share of Common Stock at a purchase price of $150 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement. Upon the occurrence of certain events involving a hostile takeover of us, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended January 31, 2009.

Stock Price Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming quarterly dividend reinvestment over the last five fiscal years, in the total stockholder return on the Common Stock, with the total return on the New York Stock Exchange Market Value Index (the “NYSE Market Value Index”), a

broad equity market index, and the total return of a selected peer group index (the “SIC Code Peer Group Index”). The SIC Code Peer Group is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Supplies” and is comprised of all publicly traded companies having the same three-digit SIC Code (369) as C&D. The price of each unit has been set at $100 on January 31, 2004 for the purpose of preparation of the graph.

Comparison of Five-Year Cumulative Total Return

For the year ended January 31,

Among C&D Technologies, Inc., NYSE Market Value

Index and SIC Code Peer Group Index

Fiscal Year	C&D	NYSE	Peer Group
2004	100.00	100.00	100.00
2005	74.98	102.03	108.40
2006	41.21	111.67	124.32
2007	26.85	126.22	142.74
2008	29.44	121.03	140.53
2009	14.82	61.64	86.50

Item 6.	Selected Financial Data

The following selected historical financial data for the periods indicated have been derived from our audited amended consolidated financial statements giving effect for discontinued operations.

STATEMENT OF OPERATIONS DATA

(In thousands, except share and per share data)

Fiscal(1)	2009(2)	2008(3)	2007(4)	2006(5)	2005(6)(7)
NET SALES	$365,540	$346,073	$287,241	$263,689	$253,747

COST OF SALES	319,038	310,089	249,385	215,326	210,434

GROSS PROFIT	46,502	35,984	37,856	48,363	43,313

OPERATING EXPENSES:
Selling, general and administrative expenses	41,615	35,576	33,228	34,685	28,425
Research and development expenses	6,940	6,433	6,232	5,876	6,041
Gain on sale of Shanghai, China plant	—	(15,162)	—	—	—

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,053)	9,137	(1,604)	7,802	8,847

Interest expense, net	8,787	8,246	11,260	9,805	4,693
Other (income) expense, net	1,675	(921)	1,393	259	965

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(12,515)	1,812	(14,257)	(2,262)	3,189
Provision for income taxes from continuing operations	1,993	1,063	919	8,669	1,145

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(14,508)	749	(15,176)	(10,931)	2,044
Minority interest	(565)	2,931	(1,273)	83	(5)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(13,943)	(2,182)	(13,903)	(11,014)	2,049

NET (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(15,091)	(25,652)	(42,513)	(83,025)

INCOME TAX PROVISION (BENEFIT) FROM DISCONTINUED OPERATIONS	—	1,262	3,175	3,330	(22,057)

LOSS FROM DISCONTINUED OPERATIONS	—	(16,353)	(28,827)	(45,843)	(60,968)

NET (LOSS) INCOME	$(13,943)	$(18,535)	$(42,730)	$(56,857)	$(58,919)

Income (loss) per share
Basic:(8)
Net (loss) income from continuing operations	$(0.54)	$(0.09)	$(0.54)	$(0.43)	$0.08

Net loss from discontinued operations	$—	$(0.63)	$(1.13)	$(1.81)	$(2.41)

Net (loss) income	$(0.54)	$(0.72)	$(1.67)	$(2.24)	$(2.33)

Diluted(9)
Net (loss) income from continuing operations	$(0.55)	$(0.09)	$(0.54)	$(0.43)	$0.08

Net loss from discontinued operations	$—	$(0.63)	$(1.13)	$(1.81)	$(2.39)

Net (loss) income	$(0.55)	$(0.72)	$(1.67)	$(2.24)	$(2.31)

Dividends per common share	$—	$—	$0.01375	$0.055	$0.055

BALANCE SHEET DATA
Total assets	$283,915	$317,557	$411,987	$426,852	$485,552
Short-term debt	5,881	5,568	1,286	—	—
Long-term debt	123,424	124,133	147,925	127,851	128,750
Stockholders’ equity	37,665	69,108	95,667	139,250	213,956

(1)	The Power Electronics Division and certain assets of the Motive Division were sold during the fiscal year 2008 and as a result the results of those divisions have been classified Discontinued Operations for all periods.
(2)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2009: Cost of Sales includes non-cash fixed asset impairment and environmental charges totaling $1,222 and $821, respectively related to our idle plant in Conyers, GA. Selling, General and Administrative Expenses include $1,334 of restructuring costs relating to cost saving measures initiated during the year.
(3)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2008: Cost of Sales includes $2,991 of costs associated with the closure of our Conyers, Georgia manufacturing facility and there is a $15,162 gain on the sale of our old Shanghai, China manufacturing facility included with operating expenses.
(4)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2007: Cost of Sales includes non-cash fixed asset impairment charges totaling $985 and $763 relating to environmental clean up charges in our Standby Power Division. Loss from Discontinued Operations includes a non-cash goodwill impairment charge of $13,947, relating to the Power Electronics Division.
(5)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2006: Cost of Sales also includes the reversal of $2,481 of environmental reserves as a result of revised estimates associated with two of our facilities. The Loss from Discontinued Operations includes fixed asset impairments, non-cash goodwill, environmental reserves and intangible asset impairment charges of $4,802, $13,674, $1,023 and $20,045, respectively.
(6)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2005: Cost of sales includes non-cash fixed asset impairment, environmental clean-up, and rigging, transportation and severance costs of $6,407, $2,481 and $599. The Loss from Discontinued Operations includes non-cash fixed asset impairment, environmental clean-up, rigging, transportation and severance costs, non-cash goodwill and intangible asset impairment charges of $3,195, $1,400, $827, $74,233 and $464, respectively.
(7)	On May 27, 2004, we acquired Celab Limited, based in Hampshire, United Kingdom, a provider of power conversion products, predominately sold into military, CATV and telecommunications applications in Europe. On June 30, 2004, we acquired Datel Holding Corporation and its subsidiaries, a Mansfield, Massachusetts-based manufacturer of primarily DC to DC converters, with additional product offerings in data acquisition components and digital panel meters. On September 30, 2004, we acquired the Power Systems division of Celestica, Inc., which operated as CPS, a Toronto, Ontario-based company. For reporting purposes, these three acquisitions are included in Loss from Discontinued Operations.
(8)	Based on 25,841,967, 25,661,354, 25,590,448, 25,379,717 and 25,349,488 weighted average shares outstanding—basic, for fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.
(9)	Based on 26,007,568, 25,778,078, 25,590,448, 25,379,717 and 25,483,783 weighted average shares outstanding—diluted, for fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended January 31, 2009 and 2008 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Report on Form 10-K.

Impact of Economy and Shift in Customer Demand and results

During fiscal year 2009, we experienced increased demand for products sold, both domestically and internationally. Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have changed significantly from an annual average of $0.60 per pound in 2007 to $1.21 per pound in 2008 to $0.89 per pound in 2009. We have implemented a series of selling price increases/decreases and a surcharge mechanism for some of our customers based upon lead prices at certain periods. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing / lower direct material costs from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted.

Raw Material Pricing and Productivity

Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2009, 2008 and 2007, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2009	2008	2007
Average annual LME price per pound of lead	$0.89	$1.21	$0.60
Lowest average monthly LME price per pound of lead	$0.44	$0.81	$0.44
Highest average monthly LME price per pound of lead	$1.36	$1.69	$0.78

Lead represented approximately 40% of our cost of good sold for both fiscal year 2009 and fiscal year 2008. Lead traded as high as $1.54 per pound on February 27, 2008. The changes in lead market price have negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. Based upon our current revenue stream we estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,000,000.

Inflation

The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Most of our raw materials prices, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2009 although some reductions were reflected later in the year. We generally have not been able to fully offset these higher prices through our pricing actions.

We believe that, over recent years, we have been able to offset inflationary cost increases on most items by:

•	effective raw materials purchasing programs;

•	increases in labor productivity;

•	improvements in overall manufacturing efficiencies; and

•	selective price increases of our products.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal	2009	2008	2007
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	87.3%	89.6%	86.8%

GROSS PROFIT	12.7%	10.4%	13.2%

OPERATING EXPENSES:
Selling, general and administrative expenses	11.4%	10.3%	11.6%
Research and development expenses	1.9%	1.9%	2.2%
Gain on sale of Shanghai, China plant	0.0%	(4.4)%	0.0%

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(0.6)%	2.6%	(0.6)%

Interest expense, net	2.4%	2.4%	3.9%
Other (income) expense, net	0.5%	(0.3)%	0.5%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(3.4)%	0.5%	(5.0)%
Provision for income taxes from continuing operations	0.5%	0.3%	0.3%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4.0)%	0.2%	(5.3)%
Minority interest	(0.2)%	0.8%	(0.4)%

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(3.8)%	(0.6)%	(4.9)%

NET (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	0.0%	(4.3)%	(8.9)%

INCOME TAX PROVISION (BENEFIT) FROM DISCONTINUED OPERATIONS	0.0%	0.4%	1.1%

LOSS FROM DISCONTINUED OPERATIONS	0.0%	(4.7)%	(10.0)%

NET (LOSS) INCOME	(3.8)%	(5.3)%	(14.9)%

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the preparation of our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Periodically, we enter into prepayment contracts with various customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by us for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to its customers.

Inventory Reserves

Inventories are stated at the lower of cost or market. During fiscal year 2008 we changed the method of accounting for Inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. As a result cost is determined by the FIFO method for all inventories. We adjust the value of our obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

Valuation of Long-lived Assets

We perform periodic evaluations of the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events or changes in circumstances are evaluated based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We periodically evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.

Impairment of Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. We determine the fair value of our reporting units using a discounted cash flow technique adjusted for risk characteristics, also giving consideration to our overall market capitalization. The fair value of the reporting units is compared to their carrying value to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded.

Our implied fair value is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors which we believe contributed to the decline and volatility in our stock price that did not reflect our underlying fair value.

Employee Benefit Plans

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. We consider accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, if we were to determine that we would be able to realize the deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. We regularly evaluate the need for valuation allowances against our deferred tax assets.

Warranty Reserves

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers’ products and processes, our warranty obligation is affected by product failure rates, warranty replacement costs and service delivery costs incurred in correcting a product failure. Should actual product failure rates, warranty replacement costs or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be made.

Litigation and Environmental Reserves

We are involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with SFAS No. 5, “Accounting for Contingencies” and Statement of Position 96-1, “Environmental Remediation Liabilities,” we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

Results of Operations

On August 31, 2007, we completed the sale of its Power Electronics Division for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we present the results of operation of the Power Electronics Division for the years ended January 31, 2008, and 2007, respectively, as discontinued operations.

On September 7, 2007, we announced the change of method of accounting for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method. In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, we have retrospectively applied this change in method of inventory costing to all prior periods. See Note 1, Summary of Significant Accounting Policies, and Note 3, Inventories, in the notes to the consolidated financial statements for further discussion.

On October 24, 2007, we announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we present the results of operation of the Motive Power Division for the years ended January 31, 2008 and 2007, respectively, as discontinued operations. We recorded severance of approximately $1,000, fixed asset impairments of approximately $2,500 and approximately $1,700 in inventory obsolescence in discontinued operations as a result of the sale.

On April 16, 2009 the Company determined it was necessary to restate its financial statements for previously reported quarterly financial results for fiscal 2009. The restatement corrected an accounting error related to unreconciled differences in certain inventory clearing accounts which were identified by management during the Company’s year-end closing process.

Amounts previously reported for the second and third quarters of fiscal 2009 only have been restated. The restatement adjustments affected the previously reported balances of accounts payable, and cost of sales, which components affect reported gross profit, income tax provisions/(benefit) operating income from continuing operations, net income (loss) and basic and diluted earnings per share. The impact of the adjustments was to increase cost of sales and reduce income from continuing operations before income taxes and minority interest by $2,197 and $423 in the second and third quarters of fiscal 2009, respectively. As a result of these changes income tax calculations were also impacted resulting in a reduction of income tax expense by $283 and $61 in the second and third quarters of fiscal 2009, respectively. As a consequence basic earnings per share (“EPS”) were reduced by 8 cents per share and 2 cents per share and diluted EPS were reduced by 8 cents per share and 1 cent per share in the second and third quarters of fiscal 2009, respectively. As a result of these adjustments cost of sales was cumulatively adjusted by $2,620 for the 9 months ended October 31, 2008, income tax expense was cumulatively adjusted by $344 and net income for the 9 months ended October 31,2008 were cumulatively adjusted by $2,276 and EPS for the corresponding 9 month period ended October 31,2008 was reduced by 9 cents per share. The restatement did not impact previously reported cash flows.

Fiscal 2009 Compared to Fiscal 2008

Continuing operations

Net sales for fiscal year 2009 increased $19,467 or 5.6% to $365,540 from $346,073 in fiscal year 2008 This increase resulted due a combination of pricing and higher sales volumes. Unit volumes were strong in our uninterrupted power supply (“UPS”) market and international operations, while telecommunications and cable television were weaker.

Gross profit for fiscal 2009 increased $10,518 or 29.2% to $46,502 from $35,984. Margins increased to 12.7% from 10.4% in fiscal year 2008. This improvement is primarily due to increased sales volume, lower costs for raw materials partially offset by losses on certain lead hedges, benefits from the Company’s cost reduction programs offset by fixed asset impairment and other environmental charges related to our Conyers, Georgia facility of $2,043, as well as the elimination of fiscal 2008 one time costs including severance and other costs related to the closure of the Company’s Conyers, Georgia facility of approximately $2,991. Average LME prices decreased from an average of $1.21 cents per pound in fiscal year 2008 to $0.89 cents per pound in fiscal 2009.

Selling, general and administrative expenses for fiscal year 2009 increased $6,039 or 17.0% to $41,615 from $35,576. This increase was primarily due to recording restructuring charges of $1,334, higher warranty expenses of $2,310, and higher selling costs of approximately $900 related to increased sales as well as new product introduction expenses.

Research and development expenses for fiscal 2009 increased $507 or 7.9% to $6,940 from $6,433 as we invested in new product designs. As a percentage of sales, research and development expenses was 1.9% in both fiscal year 2008 and fiscal year 2009.

During fiscal 2008 the Company recognized a gain of $15,162 from the sale of it’s old joint venture manufacturing facility in Shanghai, China.

We had an operating loss from continuing operations in fiscal year 2009 of $2,053 as compared to income of $9,137 in fiscal year 2008. This change was due to a number of factors summarized in the accompanying table including a one time gain on the sale of a plant located in Shanghai, China for $15,162.

Analysis of Change in Operating Income (Loss) from continuing operations for fiscal year 2009 vs. fiscal year 2008.

Fiscal Year 2009 vs. 2008
Operating income - fiscal 2008	$9,137
Lead - increased costs, net	(9,021)
Fiscal 2008 - severance	425
Fiscal 2008 - Gain on sale of plant in Shanghai, China	(15,162)
Fiscal 2008 - Conyers, Georgia closure costs	2,991
Pricing/Volume/Mix	15,662
Restructuring costs 2009	(1,334)
Increase in warranty expense	(2,310)
Other selling general and administrative expenses	(2,395)
Impairment and other charges related to Conyers, Georgia facility 2009	(2,043)
Other, including cost reduction programs	1,997

Operating loss - fiscal 2009	$(2,053)

Interest expense net for fiscal year 2009 increased $541 or 6.6% to $8,787 from $8,246 in fiscal year 2008, as the Company periodically borrowed on its revolving credit facility in fiscal 2009 related to continuing operations whereas in fiscal 2008 the majority of such borrowings were to support discontinued operations.

Other expense was $1,675 in fiscal year 2009 compared to other income of $921 in fiscal year 2008. The increase in expense was primarily due to a foreign currency losses in fiscal year 2009 of $1,128 compared to gains of $1,428 in fiscal year 2008. These exchange gains and losses are principally related to movements in the Canadian dollar, Mexican peso and British pound.

Income tax expense of $1,993 was recorded in fiscal year 2009, compared to $1,063 in fiscal year 2008. Tax expense in fiscal year 2009, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries principally in the United Kingdom, non-cash SFAS No. 109 expense related to the amortization of intangible assets and the impact of losses for which no tax benefit is recognized under SFAS No. 109.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2009, the joint venture had a minority interest loss of $565 compared to $2,931 in fiscal year 2008 reflecting improved operating performance of the Company’s China operations.

As a result of the above, a net loss from continuing operations of $13,943 was recorded compared to $2,182 in the prior year. On a per share basis, the net loss was $0.54 basic and $0.55 diluted in fiscal year 2009 compared to $0.09 basic and diluted in fiscal year 2008.

Other Comprehensive Loss

Other comprehensive loss increased from $28,853 in fiscal year 2008 to $35,406 in fiscal year 2009. This decrease was due to a significant increase in the minimum pension liability adjustment, which decreased by $12,430 in fiscal year 2008 as compared to an increase of $23,095 in fiscal year 2009. This was partially offset by a decrease in the net loss from $18,535 in fiscal year 2008 to $13,943, in fiscal year 2009, an unrealized loss on derivative instruments of $10,268 in fiscal year 2008 as compared to an unrealized gain of $1,451 in fiscal year 2009 and a change in the currency translation adjustments from a loss of $12,480 in fiscal 2008 to a gain of $181 in fiscal 2009. The change in the minimum pension liability adjustment was due to the decrease in our pension plan assets due to the significant losses in the overall stock market during our fiscal year.

Fiscal 2008 Compared to Fiscal 2007

Continuing operations

Net sales for fiscal year 2008 increased $58,832 or 20.5% to $346,073 from $287,241 in fiscal year 2007. This increase resulted from increased pricing and strong volume in the UPS and cable markets.

Gross profit for fiscal year 2008 decreased $1,872 or 5% to $35,984 from $37,856. Margins decreased from 13.2% in fiscal year 2007 to 10.4% in fiscal year 2008. Price increases and benefits from the Company’s cost reduction programs were more than offset by higher raw material costs, principally lead, resins, copper and steel. Average London Metal Exchange (“LME”) prices increased from an average of $0.60 cents per pound in fiscal year 2007 to $1.21 per pound in fiscal 2008. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted. Fiscal year 2008 results included severance costs and other costs associated with the closure of our Conyers, Georgia facility of approximately $2,991.

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

During the fiscal year 2008, we recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

Operating income from continuing operations for the fiscal year 2008 was $9,137 compared to a loss of $1,604 for fiscal year 2007. This change was due to a number of factors summarized in the accompanying table including a one time gain on the sale of a plant located in Shanghai, China of $15,162.

Analysis of Change in Operating Income from continuing operations for fiscal year 2008 vs. fiscal year 2007.

Fiscal Year 2008 vs. 2007
Operating loss - fiscal 2007	$(1,604)
Lead - increased costs, net	(52,491)
Fiscal 2007 - severance	1,025
Fiscal 2008 - severance	(425)
Fiscal 2008 - Gain on sale of plant in Shanghai, China	15,162
Fiscal 2007 - Shanghai, China severance	2,387
Fiscal 2007 - Conyers, Georgia closure costs	1,993
Fiscal 2008 - Conyers, Georgia closure costs	(2,991)
Pricing/Volume/Mix	42,843
Increase in warranty expense	(588)
Other, including cost reduction programs	3,826

Operating income - fiscal 2008	$9,137

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

Income tax expense from continuing operations of $1,063 was recorded in fiscal year 2008, compared to $919 in fiscal year 2007. Tax expense in fiscal year 2008 is primarily due to non cash SFAS No. 109 expense related to amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

Minority interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that we do not own. In fiscal year 2008, the minority interest expense was $2,931 compared to a benefit of $1,273 in fiscal year 2007. Approximately, $5,000 of the increase in minority interest was the result of the $15,162 gain recognized on the sale of our old manufacturing plant in Shanghai, China.

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

Other Comprehensive Loss

Other comprehensive loss decreased by $11,494 in fiscal year 2008 to $28,853 from a loss of $40,347 in fiscal year 2007. This decrease was due to a decrease in the net loss from $42,730 in fiscal year 2007 to $18,535 in fiscal year 2008 coupled with a decrease in the pension liability adjustment from $3,124 to $12,430 in fiscal year 2008. These decreases in comprehensive loss were partially offset by a foreign currency translation loss of $12,480 in fiscal year 2008 as compared to a gain of $700 in the prior fiscal year, coupled with an unrealized loss on derivative instruments in the amount of $10,268 in fiscal year 2008 as compared to $1,441 in fiscal year 2007.

Future Outlook

We consider the following, among other matters, to be key elements of focus for its underlying business plans and strategies for fiscal year 2010. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

Lead and Commodity Costs and Pricing

Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, has changed significantly from an annual average of $0.60 cents per pound in 2007 to $1.21 cents per pound in 2008 then down to $0.89 cents per pound in 2009. One of the most important initiatives that we have implemented has been our effort to drive pricing in the Industrial Battery business. Over the two years ended January 31, 2008, we had announced several general price increases, and, in addition to these base-price increases, during the fourth quarter of fiscal year 2007, we introduced a new lead surcharge mechanism to more directly tie product pricing to the cost of lead. As a result of these efforts, we believe there has been more rationale pricing in the marketplace. In addition, we utilize a number of mechanisms to manage the impact of higher lead costs, including contractual arrangements with our customers, longer term supply agreements with our lead suppliers, hedging programs and the use of tolling or recycling of lead with third party providers.

Manufacturing Moves

The construction of a new manufacturing facility by our joint venture in Shanghai, China was completed during the first quarter of fiscal year 2008. This facility was built due to the relocation of our old facility as required by the Chinese Government. Production commenced during the first quarter of fiscal year 2008.

On April 16, 2007, we announced the closure of its Standby Power manufacturing facility in Conyers, Georgia and the relocation of its production to Leola, Pennsylvania. The relocation was completed during the fourth quarter of fiscal year 2008.

Cost Management, Quality and Six Sigma

We are expanding our efforts to reduce costs and improve customer service and satisfaction through enhanced quality and delivery focus and goals. These strategies are being supported by lean supply chain initiatives and Six Sigma methodologies and tools. Through our Six Sigma and lean manufacturing initiatives, we have identified and are taking actions to drive cost reductions that should significantly improve our performance.

We have identified, evaluated and implemented, with a formal selection and approval process, several cost saving projects. However, in order to realize cost saving benefits for these initiatives, costs may be incurred either in the form of capital expenditures or current period expenses.

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations was $9,256 for fiscal year 2009, compared to a use of cash of $54,144 in the comparable period of the prior fiscal year. The improvement is a result of i) a reduction in inventory due to decreased lead prices and inventory management, ii) improved collections on accounts receivable, iii) a use of cash in fiscal 2008 to fund discontinued operations and iv) improved income from continuing operations compared to the prior year excluding the non-cash gain on sale of our China facility in fiscal 2008. These improvements were offset by a decrease in accounts payable associated with the decrease in inventory and lower lead prices and a decrease in other liabilities related primarily to payment of warranty claims associated with our Motive business which we exited in fiscal 2008.

The decrease in inventory, accounts payables and accrued liabilities is primarily due to lower lead prices combined with an overall effort to reduce inventory on hand. Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2009, 2008 and 2007, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2009	2008	2007
Average annual LME price per pound of lead	$0.89	$1.21	$0.60
Lowest average monthly LME price per pound of lead	$0.44	$0.81	$0.44
Highest average monthly LME price per pound of lead	$1.36	$1.69	$0.78

Net cash used by continuing investing activities was $12,652 in fiscal year 2009 as compared to net cash provided by investing activities of $78,356 in the prior fiscal year. Fiscal year 2008 includes proceeds from the divestitures of businesses of $88,100. Acquisitions of property, plant and equipment was $16,613 in fiscal year 2009 compared with $7,611 in fiscal year 2008. The increase in capital expenditures in fiscal year 2009 is principally in support of our new product introductions and cost reduction initiatives. Additionally, restricted cash associated with our lead hedges decreased by $3,477 compared with an increase on $4,383 in the prior year.

We had net cash provided by financing activities for continuing operations of $131 in fiscal year 2009 as compared to a use of $23,211 in the prior fiscal year. In fiscal year 2008, we repaid $24,836 on our credit facility debt with a portion of the proceeds received from the divestitures of our businesses and borrowed $4,654 to fund costs related to the construction of the new plant in Shanghai, China.

On January 18, 2007 we entered into a six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit, we may borrow up to 40 million RMB at the current rate provided by the Chinese bank (approximately $5,852 and $5,568 with an interest rate of 6.37% and 6.90% as of January 31, 2009 and 2008, respectively). This credit line was established to provide the Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2009 and January 31, 2008, respectively $5,852 and $5,568 was funded under this facility.

On April 13, 2007, we executed a fourth amendment to our Credit Facility. The amendment enhanced our borrowing capacity and resultant availability through changes and modifications of previously excluded collateral. In addition, the amendment provided for a reduction in the availability block to $10,000, a reset of fixed coverage ratio covenants, which are only tested on a going forward basis to the extent excess availability falls below a defined threshold of $10,000, previously $15,000 and an increase in the permitted foreign indebtedness basket. In consideration of these changes, we paid fees of approximately $240.

On June 19, 2007, we entered into a definitive agreement with Murata Manufacturing Co., Ltd. (“Murata”) pursuant to which we agreed to sell it Power Electronics Division. On August 31, 2007, we completed the sale of the Power Electronics Division for $85,000, subject to post closing working capital adjustments. Proceeds from the sale were used to pay in full existing borrowings under our Credit Facility, with the balance currently held as cash equivalents.

On July 20, 2007, we executed a fifth amendment to our Credit Facility. The amendment changed the definition of certain terms that did not have any effect on us but accommodated the requirements of another bank that entered into the facility. There were no fees paid for this amendment.

On August 30, 2007, we executed a sixth amendment to our Credit Facility. The amendment granted us formal consent to sell our Power Electronics Division to Murata, required the proceeds to payoff the outstanding balance on the Credit Facility, and released all liens upon the Specified Collateral being sold. There were no fees paid for this amendment.

On August 29, 2008 we executed a seventh amendment to our credit facility which, amongst other changes, enhanced our borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides us with the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,850 US Dollars) to 160,000 RMB (approximately $23,000 US Dollars) and an increase in permitted asset sales baskets. We incurred fees of $225 in connection with this amendment that were expensed in the current fiscal year.

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in our business, assets or prospects. Our lenders could claim a breach under the material adverse change covenant or the cross-default provisions under our Credit Facility under certain circumstances, including, for example, if holders of our 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that our common stock was no longer listed on any national securities exchange. An interpretation of events as a material adverse change or any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity.

We have also assessed the impact of the severe liquidity crises at major financial institutions on our ability to access capital markets on reasonable terms. Although our credit facility syndicate banks are currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crisis intensifies or is protracted. Our current credit facility does not expire until December 7, 2010. As of January 31, 2009, the maximum availability calculated under the borrowing base was approximately $43,119, of which $0 was funded, and $11,117 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

Additionally, our $52,000 and $75,000 convertible notes do not have initial maturities (put provisions) until November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

At this time, we do not believe recent market disruptions will impact our long-term ability to obtain financing. We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2010 to be in the range of $15,000 to $18,000, including funding for new product modifications and cost reduction opportunities.

Current Credit Market Position

In light of recessionary concerns for the overall economy and recent market developments including increased volatility in the capital markets and severe liquidity crises in the financial sector, the Company performed an assessment to determine the impact, if any, of current market conditions on the Company’s financial position.

Demand for our products and services depend in part on general economic conditions affecting the countries and industries in which we do business. Currently, economic conditions in the U.S. and other countries and in industries served by us may negatively impact demand for our products and services, in turn negatively impacting our revenues and earnings. Excess capacity in our or a competitors’ manufacturing facilities could decrease our ability to generate profits. Unanticipated contract terminations or project delays by current customers can also negatively impact financial results.

Pension Costs

We have various non-contributory defined benefit pension plans, which cover certain employees in the United States.

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

Assumptions used to determine periodic pension costs and benefit obligations for our defined benefit pension plans from continuing operations were:

	Pension Benefits
Fiscal Year	2009	2008	2007
Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	6.60%	6.35%	5.90%
Rate of compensation increase	4.00%	4.45/4.00%	4.45/4.00%
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	6.35%	5.90%	5.60%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.45/4.00%	4.45/4.00%

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal 2009 pension expense by approximately $168

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal 2009 pension expense by approximately $112 and

•	a 25 basis point change in compensation levels from those used would have no material impact on fiscal year 2009 pension expense as a result of the frozen and non-pay related plans.

In fiscal years 2009 and 2008, the accumulated benefit obligation exceeded the plan assets by $28,593 and $7,114, respectively. Consequently, we recognized a decrease in the pension liability of $12,430 in fiscal year 2008 in our accumulated other comprehensive loss, primarily because of plan amendments which changed the total obligation partially offset by an increase in the discount rate used to measure the plan assets for fiscal year 2008 compared to fiscal year 2007.

On January 31, 2007 we adopted SFAS No. 158 and recorded a one time charge of $4,459, which is included in the stockholders’ equity and accumulated other comprehensive loss.

The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for defined pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements became effective for plan years beginning after December 31, 2007.

In fiscal years 2009 and 2008, our contributions to our plans were $2,594 and $801, respectively. We expect to make required contributions totaling approximately $4,160 to our pension plans and $161 to our postretirement medical plan in fiscal year 2010.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of January 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$132,852	$5,852	$—	$—	$127,000
Interest payable on notes	118,418	6,798	13,595	13,595	84,430
Operating leases	6,522	1,832	2,414	780	1,496
Projected—lead purchases*	97,000	52,000	31,000	14,000	—
Equipment	2,317	2,317	—	—	—
Capital leases	125	29	69	27	—

Total contractual cash obligations	$357,234	$68,828	$47,078	$28,402	$212,926

* Amounts are based on the cash price of lead at January 31, 2009 which was $0.52.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$11,117	$10,559	$558	$—	$—

Total commercial commitments	$11,117	$10,559	$558	$—	$—

Off-Balance Sheet Arrangements

Other than certain elements of our standby letters of credits arrangements, we have no off-balance sheet arrangements at January 31, 2009.

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

At January 31, 2009 and 2008, we had hedged approximately 11.1 million and 12.7 million pounds of lead at an average price of $0.598 per pound and $1.423 per pound, respectively.

The net market value of our lead contracts was $(992) and $(1,503) at January 31, 2009 and 2008, respectively. At January 31, 2009 and 2008, a 10% change in the price of lead would result in a $568 and $1,600 change in the market value of the lead contract, respectively.

Our financial instruments that are subject to interest rate risk include our revolving credit facilities, our convertible notes and our capital leases. The net market value of our debt instruments (excluding capital leases) was $88,340 and $157,618 at January 31, 2009 and 2008, respectively. According to our established policies, we monitor ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates.

We occasionally use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. There were no foreign currency hedges outstanding at January 31, 2009 and 2008.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this report immediately following the signature page of this Form 10-K.

Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and are reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weakness discussed below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the material weakness, we have performed additional analysis, testing and carried out other closing procedures to provide reasonable assurance to support that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting which is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in our internal control over financial reporting as of January 31, 2009:

We did not maintain effective controls over the period end reconciliation of inventory liability clearing accounts. Specifically, our account reconciliations, analyses and review procedures were ineffective as it relates to the following: (1) timely completion of the account reconciliation (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts. These control deficiencies resulted in the misstatement of our accounts payable and cost of sales accounts and related financial disclosures, and resulted in the restatement of our consolidated financial statements for the fiscal quarters ended July 31, 2008 and October 31, 2008. Prior year financial statements were not impacted by the restatement. Additionally, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented and detected.

As a result of this material weakness, management has concluded that our internal control over financial reporting was ineffective as of January 31, 2009.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2009, which appears herein.

Plan for Remediation of the Material Weakness:

To remediate the material weakness described above and to enhance our internal control over financial reporting, management is taking steps to enhance established policies and procedures for monthly account reconciliations, developing additional training for accounting personnel, making certain personnel changes and reallocating duties of certain accounting personnel. Management has begun to adopt these measures and expects that the remediation of the material weakness will be completed in fiscal 2010.

Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended January 31,2009 that material affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors,” “Current Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” included in our proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information under the captions “Principal Stockholders,” “Beneficial Ownership of Management” and “Equity Compensation Plan Information” included in our proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to our policy and procedures for review, approval or ratification of transactions with related persons is incorporated by reference herein to our proxy statement and is included in the section entitled “Review and Approval of Transactions with Related Persons, Policies and Procedures”. Information with respect to director independence is incorporated by reference herein to our proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and is included in the section entitled “Board of Directors and Corporate Governance”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” included in our proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2009 and 2008

Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2009, 2008 and 2007

II.    Valuation and Qualifying Accounts

(3)	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of C&D, as amended	8-K	06/30/98	3.1 & 3.2

3.2	Amended and Restated By-laws of C&D	8-K	12/4/07	3.2

4.1	Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate; Amendment to Rights Agreement	10-Q	10/31/04	10.3

4.2	Purchase Agreement dated November 16, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.2

4.3	Registration Rights Agreement dated November 21, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.3

4.4	Indenture, dated as of November 21, 2005, between C&D and Bank of New York, as trustee	10-K	01/31/06	4.4

4.5	Form of C&D Technologies, Inc. 5.25% Convertible Senior Notes due 2025	10-K	01/31/06	4.5

4.6	Purchase Agreement dated November 15, 2006 between C&D and the several named purchasers named in schedule A thereto	8-K	11/15/06	10.1

4.7	Registration Rights Agreement dated November 21, 2006, between C&D and the several purchasers named in Schedule I thereto	8-K	11/22/06	10.1

4.8	Indenture, dated as of November 21, 2006, between C&D and the Bank of New York, as trustee	8-K	11/16/06	4.8

4.9	Form of C&D Technologies, Inc. 5.50% Convertible Senior Notes due 2026	8-K	11/16/06	10.1

10.1	Purchase Agreement dated November 27, 1985, between Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986	S-1	1/28/87	10.1

10.2	Agreement dated December 15, 1986, between C&D and Allied	S-1	1/28/87	10.2

10.3	Lease Agreement dated February 15, 1994, by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D); Extension and Modification Agreement effective December 19, 2003	10-K	01/31/04	10.3

10.4	Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser	8-K	03/01/99	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.5	Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, First Amendment thereto dated as of December 9, 2004, Second Amendment thereto dated as of April 21, 2005, Third Amendment thereto dated as of April 29, 2005, Fourth Amendment and Waiver thereto dated as of November 8, 2005, Fifth Amendment thereto dated July 20, 2007, Sixth Amendment thereto dated August 30, 2007	10-Q 10-K 10-K 10-K 8-K 8-K 10-Q	07/31/04 1/31/05 1/31/05 1/31/05 11/16/05 7/20/07 7/31/07	10.5 10.5 10.5 10.5 10.1 10.1 10.1

10.6	Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations	10-K	01/31/05	10.6

10.7	Uncommitted loan facility dated June 5, 2001, between C&D Holdings Limited and ABN Amro Bank N.V.	10-Q	04/30/01	10.2

10.8	Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003	8-K	09/25/03	10.1

10.9	Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company’s Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder	10-Q	10/31/04	10.2

10.10	Assignment and Assumption dated as of August 3, 2004, by and between Bank of America, N.A. and Sovereign Bank	10-Q	07/31/04	10.2

10.11	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.12	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.4

10.13	LLC Interest Purchase Agreement between Celestica Corporation, Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.1

10.14	Share Purchase Agreement between Celestica International Inc., Celestica Inc., C&D Power Systems (Canada) ULC and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.2

10.15	Asset Purchase Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.3

10.16	Asset Purchase Agreement between Celestica Electronics (Shanghai) Co. Ltd., Datel Electronic Technology (Shanghai) Co., Ltd., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.4

10.17	Inventory Purchase Agreement between Celestica Suzhou Technology Ltd., Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.5

10.18	Purchase Price Adjustment Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Celestica Electronics (Shanghai) Co. Ltd., Celestica Suzhou Technology Ltd., Celestica Inc., C&D Power Systems (Canada) ULC, C&D Technologies, Inc., Dynamo Acquisition Corp., and Datel Electronic Technology (Shanghai) Co., Ltd., dated September 23, 2004	8-K	09/30/04	2.6

10.19	Merger Agreement dated as of June 10, 2004, among C&D Technologies, Inc., CLETADD Acquisition Corporation and Datel Holding Company	8-K	09/30/04	10.1

10.20	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent.; Amendment No. 1 thereto dated March 30, 2006	10-K 8-K	1/31/06 04/05/06	10.2 10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.21	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner.; Amendment No. 1 thereto dated March 30, 2006.; Amendment No. 3 thereto dated December 21, 2006.; Amendment No. 4 thereto dated April 13, 2007	10-K 8-K 8-K 10-K 8-K 10-Q	01/31/06 03/31/06 12/21/06 01/31/07 07/20/07 07/31/07	10.21 10.2 10.1 10.21 10.1 10.1

10.22	Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006	10-Q	4/30/06	10.9

10.23	Form of C&D Technologies, Inc. 5.5% Convertible Senior Notes due 2026	8-K	11/15/06	10.1

10.24	Purchase Agreement dated June 19, 2007 between C&D Technologies, Inc. and Murata Manufacturing Co., Ltd	8-K	8/31/07	10.1

10.25	Asset Purchase Agreement dated October 24, 2007, between C&D Technologies, Inc and Crown Battery Manufacturing Co.	8-K	10/24/07	10.1

10.26	Agreement dated the 1st day of February, 2007, by and among C&D Technologies, Inc., a Delaware corporation (the “Company”), SCSF Equities, LLC, a Delaware limited liability company, Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation, Sun Capital Securities Fund, LP, a Delaware limited partnership, Sun Capital Securities Advisors, LP, a Delaware limited partnership, Sun Capital Securities, LLC, a Delaware limited liability company, and Rodger R. Krouse (collectively, the “Sun Parties”)	8-K	2/1/07	10.1

Management Contracts or Plans

10.27	Charter Power Systems, Inc. 1996 Stock Option Plan, First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999	10-Q 10-Q	7/31/96 7/31/99	10.1 10.3

10.28	C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan	10-K	1/31/01	10.7

10.29	C&D Technologies, Inc. Savings Plan as restated and amended , First Amendment thereto dated June 12, 2002, Second Amendment thereto dated November 20, 2002; Third Amendment thereto dated June 18, 2003	10-K 10-Q 10-Q 10-Q	7/31/02 10/31/02 10/31/02 7/31/03	10.9 10.10 10.11 10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.30	C&D Technologies, Inc. Pension Plan for Salaried Employees as amended and restated ; First Amendment thereto dated June 12, 2002 ; Second Amendment thereto dated September 25, 2002 ; Third Amendment thereto dated March 19, 2004	10-K 10-Q 10-Q 10-K	7/31/02 4/30/03 4/30/03 1/31/04	10.10 10.3 10.4 10.11

10.31	Supplemental Executive Retirement Plan compiled as of February 27, 2004, to reflect all amendments ; Amendment thereto dated May 6, 2005	10-K 10-Q	1/31/04 4/30/05	10.12 10.1

10.32	C&D Technologies, Inc. Management Incentive Bonus Plan Policy	8-K	3/2/05	10.1

10.33	Employment Agreement dated November 28, 2000, between Wade H. Roberts, Jr. and C&D	10-Q	10/31/00	10.1

10.34	Release Agreement dated March 24, 2005, between C&D Technologies, Inc. and Wade H. Roberts, Jr.	10-K	1/31/05	10.27

10.35	Release Agreement dated December 14, 2005, between C&D Technologies, Inc. and Stephen E. Markert, Jr.	10-K	1/31/06	10.31

10.36	Employment Agreement dated March 31, 2000, between Charles R. Giesige, Sr. and C&D; letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000	10-K 10-K	1/31/00 1/31/04	10.18 10.17

10.37	Employment Agreement dated February 1, 2006, between Charles R. Giesige and C&D	10-K	1/31/06	10.34

10.38	Release Agreement dated March 2, 2006, between C&D Technologies, Inc. and Charles R. Giesige	10-K	1/31/06	10.35

10.39	Employment Agreement dated February 1, 2006, between James D. Dee and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.36 10.4 10.62	X

10.40	Employment Agreement dated February 1, 2006, between Ian J. Harvie and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.37 10.3 10.63	X

10.41	Employment Agreement dated February 1, 2006, between William E. Bachrach and C&D	10-K	1/31/06	10.38

10.42	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and William Harral, III	10-Q	1/31/02	10.2

10.43	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Kevin P. Dowd	10-Q	1/31/02	10.5

10.44	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Robert I. Harries	10-Q	1/31/02	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.45	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Pamela S. Lewis	10-Q	1/31/02	10.7

10.46	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and George MacKenzie	10-Q	1/31/02	10.8

10.47	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and John A. H. Shober	10-Q	1/31/02	10.9

10.48	Indemnification Agreement dated as of April 10, 2008 by and between C&D Technologies, Inc. and Michael H. Kalb	10-K	1/31/2008	10.48

10.49	Indemnification Agreement dated as of February 24, 2003, by and between C&D Technologies, Inc. and Stanley W. Silverman	10-K	1/31/03	10.33

10.50	C&D Technologies, Inc. Nonqualified Deferred Compensation Plan	S-8	7/24/00	4

10.51	C&D Technologies, Inc. Approved Share Option Plan	S-8	9/11/01	4

10.52	C&D Technologies, Inc. Management Compensation Plan Policy for Fiscal Year 2006	8-K	3/1/05	10.1

10.53	C&D Technologies, Inc. Board of Directors Nominating/Corporate Governance Committee Charter As Amended Effective as of March 1, 2005	8-K	3/1/05	10.2

10.54	Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves, Amendment dated June 21, 2005, Amended and Restated Employment Agreement dated December 20, 2007	10-Q 10-K 8-K	7/31/05 1/31/06 12/20/07	10.1 10.51 10.1

10.55	C&D Technologies, Inc. 2007 Stock Incentive Plan	Proxy	1/31/06	Proxy

10.56	Indemnification Agreement dated May 31, 2006 between C&D Technologies, Inc. and Ellen C. Wolf	8-K	5/31/06	10.2

10.57	Employment Agreement dated December 20, 2006, between C&D Technologies, Inc. and Leonard P. Kiely, Amended and Restated Employment Agreement dated December 20, 2007, Release Agreement dated February 25, 2009 between C&D Technologies, Inc., and Leonard P. Kiely	8-K 8-K 10-K	5/31/06 12/20/07 1/31/09	10.3 10.2 10.64	X

10.58	Employment Retention Agreement dated February 20, 2007, between C&D Technologies, Inc and William E. Bachrach	8-K	2/20/07	10.1

10.59	Employment Agreement dated December 20, 2007, between Neil E. Daniels and C&D	8-K	12/20/07	10.5

10.60	Performance Share Award Grant Agreement dated March 12, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.61	Restricted Stock Award Grant Agreement dated March 12, 2007

14	Code of Ethics	10-K	1/31/04	14

18	Letter regarding change in accounting principles	10-Q	7/31/07	18

21	Subsidiaries of C&D				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Section 1350 Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&D TECHNOLOGIES, INC.

April 16, 2009	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. GRAVES Jeffrey A. Graves	President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2009

/s/ IAN J. HARVIE Ian J. Harvie	Vice President and Chief Financial Officer (Principal Financial Officer)	April 16, 2009

/s/ NEIL E. DANIELS Neil E. Daniels	Vice President and Corporate Controller (Principal Accounting Officer)	April 16, 2009

/s/ KEVIN P. DOWD Kevin P. Dowd	Director, Chairman	April 16, 2009

/s/ PAMELA L. DAVIES Pamela L. Davies	Director	April 16, 2009

/s/ WILLIAM HARRAL III William Harral III	Director	April 16, 2009

/s/ ROBERT I. HARRIES Robert I. Harries	Director	April 16, 2009

/s/ GEORGE MACKENZIE George MacKenzie	Director	April 16, 2009

/s/ JOHN A. H. SHOBER John A. H. Shober	Director	April 16, 2009

/s/ STANLEY W. SILVERMAN Stanley W. Silverman	Director	April 16, 2009

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	April 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries at January 31, 2009 and January 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the period end reconciliation of inventory liability clearing accounts described in management’s report existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the January 31, 2009 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

April 16, 2009

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,121	$6,536
Restricted cash	906	4,383
Accounts receivable, less allowance for doubtful accounts of $775 and $1,148	55,852	62,946
Inventories	61,128	85,832
Prepaid taxes	927	800
Other current assets	1,110	835
Assets held for sale	500	450

Total current assets	123,544	161,782
Property, plant and equipment, net	85,055	79,782
Deferred income taxes	626	32
Intangible and other assets, net	14,729	16,091
Goodwill	59,961	59,870

TOTAL ASSETS	$283,915	$317,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,881	$5,568
Accounts payable	32,396	51,382
Accrued liabilities	13,018	15,593
Deferred income taxes	1,492	—
Other current liabilities	8,267	9,767

Total current liabilities	61,054	82,310
Deferred income taxes	10,972	10,020
Long-term debt	123,424	124,133
Other liabilities	39,349	20,568

Total liabilities	234,799	237,031

Commitments and contingencies (see Note 8)
Minority interest	11,451	11,418
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,162,101 and 29,081,110 shares issued, respectively	292	291
Additional paid-in capital	71,749	74,995
Treasury stock, at cost, 2,895,346 and 3,414,633 shares, respectively	(40,035)	(47,243)
Accumulated other comprehensive income	(45,733)	(24,270)
Retained earnings	51,392	65,335

Total stockholders’ equity	37,665	69,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,915	$317,557

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended JANUARY 31,

(Dollars in thousands, except per share data)

	2009	2008	2007
NET SALES	$365,540	$346,073	$287,241
COST OF SALES	319,038	310,089	249,385

GROSS PROFIT	46,502	35,984	37,856
OPERATING EXPENSES:
Selling, general and administrative expenses	41,615	35,576	33,228
Research and development expenses	6,940	6,433	6,232
Gain on sale of Shanghai, China plant	—	(15,162)	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(2,053)	9,137	(1,604)

Interest expense, net	8,787	8,246	11,260
Other (income) expense, net	1,675	(921)	1,393

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(12,515)	1,812	(14,257)
Income tax provision from continuing operations	1,993	1,063	919

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(14,508)	749	(15,176)
Minority interest	(565)	2,931	(1,273)

NET LOSS FROM CONTINUING OPERATIONS	(13,943)	(2,182)	(13,903)

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(15,091)	(25,652)
Income tax (benefit) provision from discontinued operations	—	1,262	3,175

LOSS FROM DISCONTINUED OPERATIONS	—	(16,353)	(28,827)

NET LOSS	$(13,943)	$(18,535)	$(42,730)

Loss per share:
Basic:
Net loss from continuing operations	$(0.54)	$(0.09)	$(0.54)

Net loss from discontinued operations	$—	$(0.63)	$(1.13)

Net loss	$(0.54)	$(0.72)	$(1.67)

Diluted:
Net loss from continuing operations	$(0.55)	$(0.09)	$(0.54)

Net loss from discontinued operations	$—	$(0.63)	$(1.13)

Net loss	$(0.55)	$(0.72)	$(1.67)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended JANUARY 31, 2008, 2007 and 2006

(Dollars in thousands, except shares and per share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income /(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2006	28,828,428	$288	$72,599	(3,380,102)	$(47,094)	$(11,876)	$125,333	$139,250
Net loss							(42,730)	(42,730)
Dividends to stockholders, $.01375 per share							(352)	(352)
Foreign currency translation adjustment						700		700
Unrealized loss on derivative instruments						(1,441)		(1,441)
Deferred compensation plan			(68)	(11,434)	(16)			(84)
Issuance of common stock	32,682		224					224
Stock options exercised	179,850	2	1,208					1,210
Stock options issued			225					225
Adjustment to initially apply defined benefit plan standard						(4,459)		(4,459)
Pension liability adjustment						3,124		3,124

BALANCE AT JANUARY 31, 2007	29,040,960	290	74,188	(3,391,536)	(47,110)	(13,952)	82,251	95,667
Net loss							(18,535)	(18,535)
Foreign currency translation adjustment						(12,480)		(12,480)
Unrealized loss on derivative instruments						(10,268)		(10,268)
Deferred compensation plan			388	(23,097)	(133)			255
Issuance of common stock	40,150	1	236					237
Stock options issued			183					183
Pension liability adjustment						12,430		12,430
Adjustments upon adoption of FASB Interpretation No. 48							1,619	1,619

BALANCE AT JANUARY 31, 2008	29,081,110	291	74,995	(3,414,633)	(47,243)	(24,270)	65,335	69,108
Net loss							(13,943)	(13,943)
Foreign currency translation adjustment						181		181
Unrealized loss on derivative instruments						1,451		1,451
Deferred compensation plan			598	2,492	8			606
Issuance of common stock	48,241	1	191					192
Stock options exercised	32,750		247					247
Stock options issued			418					418
Pension liability adjustment						(23,095)		(23,095)
Conversion of convertible bonds to stock			(4,700)	516,795	7,200			2,500

BALANCE AT JANUARY 31, 2009	29,162,101	$292	$71,749	(2,895,346)	$(40,035)	$(45,733)	$51,392	$37,665

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended JANUARY 31,

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(13,943)	$(18,535)	$(42,730)
Net loss from discontinued operations	—	(16,353)	(28,827)

Net loss from continuing operations	(13,943)	(2,182)	(13,903)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(565)	2,931	(1,273)
Share-based compensation	1,086	572	225
Depreciation and amortization	11,065	10,913	11,405
Amortization of debt acquisition costs	1,696	1,629	2,207
Impairment of fixed assets	1,222	—	985
Annual retainer to Board of Directors paid by the issuance of common stock	121	237	224
Deferred income taxes	1,387	670	1,212
(Gain) loss on disposal of assets	43	(15,254)	29
Changes in assets and liabilities:
Accounts receivable	4,988	(9,452)	(11,521)
Inventories	23,835	(30,951)	3,503
Other current assets	(362)	(254)	(430)
Accounts payable	(17,165)	6,895	11,598
Accrued liabilities	(2,713)	962	(2,068)
Income taxes payable	(581)	1,899	4,348
Other current liabilities	(105)	2,795	(1,855)
Funds provided to discontinued operations	—	(24,288)	(24,913)
Other long-term assets	257	227	153
Other liabilities	(4,220)	4,106	3,557
Other, net	3,210	(5,599)	(681)

Net cash provided by (used in) continuing operating activities	9,256	(54,144)	(17,198)
Net cash used in discontinued operating activities	—	(1,043)	7,001

Net cash provided by (used in) operating activities	9,256	(55,187)	(10,197)

Cash flows from investing activities:
Proceeds from the divestiture of businesses	—	88,100	—
Acquisition of property, plant and equipment	(16,613)	(7,611)	(21,261)
Proceeds from disposal of property, plant and equipment	484	2,250	1,658
Decrease (increase) in restricted cash	3,477	(4,383)	—

Net cash (used in) provided by continuing investing activities	(12,652)	78,356	(19,603)
Net cash used in discontinued investing activities	—	(504)	(4,057)

Net cash (used in) provided by investing activities	(12,652)	77,852	(23,660)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

for the years ended JANUARY 31,

(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities:
Borrowings on line of credit facility	88,860	111,940	175,496
Repayments on line of credit facility	(88,860)	(136,776)	(158,803)
Proceeds from new borrowings	—	4,654	56,191
Repayment of debt	—	—	(50,000)
Increase (decrease) in overdrafts	—	(2,310)	2,239
Financing cost of long term debt	—	(585)	(3,326)
Proceeds from exercise of stock options	246	—	1,210
Purchase of treasury stock	(115)	(134)	(122)
Common stock dividends paid	—	—	(352)

Net cash provided by (used in) continuing financing activities	131	(23,211)	22,533
Net cash used in discontinued financing activities	—	(5,212)	(1,446)

Net cash provided by (used in) financing activities	131	(28,423)	21,087

Effect of exchange rate changes on cash and cash equivalents	(150)	151	365

(Decrease) Increase in cash and cash equivalents from continuing operations	(3,415)	1,152	(13,903)
Cash and cash equivalents, beginning of period	6,536	5,384	19,287

Cash and cash equivalents, end of period	$3,121	$6,536	$5,384

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest paid	$7,008	$7,456	$12,219
Income taxes (received) paid, net	$1,198	$941	$(1,408)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the years ended JANUARY 31,

(Dollars in thousands)

	2009	2008	2007
NET LOSS	$(13,943)	$(18,535)	$(42,730)
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivative instruments, less tax (benefit)/expense of $(1), $0 and $17 for 2009, 2008 and 2007, respectively	1,451	(10,268)	(1,441)
Pension liability adjustment	(23,095)	12,430	3,124
Foreign currency translation adjustments, less tax expense of $0 for 2009, 2008 and 2007	181	(12,480)	700

Total comprehensive loss	$(35,406)	$(28,853)	$(40,347)

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

Receivables consist of the following at January 31, 2009 and 2008.

Years Ended January 31,	2009	2008
Trade receivables	$54,305	$59,780
Notes receivables	645	309
Other	1,677	4,005
Allowance for doubtful accounts	(775)	(1,148)

Total receivables	$55,852	$62,946

Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,	2009	2008
Balance at beginning of period	$1,148	$1,203
(Reductions)/additions	574	75
Translation adjustment	(27)	28
Write-offs net of recoveries	(920)	(158)

Balance at end of period	$775	$1,148

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

Inventories:

Inventories are stated at the lower of cost or market. The Company changed the method of accounting for Inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method in fiscal year 2008. As a result cost is determined by the FIFO method for all inventories. The Company adjusts the value of its obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

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

Our implied fair value is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors which we believe contributed to the decline and volatility in our stock price that did not reflect our underlying fair value.

Employee Benefit Plans

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. During the current fiscal year the measurement date was changed from December 31 to January 31 as required by SFAS No. 158.

Other Current Liabilities and Other Liabilities

Included in other liabilities at January 31, 2009 is $28,593 of pension liabilities. See Note 12 to the consolidated financial statements, “Employee Benefit Plans”, for additional information.

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

Deferred Financing Costs:

Costs relating to obtaining debt are capitalized and amortized over the term of the related debt using the effective interest rate method. When the debt is paid in full, any unamortized financing costs are charged to interest expense.

Advertising:

The Company expenses advertising costs as incurred. In fiscal years 2009, 2008 and 2007, the Company incurred advertising costs of $394, $589 and $877, respectively.

Income Taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109 “ Accounting for Income Taxes”, using currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. The Company calculates it’s reserves in accordance with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which was adopted during fiscal year 2008.

Net Income (Loss) per Share:

Net income (loss) per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share—diluted reflects the potential dilution that could occur if stock options and other dilutive securities were exercised. Weighted-average common shares and common shares—diluted were as follows:

Years Ended January 31,	2009	2008	2007
Weighted-average shares of common stock	25,841,967	25,661,354	25,590,448

Weighted-average common shares—diluted	25,936,533	25,738,209	25,590,448

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Due to net losses from continuing operations in fiscal years 2009, 2008 and 2007, 19,604,137, 20,120,932 and 20,120,932, respectively, of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2009, 2008 and 2007, 71,035, 39,869 and 58,976 of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share.

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

Effective February 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. Due to the Company’s net operating losses, no tax benefits have been realized from the exercises of options during fiscal years 2009, 2008 and 2007. As a result there is no cash flow impact related to tax benefits realized from the exercises during fiscal years 2009, 2008 and 2007.

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial statements. In October 2008 the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market that is not Active”, which amended SFAS 157. FSP No. 157-3 clarifies how the fair value of a financial instrument is determined when the market for the financial asset is inactive. FSP No. 157-3 was adopted by the Company effective as of October 31, 2008. See Note 20 for information and related disclosures regarding the Company’s fair value measurements.

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

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS 142-3 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has determined that this will affect the carrying value and future interest expense on the $75,000 in convertible debt that matures in 2025. The Company is currently evaluating the impact of the adoption of this FSP on the Company’s consolidated financial statements.

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

In December 2008, SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was amended by FSP SFAS 132 (R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on the Company’s consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

2. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill:

Total
Goodwill, January 31, 2007	$59,733
Effect of exchange rate changes on goodwill	137

Goodwill, January 31, 2008	59,870
Effect of exchange rate changes on goodwill	91

Goodwill, January 31, 2009	$59,961

Identifiable Intangible Assets:

Identifiable intangible assets as of January 31, 2009, consisted of the following:

January 31, 2009	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(8,846)	$8,994
Intellectual property	4,105	(4,092)	13
Licensing agreements	4,326	(2,489)	1,837
Land use rights	3,497	(128)	3,369

Total intangible assets	$29,768	$(15,555)	$14,213

Identifiable intangible assets as of January 31, 2008, consisted of the following:

January 31, 2008	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(7,954)	$9,886
Intellectual property	3,906	(3,882)	24
Licensing agreements	4,326	(2,070)	2,256
Land use rights	3,327	(55)	3,272

Total intangible assets	$29,399	$(13,961)	$15,438

Based on intangibles recorded at January 31, 2009, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,	2010	2011	2012	2013	2014
Trade names	$892	$892	$892	$892	$892
Intellectual property	11	2	—	—	—
Licensing agreements	394	394	394	394	261
Land use rights	70	70	70	70	70

Total intangible assets	$1,367	$1,358	$1,356	$1,356	$1,223

Amortization of identifiable intangibles was $1,392, $1,430 and $1,462 and for the years ended January 31, 2009, 2008 and 2007, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

3. INVENTORIES

Inventories consisted of the following:

	2009	2008
Raw materials	$17,545	$22,041
Work-in-process	17,721	22,215
Finished goods	25,862	41,576

Total	$61,128	$85,832

On September 7, 2007, the Company changed the method of accounting for its inventory from the LIFO method to the FIFO method. With the divestiture of the Company’s Power Electronics Division which was announced on August 31, 2007, the Company’s remaining business is all battery-related, and as a result, the Company believes the FIFO inventory method provides better comparability with industry peers, more accurate matching of the Company’s revenues and expenses, a relevant and meaningful balance sheet valuation methodology and a more efficient financial closing process. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has retrospectively applied this change in method of inventory costing.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

Years Ended January 31,	2009	2008
Land	$3,346	$3,346
Buildings and improvements	58,557	57,060
Furniture, fixtures and equipment	165,510	168,309
Construction in progress	10,278	2,189

	237,691	230,904
Less accumulated depreciation	152,636	151,122

Total	$85,055	$79,782

For the years ended January 31, 2009, 2008 and 2007, depreciation charged to operations, including property under capital leases, amounted to $9,673, $9,482, and $10,407; and capitalized interest amounted to $303, $132 and $741, respectively.

See Note 13, Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal years ended January 31, 2009 and 2008.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

5. DEBT

Debt consisted of the following:

Years Ended January 31,	2009	2008
Line of Credit Facility, maximum commitment of $75,000 at January 31, 2009 and 2008; availability is determined by a borrowing base calculation	$—	$—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25%.	75,000	75,000
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%.	52,000	54,500
China Line of Credit; Maximum commitment of 40 million RMB (approximately $5,852 and $5,568 and with an effective interest rate of 6.37% and 6.90% as of January 31, 2009 and 2008, respectively)	5,852	5,568
Capital leases	125	—

Total debt	132,977	135,068
Less unamortized debt costs	3,672	5,367

Net debt	129,305	129,701
Less current portion	5,881	5,568

Total long-term portion	$123,424	$124,133

The Company has a $75,000 principal amount Line of Credit Facility (“Credit Facility”). The Credit Facility consists of a five-year senior revolving line of credit which does not expire until December 7, 2010. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 1.75% or Prime plus .25%. As of January 31, 2009, the maximum availability calculated under the borrowing base was $43,119, of which $0 was funded, and $11,117 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

As of January 31, 2009 and January 31, 2008, the Company was in compliance with its financial covenants. In anticipation of a possible future violation of the leverage ratio covenant under the Term Loan, and to provide greater flexibility with respect to this covenant, on March 30, 2006, the Company executed a first amendment to both of these credit facilities. These amendments modified the definition of EBITDA of both credit facilities, changed the leverage ratio commencing February 28, 2006 through December 31, 2006, under the Term Loan facility and modified certain other definitions. In consideration of these changes, the Company paid a fee of $500 to the Term Loan lenders and $38 to the Line of Credit facility lenders. The Company also agreed to grant a security interest in its Leola, Pennsylvania battery plant and its Mansfield, Massachusetts electronics plant. The Company also agreed to an increase in the interest rate for the benefit of the Term Loan lenders of .25% until such time as the leverage ratio falls below 3.0 as defined in the amended Term Loan agreement.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000 as discussed in the following paragraph. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. In connection with refinancing of the Company’s credit facilities, the Company incurred $2,755 in issuance costs which consisted primarily of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the term of each facility. The unamortized balance of $1,075 and $1,662 of these costs at January 31, 2009 and January 31, 2008, respectively, is included in the accompanying balance sheet.

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

On August 29, 2008 the Company executed a seventh amendment to the Company’s credit facility which, amongst other changes, enhanced the Company’s borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,850 US Dollars) to 160,000 RMB (approximately $23,000 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment that were expensed in fiscal year 2009.

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in our business, assets or prospects. Our lenders could claim a breach under the material adverse change covenant or the cross-default provisions under our Credit Facility under certain circumstances, including, for example, if holders of our 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that our common stock was no longer listed on any national securities exchange. An interpretation of events as a material adverse change or any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

In connection with the issuance of the 2005 Notes, the Company incurred $2,700 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $1,005 and $1,554 of these costs at January 31, 2009 and January 31, 2008, respectively, is included in the accompanying balance sheet. On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026. The Company received net proceeds of approximately $51,900 after the deduction of commissions and offering expenses. The Company used substantially all of the net proceeds to pay off the Term Loan.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

In connection with the issuance of the 2006 Notes, the Company incurred $2,767 in issuance costs which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over five years. The unamortized balance of $1,591 and $2,151 of these costs at January 31, 2009 and January 31, 2008, respectively is included in the accompanying balance sheet.

On January 18, 2007 the Company entered into a renewable six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit the Company may borrow up to 40 million RMB (approximately $5,852 and $5,568 with an interest rate of 6.37% and 6.90% as of January 31, 2009 and 2008, respectively). This credit line was established to provide the Joint Venture in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2009 and January 31, 2008, respectively $5,852 and $5,568 was funded under this facility.

The maximum aggregate amount of loans outstanding under the Term Loan, Credit Facility, 2005 Notes, 2006 Notes, China Line of Credit, at any point during the year ended January 31, 2009, 2008 and 2007 were $146,610, $172,210 and $162,888, respectively. For the years ended January 31, 2009, 2008 and 2007, the outstanding loans under these credit agreements computed on a monthly basis averaged $137,637, $150,567 and $150,389 at a weighted-average interest rate of 5.35%, 5.59% and 7.81%, respectively.

As of January 31, 2009, the required minimum annual principal reduction of long-term debt is as follows:

Year Ended January 31,	Amount
2010	$5,881
2011	32
2012	37
2013	27
2014	—
Thereafter	127,000

Total	132,977

6. STOCK OPTION PLANS

The Company has two stock option plans under which it can currently grant options; the U.K. Stock Option Plan reserved 500,000 shares of Common Stock and the 2007 Stock Incentive Plan reserved 1,500,000 shares for option grants. Stock can be granted to officers, directors, employees and consultants of the Company, or an affiliate. In addition outstanding options remained from the 1996 Stock Option Plan which expired on July 25, 2006 and the 1998 Stock Option Plan which expired on June 30, 2008. The 2007 Stock Incentive Plan was approved by the stockholders on June 1, 2006. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted.

Under the provisions of SFAS No. 123R, the Company recorded $668, $389 and $225 of stock based compensation expense related to stock option awards in its consolidated statement of operations for the years ended January 31, 2009, 2008 and 2007, respectively. The Company granted 396,029, 340,334 and 134,200 stock option awards of which 0, 37,334 and 40,500 vested immediately during fiscal years 2009, 2008 and 2007,

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

respectively. Accordingly, compensation cost included $108 and $137 for the awards that vested immediately in the years ended January 31, 2008 and 2007, respectively. Based on awards outstanding as of January 31, 2009, the estimated remaining compensation expense is approximately $1,098, which is expected to be recognized through fiscal year 2012 based on the weighted average vesting period.

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

The following tables summarize activity under all stock option plans for the respective periods:

Years Ended January 31,	2009	2008	2007
Weighted-average fair value of options granted during the year	$3.10	$2.58	$3.51
Intrinsic value of options exercised	$39	$—	$297
Cash received from option exercises	$247	$—	$1,210

	Beginning Balance Outstanding	Granted During Year	Exercised During Year	Cancelled During Year	Ending Balance Outstanding	Exercisable
BALANCE AT JANUARY 31, 2007
Number of shares	4,073,998	134,200	179,850	1,504,055	2,524,293	2,423,753
Weighted-average option price per share	$16.62	$6.71	$6.73	$18.74	$15.53	$15.88

BALANCE AT JANUARY 31, 2008
Number of shares	2,524,293	340,334	—	1,101,313	1,763,314	1,418,147
Weighted-average option price per share	$15.53	$5.13	N/A	$15.15	$13.76	$15.83

BALANCE AT JANUARY 31, 2009
Number of shares	1,763,314	396,029	32,750	303,950	1,822,643	1,170,062
Weighted-average option price per share	$13.76	$6.26	$7.54	$14.49	$11.94	$15.38

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The following table summarizes information about the stock options outstanding at January 31, 2009:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 1.53 – $ 1.53	5,000	7.8 Years	$1.53	0	7.8 Years	$1.53
$ 4.25 – $ 6.30	638,000	6.8 Years	$5.55	68,668	7.8 Years	$6.02
$ 6.81 – $ 9.12	507,403	6.9 Years	$7.64	429,154	6.8 Years	$7.57
$ 9.80 – $14.50	111,556	5.9 Years	$11.00	111,556	5.9 Years	$11.00
$14.94 – $22.31	423,124	3.2 Years	$18.84	423,124	3.2 Years	$18.84
$26.76 – $35.00	104,510	2.2 Years	$31.76	104,510	2.2 Years	$31.76
$49.44 – $55.94	33,050	1.4 Years	$55.02	33,050	1.4 Years	$55.02

Total	1,822,643	5.6 Years	$11.94	1,170,062	4.9 Years	$15.38

There were 1,572,231 and 3,420,007 shares available for future grants of options under the Company’s stock option plans as of January 31, 2009 and 2008, respectively.

A summary of the status of the Company’s non-vested stock options as of January 31, 2009, and changes during the year ended January 31, 2009, is summarized below:

	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at January 31, 2008	345,167	$2.70
Granted	396,029	$3.10
Vested	(28,169)	$3.49
Forfeited	(61,281)	$2.85

Non-vested at January 31, 2009	651,746	$2.89

The fair value of stock options granted during fiscal year 2009, 2008 and 2007 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Years Ended January 31,	2009	2008	2007
Risk-free interest rate	1.81% - 3.32%	4.25% - 4.88%	4.57% - 5.03%
Dividend yield	0.00%	0.00%	0.0% - 0.643%
Volatility factor	50.91% - 62.57%	48.64% - 49.45%	47.31% - 54.25%
Expected lives	4.5 - 5.5 Years	5 years	5 years

Stock Awards:

On May 1, 2008, the Company granted 90,750 restricted stock awards and 90,750 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On July 1, 2008 the Company granted 12,258 restricted stock awards to the directors with a vesting period of one year. On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. In accordance with SFAS 123(R), the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line basis over the requisite service period for each separately vesting portion of the award for awards based on time and, for performance based awards, on the expectation that the performance goals will be attained. The restricted stock awards vest ratably over four years. Compensation expense of $418 and $184 was reported for the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

years ended January 31, 2009 and 2008, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the years ended January 31, 2009 and 2008 for the performance related awards issued in that period.

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

7. INCOME TAXES

The components of loss from continuing operations before income taxes and minority interest were as follows:

Years Ended January 31,	2009	2008	2007
Domestic	$(11,828)	$(6,623)	$(10,632)
Foreign	(687)	8,435	(3,625)

Income (Loss) before income taxes and minority interest	$(12,515)	$1,812	$(14,257)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,	2009	2008	2007
Current:
Federal	$—	$(228)	$44
State	(89)	(213)	(727)
Foreign	670	(24)	34

	581	(465)	(649)

Deferred:
Federal	1,396	1,395	1,264
State	100	(16)	304
Foreign	(84)	149	—

	1,412	1,528	1,568

Total	$1,993	$1,063	$919

Effective income tax rate	(15.9)%	58.7%	(6.4)%

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The components of the deferred tax asset and liability as of January 31, 2009 and 2008 were as follows:

Years ended January 31,	2009	2008
ASSETS
Vacation and compensation accruals	$4,093	$3,631
Bad debt, inventory and return allowances	—	369
Warranty reserves	3,018	4,191
Postretirement benefits	737	730
Net operating losses and Capital Losses	75,903	73,082
Environmental reserves	676	564
Other accruals	227	673
Pension obligation	10,624	2,264
Tax Credits	1,171	1,171
Derivatives	1,059	1,614

Total deferred tax assets	97,508	88,289

LIABILITIES
Inventory	(813)	(1,233)
Depreciation and amortization	(10,339)	(9,512)
Unrepatriated earnings	(7,808)	(7,929)

Total deferred tax liability	(18,960)	(18,674)

Valuation allowance	(90,351)	(80,032)

Net deferred tax (liability) asset	$(11,803)	$(10,417)

In fiscal year 2007, the Company established a valuation allowance against certain deferred tax assets related to the company’s joint venture in China based on negative evidence regarding the realizability of these assets. The valuation allowance was increased by $167 as a result of current year activity. During fiscal year 2008, the Company recognized a gain on the involuntary conversion of their facility in China for financial statement purposes. For local Chinese tax purposes, this gain was exempt from income tax.

As of January 31, 2009 the Company had federal net operating loss carryforwards of approximately $109,074, state net operating loss carryforwards of $108,374 and foreign net operating loss carryforwards of $9,693. These losses and credits begin to expire in varying amounts from January 31, 2010 to January 31, 2029, while a portion of the net operating losses generated in foreign jurisdictions do not have an expiration date. In addition, as of January 31, 2009 the Company has U.S alternative minimum tax credits carryfowards and foreign tax credits carryforwards in the amount of $307, and $864 respectively. As a result of the sale of the Power Electronics division in fiscal year 2008, the company generated federal and state capital loss carryforwards of $124,845 a majority of which will expire, if unused by fiscal year ended January 31, 2013.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2009, 2008 and 2007, respectively, are as follows:

Years Ended January 31,	2009	2008	2007
U.S. statutory income tax	$(4,255)	$616	$(4,847)
Effect of:
State tax, net of federal income tax benefit	(124)	(682)	(256)
Tax effect of foreign operations	13	(399)	34
Provision to return	3,097	(129)	(27)
Change in valuation allowance	3,187	1,808	5,918
Other	75	(151)	97

Total provision for income taxes at the effective rate	$1,993	$1,063	$919

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

In accordance with FIN 48, the total amount of unrecognized tax benefits as of January 31, 2009 was $734, which includes $20 of accrued interest related to unrecognized income tax benefits which we recognize as a component of the provision for income taxes. Of the $734 of unrecognized tax benefits, $484 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $484, $380 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The following is a roll-forward of the changes in our unrecognized tax benefits:

	2009	2008
Total unrecognized tax benefits as of beginning of the fiscal year	$1,063	$932
Gross amount of (increases) decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(122)	317
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	50
Reduction to unrecognized tax benefits related to settlements with the taxing authorities	(93)	—
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	(134)	(236)

Total unrecognized tax benefits as of the end of the fiscal year	$714	$1,063

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$484	$760

Total amount of interest and penalties recognized in the accompanying consolidated statements of operations for the year ended January 31,	$(68)	$(32)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheets as of January 31,	$20	$88

The company files U.S. federal, U.S. state and foreign tax returns. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. During the fiscal year ended January 31, 2008, the IRS concluded their examination with respect to the January 31, 2005 tax year and concluded a survey of the January 31, 2006 tax year noting no changes. With few exceptions the company is no longer subject to state or foreign examinations for years prior to fiscal year 2002.

We do not anticipate any significant increases or decreases to our tax reserves within the next twelve months.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated financial statements of income did not change as a result of implementing the provisions of FIN 48.

The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from January 31, 2010 to January 31, 2029. The Company believes that the future use or the amount if any of its loss carryforwards could be restricted as a result of changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code. This would have no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has been established against these net operating losses.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

8. COMMITMENTS AND CONTINGENCIES

(A) Operating Leases:

The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements in accordance with SFAS No. 13 “Accounting for leases”. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2009, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,	Amount
2010	$1,832
2011	1,767
2012	647
2013	397
2014	383
Thereafter	1,496

Total	$6,522

Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2009, 2008 and 2007, was $2,605, $2,260 and $2,331, respectively.

(B) Contingent Liabilities:

Legal

In January 1999, the Company received notification from the U.S. Environmental Protection Agency (“EPA”) of alleged violations of permit effluent and pretreatment discharge limits at its plant in Attica, Indiana. The Company submitted a compliance plan to the EPA in April 2002. The Company engaged in negotiations with both the EPA and U.S. Department of Justice (“DOJ”) through March 2003 regarding a potential resolution of this matter. The government filed suit against the Company in March 2003 in the United States District Court for the Southern District of Indiana for alleged violations of the Clean Water Act. The parties reached a settlement, and agreed to the terms of a Consent Decree, with an agreed civil penalty of $1,600. The Court entered the Consent Decree on November 20, 2006. In addition to payment of the civil penalty, the Consent Decree required the Company to implement a Compliance Work Plan for completing implementation of certain compliance measures set forth in the Consent Decree. These compliance measures were required to be implemented by the Company in accordance with a schedule approved by the EPA. The Compliance Work Plan and schedule were fully enforceable parts of the Consent Decree. The Consent Decree also required certain pretreatment compliance measures, including the continued operation of a wastewater pretreatment system, which was previously installed at the Attica facility. The Consent Decree further required certain National Pollution Discharge Elimination System (NPDES) compliance measures, including testing, sampling and reporting requirements relating to a NPDES storm water monitoring system at the facility. The Company complied with the requirements of the Consent Decree and, upon the petition of C&D and the submission of a joint motion by the Company and the government, the Court entered an Order terminating the Consent Decree on November 13, 2008.

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties entered into an initial agreement to settle the litigation in March 2007. In July 2007, the plaintiff provided notice that it was withdrawing from the initial settlement agreement alleging that additional unknown contamination had been discovered. In November 2008, the parties entered into a final

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of January 31, 2009, accrued environmental reserves totaled $1,914 consisting of $1,284 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

(C) Purchase Commitments:

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2012. The estimated commitments are approximately $52,000 in the fiscal year ended January 31, 2010, $15,500 during the fiscal year ended January 31, 2011 and 2012 and approximately $14,000 during the fiscal year ended January 31, 2013. The Company has also committed to purchase new machinery at an estimated cost of $2,300 to be installed within the next year.

9. MAJOR CUSTOMER

One customer of the Company accounted for 17.4%, 14.3%, and 14.7% of the Company’s consolidated net sales for the years ended January 31, 2009, 2008 and 2007, respectively.

10. CONCENTRATION OF CREDIT RISK

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at January 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,121	$3,121	$6,536	$6,536
Investments held for deferred compensation plan	$285	$285	$410	$410
Debt	132,852	88,340	135,068	157,618
Commodity hedges	(992)	(992)	(1,503)	(1,503)

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

Investments held for deferred compensation plan – this asset is carried at quoted market values and, as a result, the fair value is equivalent to the carrying amount.

Long-term debt—the fair value of the Notes was determined using available market prices at the balance sheet date. The carrying value of the Company’s remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Commodity risk—The Company enters into financial instruments hedges with counterparties to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of the Company. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead). In fiscal year 2008 the Company occasionally entered into put options as method of reducing risk of significant price decreases on some of these contracts. The value/cost of the put options are netted against the market value of forward contracts at January 31, 2008 and on the amount of settled contracts. The notional amount of the lead forward contracts as of January 31, 2009 and 2008 was $6,669 and $18,120, respectively. At January 31, 2009 and 2008, these forward contracts had a market value of $992 and $1,503, respectively, which was recorded in accumulated other comprehensive loss excluding the value of put options of $366 as of January 31, 2008. During fiscal year 2009 and 2008 the Company settled lead forward contracts for cash (outflows)/proceeds of ($9,108) and $6,497, respectively, which was either recorded as a reduction of cost of goods sold to the extent that inventory was sold; otherwise, it was deferred in accumulated other comprehensive loss.

Commodity derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in other comprehensive loss in Stockholders’ Equity and are released to earnings during the period in which the hedged items impact earnings.

Interest rate risk—The Company may from time to time use interest rate swaps to maintain certain proportions of fixed versus variable rate debt per policy. The Company did not have any interest rate swaps outstanding as of January 31, 2009 and 2008.

12. EMPLOYEE BENEFIT PLANS

The Company has various noncontributory defined benefit pension plans, which cover certain employees in the United States.

The Company’s funding policy is to make contributions in accordance with U.S. laws and regulations. Pension benefits for the Company’s defined benefit plans are generally based on employees’ years of service and qualifying compensation during the years of employment. Plan assets are invested in commingled trust funds consisting primarily of equity and U.S. Government securities.

The Company also provides certain health care and life insurance benefits for retired employees who meet certain service requirements (postretirement benefits) through two plans. One of these plans was amended on April 1, 2005 to decrease the life insurance benefits for retirees.

Benefit payments for the Company’s pension and post retirement plans are expected to be paid as follows:

Years Ended January 31,	Pension Plans	Postretirement Plans
2010	$3,910	$161
2011	4,096	194
2012	4,294	195
2013	4,599	196
2014	4,824	170
2015 – 2019	26,663	981

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended January 31, 2009 and 2008 and a statement of the funded status as of January 31, 2009 and 2008. The measurement dates are January 31, 2009 and December 31, 2007.

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$70,017	$76,106	$1,937	$4,568
Service cost	1,181	1,530	67	137
Interest cost	4,847	4,279	129	247
Plan amendments	—	—	—	(2,426)
Actuarial (gain) loss	325	(5,817)	66	(347)
Curtailments	—	(2,659)	—	—
Special termination benefits	—	173	—	—
Benefits paid	(4,174)	(3,595)	(230)	(242)

Benefit obligation at end of year	$72,196	$70,017	$1,969	$1,937

Change in plan assets:
Fair value of plan assets at beginning of year	62,903	62,564	—	—
Actual return on plan assets	(17,720)	3,133	—	—
Employer contributions	2,594	801	229	242
Benefits paid	(4,174)	(3,595)	(229)	(242)

Fair value of plan assets at end of year	43,603	62,903	—	—

Reconciliation of funded status:
Funded status	(28,593)	(7,114)	(1,969)	(1,937)
Unrecognized actuarial loss	39,541	17,352	(58)	(129)
Unrecognized prior service cost	—	—	(1,608)	(2,479)

Net amount recognized at measurement date at end of year	$10,948	$10,238	$(3,635)	$(4,545)

Amounts recognized in the statement of financial position consist of:
Accumulated other comprehensive income	39,541	17,352	(1,666)	(2,608)
Contributions made after measurement date but before the end of the fiscal year	—	1,103	—	—
Accrued benefit liability	(28,593)	(7,114)	(1,969)	(1,937)

Net amount recognized at end of fiscal year	$10,948	$11,341	$(3,635)	$(4,545)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$1,181	$1,530	$1,755	$67	$137	$178
Interest cost	4,847	4,279	4,193	129	247	246
Expected return on plan assets	(5,420)	(4,872)	(4,849)	—	—	—
Amortization of prior service costs	—	8	15	(871)	(22)	(27)
Recognized actuarial loss/(gain)	1,276	1,700	2,112	(5)	(4)	4
Curtailment	—	45	12	—	—	(36)
Special termination benefit	—	173	—	—	—	—

Net periodic benefit cost	$1,884	$2,863	$3,238	$(680)	$358	$365

Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	6.60%	6.35%	5.90%	6.60%	6.35%	5.90%
Rate of compensation increase***	4.00%	4.45/4.00%	4.45/4.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	6.35%	5.90%	5.60%	6.35%	5.90%	5.60%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase**	4.00%	4.45/4.00%	4.45/4.00%	N/A	N/A	N/A

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.
***	Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

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

For fiscal year 2008, the Company had four pension plans but consolidated three of the plans into a single plan leaving the Company with two plans in fiscal 2009. The accumulated benefit obligation exceeded the plan assets for the two domestic plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $72,196, $70,062 and $43,603 respectively for fiscal year 2009.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

For fiscal year 2008, the accumulated benefit obligation exceeded the plan assets for the four domestic plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $70,017, $68,178 and $62,903, respectively for fiscal year 2008.

The pension plans have the following asset allocations, as of their measurement dates:

	Actual Percentage of Plan Assets at:
	January 31, 2009	December 31, 2007
ASSET CATEGORY
Equity Securities - Domestic	26.30%	30.10%
Equity Securities - International	8.50%	9.60%

Total	34.80%	39.70%

Debt Securities	53.50%	51.60%
Other	11.70%	8.70%

Total	100.00%	100.00%

The Pension Plans’ investment policy includes the following asset allocations guidelines:

Plans Policy Target*
ASSET CLASS
Fixed Income	51.00%
Domestic Income	30.00%
International Equity	11.00%
Other*	8.00%

*	A small percentage of the largest pension plan assets are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets. Equity securities—Domestic includes Company common stock in the amounts of $791 (2.2% of total plan assets) and $1,755 (2.8% of total plan assets) at January 31, 2009 and December 31, 2007, respectively.

In fiscal year 2010 the Company expects to make required contributions totaling approximately $4,160 to its pension plans.

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

Certain employees are eligible to participate in various defined contribution retirement plans. The Company’s contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees’ earnings. The Company’s expense was $985, $710 and $656 for the years ended January 31, 2009, 2008 and 2007, respectively.

The Company has Supplemental Executive Retirement Plans (“SERPs”) that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $157, $242 and $424 for the years ended January 31, 2009, 2008 and 2007, respectively. The liability for these plans was $4,219 and $4,220 as of January 31, 2009 and 2008, respectively, and was included in other liabilities.

The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company’s Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a ‘rabbi trust’) accounts. The Company follows the provisions of EITF 97-14, “Accounting for Deferred Compensation Arrangement Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The EITF requires (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with GAAP for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2009 and 2008, the liability for the Company’s Deferred Compensation Plan was $530 and $913, respectively, and was included in other liabilities.

13. GOODWILL AND ASSET IMPAIRMENTS

During the fiscal years 2009, 2008 and 2007, the Company identified facts suggesting that long-lived assets and goodwill may be impaired. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company first completed an assessment of its long-lived assets within the various asset groupings and determined that the carrying value of its long-lived assets within those identified asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assessed the carrying value of its goodwill by using the two-step, fair-value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit did not exceed its fair value, the second step was not performed in accordance with SFAS 142 and no impairment was recorded.

As a result of the above, during fiscal year 2007, the Company recorded a pre-tax impairment charge within the Standby Power Division of $985 related to one of its manufacturing facilities. The impairment charge resulted from the Company’s decision to close the facility and the identification of equipment, which would not

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

be relocated to other facilities. These charges were included in the cost of sales on the consolidated statement of operations. During fiscal year 2009, the Company recorded a pre-tax asset impairment charge related to one of its closed manufacturing facilities of $1,222. The impairment charge resulted from the Company’s inability to sell the site as a result of market conditions. This charge is included in the cost of sales on the consolidated statement of operations. The remaining value of the building of $500 is classified as Assets held for sale on the balance sheet.

In fiscal 2007 the Company recorded goodwill impairment charges of $13,947 related to its discontinued operations and included this in the loss from discontinued operations on the consolidated statement of operations.

14. RESTRUCTURING

During fiscal year 2007, the Company initiated and implemented organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant costs.

On April 6, 2006, the Company announced the closure of its Motive Power manufacturing facility in Huguenot, New York, and the transfer of production to Reynosa, Mexico. As a result of this decision, the Company recorded severance expense in fiscal year 2007 of $441 in its consolidated statements of operations.

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

On February 4, 2009, the Company announced plans to reduce labor costs by reducing its workforce by approximately 90 employees. The Company recorded severance accruals in the fourth quarter of fiscal year 2009 of $1,334 in its consolidated statement of operations as Selling, general and administrative expenses as a result of these reductions. The Company expects to pay most of these costs in fiscal year 2010 with a small portion carrying over to fiscal year 2011.

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2008	Provision Additions	Expenditures	Balance at January 31, 2009
Severance	$694	$1,334	$775	$1,253

15. QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for the years ended January 31, 2009 and 2008, follow:

Year Ended January 31, 2009	First Quarter	Second* Quarter	Third* Quarter	Fourth Quarter
Net sales	$93,776	$92,485	$93,822	$85,457
Gross profit	13,692	13,447	16,177	$3,186
Operating income (loss) from continuing operations	2,346	1,379	4,342	$(10,120)
Net income (loss) from continuing operations	577	(712)	602	$(14,410)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	577	(712)	602	$(14,410)
Earnings per common share – basic and diluted:
Basic	0.02	(0.03)	0.02	(0.55)
Diluted	0.02	(0.03)	0.01	(0.55)

Year Ended January 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$77,479	$82,854	$91,253	$94,487
Gross profit	10,423	12,374	5,850	7,337
Operating income (loss) from continuing operations	15,522	1,956	(4,438)	(3,903)
Net Income (loss) from continuing operations	9,354	1,656	(6,993)	(6,199)
Net loss from discontinued operations	(5,224)	(4,738)	(2,305)	(4,086)
Net income (loss)	4,130	(3,082)	(9,298)	(10,285)
Earnings (loss) per common share – basic and diluted:
Net loss from continuing operations	0.36	0.06	(0.27)	(0.24)
Net loss from discontinued operations	(0.20)	(0.18)	(0.09)	(0.16)

*	Restated as discussed below.

On April 16, 2009 the Company determined it was necessary to restate its financial statements for previously reported quarterly financial results for fiscal 2009 only. The restatement corrected an accounting error related to unreconciled differences in certain inventory clearing accounts which were identified by management during the Company’s year-end closing process.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Amounts previously reported for the second and third quarters of fiscal 2009 have been restated. Prior year financial statements were not impacted by the restatement. The restatement adjustments affected the previously reported balances for accounts payable and cost of sales, which components affect reported gross profit, operating income from continuing operations, net income (loss) and basic and diluted earnings per share. The impact of the adjustments was to increase costs of sales and reduce net income by $2,197 and $423 in the second and third quarters of fiscal 2009, respectively. As a result of these changes income tax calculations were also impacted resulting in a reduction of income tax expense by $283 and $61 in the second and third quarters of fiscal 2009, respectively. As a consequence basic earnings per share (“EPS”) were reduced by 8 cents per share and 2 cents per share and diluted EPS by 8 cents per share and 1 cent per share in the second and third quarters of fiscal 2009, respectively. As a result of these adjustments cost of sales, income tax expense and net income for the 9 months ended October 31, 2008 were cumulatively adjusted by $2,276. EPS for the corresponding 9 month period ended October 31, 2008 was reduced by 9 cents per share. The restatement did not impact previously reported cash flows.

We have not amended and we do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement, as we present restated quarterly financial information for each of the quarters in fiscal years 2009 in this Note.

The tabular information below summarizes the impact of the restatement on previously reported quarterly results:

	Previously Reported	Restatement Adjustments	Restated
Quarter ended July 31, 2008 (Second Quarter):
Cost of sales	$76,841	$2,197	$79,038
Gross profit	15,644	(2,197)	13,447
Operating income from continuing operations	3,576	(2,197)	1,379
Provision for income taxes from continuing operations	161	(283)	(122)
Net income (loss)	$1,202	$(1,914)	$(712)

Earnings per common share – basic and diluted:
Basic	$0.05	$(0.08)	$(0.03)

Diluted	$0.05	$(0.08)	$(0.03)

Six months ended July 31, 2008:
Cost of sales	$156,925	$2,197	$159,122
Gross profit	29,336	(2,197)	27,139
Operating income from continuing operations	5,922	(2,197)	3,725
Provision for income taxes from continuing operations	295	(283)	12
Net income (loss) from continuing operations	$1,779	$(1,914)	$(135)

Earnings per common share – basic and diluted:
Basic	$0.07	$(0.08)	$(0.01)

Diluted	$0.07	$(0.08)	$(0.01)

Quarter ended October 31, 2008 (Third Quarter):
Cost of sales	$77,222	$423	$77,645
Gross profit	16,600	(423)	16,177
Operating income (loss) from continuing operations	4,765	(423)	4,342
Provision for income taxes from continuing operations	551	(61)	490
Net income (loss) from continuing operations	$964	$(362)	$602

Earnings per common share – basic and diluted:
Basic	$0.04	$(0.02)	$0.02

Diluted	$0.02	$(0.01)	$0.01

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

	Previously Reported	Restatement Adjustments	Restated
Nine months ended October 31, 2008:
Cost of sales	$234,147	$2,620	$236,767
Gross profit	45,936	(2,620)	43,316
Operating income (loss) from continuing operations	10,687	(2,620)	8,067
Provision for income taxes from continuing operations	846	(344)	502
Net income (loss) from continuing operations	$2,743	$(2,276)	$467

Earnings per common share – basic and diluted:
Basic	$0.11	$(0.09)	$0.02

Diluted	$0.09	$(0.09)	$0.00

Balance Sheet as of July 31, 2008:
Liabilities:
Accounts payable	$31,883	$2,197	$34,080
Deferred income taxes	10,347	(283)	10,064
Stockholders’ equity:
Retained earnings	67,115	(1,914)	65,201
Stockholders’ equity	74,834	(1,914)	72,920

Balance Sheet as of October 31, 2008:
Liabilities:
Accounts payable	$36,089	$2,620	$38,709
Deferred income taxes	10,346	(344)	10,002

Stockholders’ equity:
Retained earnings	$68,080	$(2,276)	$65,804
Stockholders’ equity	77,264	(2,276)	74,988

16. OPERATIONS BY GEOGRAPHIC AREA

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Summarized financial information related to the geographic areas in which the Company operated at January 31, 2009, 2008 and 2007, and for each of the years then ended is shown below:

Years Ended January 31,	2009	2008	2007
Net sales*:
United States	$297,549	$297,982	$248,411
Other countries	67,991	48,091	38,830

Consolidated totals	$365,540	$346,073	$287,241

Long-lived assets:
United States	$41,419	$35,483	$36,370
China	29,818	29,790	29,402
Mexico	14,265	15,060	15,131
Other countries	68	102	89

Consolidated totals	$85,570	$80,435	$80,992

*	Net sales by geographic area is determined by the location of the customer.

17. WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,	2009	2008
Balance at beginning of period	$11,276	$7,760
Current year provisions	4,985	9,155
Expenditures	(8,199)	(5,644)
Effect of foreign currency translation	7	5

Balance at end of period	$8,069	$11,276

As of January 31, 2009, accrued warranty obligations of $8,069 include $3,528 in current liabilities and $4,541 in other liabilities. As of January 31, 2008, accrued warranty obligations of $11,276 include $4,074 in current liabilities and $7,204 in other liabilities.

Certain warranty costs associated with the disposal of the Motive Division were not assumed by the buyer and are included in the table above that are associated with this Division which is part of discontinued operations. Current year provisions include $0 and $6,480 from discontinued operations in fiscal years 2009 and 2008, respectively. Expenditures include $4,800 and $3,206 from discontinued operations in fiscal years 2009 and 2008, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

Years Ended January 31,	2009	2008
Cumulative translation adjustment	$(6,241)	$(6,422)
Accumulated net unrealized holding gain (loss) on derivatives	(2,831)	(4,282)
Adjustment to initially apply defined benefit plan standard	(4,459)	(4,459)
Minimum pension liability adjustment	(32,202)	(9,107)

Total accumulated other comprehensive loss	$(45,733)	$(24,270)

19. DISCONTINUED OPERATIONS

In connection with the restructuring plan discussed in note 14, the Company completed the sale of its Power Electronics Division on August 31, 2007 for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Power Electronics Division for the fiscal years ended January 31, 2008 and 2007, respectively, as discontinued operations.

On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company presents the results of operation of the Motive Power Division for the fiscal years ended January 31, 2008 and 2007, respectively, as discontinued operations. The Company received $3,100 during fiscal year 2008 for the sale of finished goods and certain identified equipment.

At January 31, 2007, property, plant and equipment in the amount of $3,538 related to the Motive Power Division was classified as held for sale. In addition, at January 31, 2007, inventory in the amount of $3,869 was also classified as held for sale. As of January 31, 2008, the balance sheet had $450 in fixed assets related to discontinued operations that were held for sale.

Summarized financial information for the divisions sold is as follows:

Years Ended January 31,	2008	2007
Net Sales	$138,609	$237,339
Loss from discontinued operations before income taxes	15,091	25,652
Provision for income taxes	1,262	3,175
Net loss from discontinued operations	16,353	28,827

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

20. FAIR VALUE MEASUREMENT

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 and the basis for that measurement:

	Total Fair Value Measurement January 31, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments held for deferred compensation plan	$285	$285	$—	$—
Commodity hedge liabilities	(992)	—	(992)	—

21. GAIN ON SALE OF SHANGHAI, CHINA PLANT

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II.

VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2009, 2008 and 2007

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Additions (Reductions) Charged to Other Accounts	Translations	Other(a)	Balance at End of Period
Deducted from Assets
Valuation allowance for deferred tax assets:
Year ended January 31, 2009	$80,032	$3,187	$7,734	$(602)	$—	90,351
Year ended January 31, 2008	40,833	3,271	(5,478)	(1,146)	42,552	80,032
Year ended January 31, 2007	22,817	17,356	1,147	(487)	—	40,833

(a)	Additions totaling $42,552 related to the sale of the Power Electronics Division sold during the prior year.

S-1