Form 10-Q
period 2009-04-30
C&D TECHNOLOGIES INC
filed 2009-06-04
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Commission file no: 1-9389

C&D TECHNOLOGIES, INC.

Delaware	13-3314599
(State of incorporation)	(IRS employer identification no.)

1400 Union Meeting Road

Blue Bell, PA 19422

(Address of principal executive offices)

Telephone Number: (215) 619-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, 26,295,695 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2009	January 31, 2009¹
ASSETS
Current assets:
Cash and cash equivalents	$2,304	$3,121
Restricted cash	134	906
Accounts receivable, less allowance for doubtful accounts of $814 and $775	53,624	55,852
Inventories	59,528	61,128
Prepaid taxes	1,069	927
Other current assets	1,470	1,110
Assets held for sale	500	500

Total current assets	118,629	123,544
Property, plant and equipment, net	86,553	85,055
Deferred income taxes	626	626
Intangible and other assets, net	14,441	14,729
Goodwill	59,966	59,961

TOTAL ASSETS	$280,215	$283,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,897	$5,881
Accounts payable	32,133	32,396
Accrued liabilities	13,312	13,018
Deferred income taxes	1,492	1,492
Other current liabilities	5,474	8,267

Total current liabilities	58,308	61,054
Deferred income taxes	11,865	10,972
Long-term debt	112,178	107,637
Other liabilities	39,035	39,349

Total liabilities	221,386	219,012

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2009	January 31, 2009¹
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,191,041 and 29,162,101 shares issued, respectively	292	292
Additional paid-in capital	96,042	95,724
Treasury stock, at cost, 2,895,346 shares at April 30, 2009 and January 31, 2009	(40,035)	(40,035)
Accumulated other comprehensive loss	(42,188)	(45,733)
Retained earnings	33,446	43,204

Total stockholders’ equity attributable to C&D Technologies, Inc.	47,557	53,452
Noncontrolling interest	11,272	11,451

Total stockholders’ equity	58,829	64,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,215	$283,915

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2009	2008¹
NET SALES	$73,665	$93,776
COST OF SALES	68,320	80,084

GROSS PROFIT	5,345	13,692
OPERATING EXPENSES:
Selling, general and administrative expenses	9,242	9,655
Research and development expenses	1,878	1,691

OPERATING (LOSS) INCOME	(5,775)	2,346

Interest expense, net	2,924	2,967
Other expense (income), net	174	(373)

LOSS BEFORE INCOME TAXES	(8,873)	(248)
Income tax provision	1,096	134

NET LOSS	(9,969)	(382)
Net loss attributable to noncontrolling interests	(211)	(258)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(9,758)	$(124)

Loss per share:
Basic and Diluted:
Net loss	$(0.37)	$(0.00)

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three months ended April 30,
	2009	2008¹
Cash flows from operating activities:
Net loss	$(9,969)	$(382)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation	323	113
Depreciation and amortization	3,305	3,011
Amortization of debt acquisition and discount costs	1,222	1,125
Deferred income taxes	893	127
Loss on disposal of assets	6	6
Changes in assets and liabilities:
Accounts receivable	2,421	(334)
Inventories	1,701	6,547
Other current assets	(763)	(152)
Accounts payable	(18)	(9,164)
Accrued liabilities	54	519
Income taxes payable	93	(10)
Other current liabilities	(1,342)	(1,955)
Other liabilities	287	(701)
Other long-term assets	(46)	(15)
Other, net	1,662	1,879

Net cash (used in) provided by operating activities	(171)	614

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,782)	(3,599)
Decrease in restricted cash	772	2,643

Net cash used in investing activities	(4,010)	(956)

Cash flows from financing activities:
Borrowings on line of credit facility	22,632	23,836
Repayments on line of credit facility	(19,306)	(23,836)
Repayment of debt	(7)	(21)
Increase in book overdrafts	6	58

Net cash provided by financing activities	3,325	37

Effect of exchange rate changes on cash and cash equivalents	39	43

Decrease in cash and cash equivalents	(817)	(262)
Cash and cash equivalents, beginning of period	3,121	6,536

Cash and cash equivalents, end of period	$2,304	$6,274

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2009	2008¹
NET LOSS	$(9,969)	$(382)
Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivative instruments	2,905	2,267
Adjustment to recognize pension liability and net periodic pension cost	535	78
Foreign currency translation adjustments	137	1,034

Total comprehensive (loss) income	(6,392)	2,997

Comprehensive loss (income) attributable to noncontrolling interests	179	(74)

Total comprehensive (loss) income attributable to C&D Technologies, Inc.	$(6,213)	$2,923

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K dated April 16, 2009.

Certain prior year amounts have been adjusted on the interim consolidated financial statements to reflect the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”) at the beginning of its 2010 fiscal year. SFAS 160 requires that noncontrolling interests in partially owned consolidated subsidiaries be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also requires that the net earnings attributable to the controlling and noncontrolling interests be included on the face of the consolidated statements of operations. See Note 6 for additional information about SFAS 160. Additionally, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”). See Note 5 for additional information about FSP 14-1.

2.	STOCK-BASED COMPENSATION

The Company granted stock option awards of 296,076 shares and 5,000 shares during the three months ended April 30, 2009 and 2008, respectively. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, the Company recorded $186 and $75 of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three months ended April 30, 2009 and 2008, respectively. The impact on loss per share for the three months ended April 30, 2009 and 2008 was less than $0.01.

The Company granted 204,758 restricted stock awards and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three months ended April 30, 2009. No restricted stock awards or performance shares were granted during the three months ended April 30, 2008. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. Compensation expense associated with restricted stock in the three months ended April 30, 2009 and 2008 was $137 and $38, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that the performance criteria established will be met.

The following table summarizes information about the stock options outstanding at April 30, 2009:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 1.30 -$ 1.53	301,076	7.8 Years	$1.30	0	7.8 Years	$1.30
$ 4.25 - $ 6.30	634,000	6.6 Years	$5.55	68,668	7.6 Years	$6.02
$ 6.81 - $ 9.12	500,053	6.7 Years	$7.65	421,804	6.6 Years	$7.57
$ 9.80 - $ 14.28	111,556	5.7 Years	$11.00	111,556	5.7 Years	$11.00
$ 14.94 -$ 22.31	403,659	3.0 years	$18.82	403,659	3.0 Years	$18.82
$ 26.76 -$ 35.00	99,920	2.0 Years	$31.70	99,920	2.0 Years	$31.70
$ 49.44 -$ 55.94	32,600	1.2 Years	$55.10	32,600	1.2 Years	$55.10

	2,082,864	5.7 Years	$10.33	1,138,207	4.7 Years	$15.28

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

The fair value of stock options granted during the three months ended April 30, 2009 and 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Three months ended April 30,	2009	2008
Risk-free interest rate	2.02%	2.58%
Dividend yield	0%	0%
Volatility factor	70.09%	50.90%
Expected lives	5.5 Years	5.5 Years

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have adopted SFAS No. 141(R) and determined it has no impact on our consolidated financial statements as no business combinations have occurred during the periods presented, however, in the event the Company were to enter into a future business combination the impact in future periods could be material.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 at the beginning of fiscal year 2010 as discussed in Note 1. The provisions of SFAS No. 160 are to be applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively. The adoption of SFAS No. 160 principally impacted presentation of the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 at the beginning of fiscal year 2010 with the additional disclosures provided in Note 9. The adoption did not have a significant effect on the Company’s financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted SFAS No. 142 at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 14-1 at the beginning of fiscal year 2010 with the additional disclosures provided in Note 5. Adoption affects the carrying value and future interest expense on the Company’s $75,000 Convertible Senior Notes 2005, due in 2025, only, as the Company’s Convertible Senior Notes 2006, due in 2026 do not contain a cash conversion feature at the election of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining whether Instruments granted in Share-based Payment Transactions are Participating Securities”. This FSP addresses whether instruments granted in share-based transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocations in calculating earnings per share under the two-class method described in FASB Statement No. 128 “Earnings per Share”. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 03-6-1 at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating the impact of adoption of FSP FAS No. 107-1 and APB No. 28-1 on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating the impact of adoption of FSP FAS No. 115-2 and FAS No. 124-2 on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company is in the process of evaluating the impact of adoption of this FSP on the Company’s Consolidated Financial Statements.

4.	INVENTORIES

Inventories consisted of the following:

	April 30, 2009	January 31, 2009
Raw materials	$15,881	$17,545
Work-in-process	18,458	17,721
Finished goods	25,189	25,862

Total	$59,528	$61,128

5.	DEBT

Debt consisted of the following:

	April 30, 2009	January 31, 2009
Line of Credit Facility, maximum commitment of $75,000 at April 30, 2009 and January 31, 2009; bearing interest at 2.41% at April 30, 2009: availability is determined by a borrowing base calculation	$3,326	$—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $15,278 and $16,121, respectively	59,722	58,879
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%.	52,000	52,000
China Line of Credit; Maximum commitment of 40 million RMB (with an effective interest rate of 6.37% as of April 30, 2009 and January 31, 2009)	5,868	5,852
Capital leases	118	125

Total debt	121,034	116,856
Less unamortized debt costs	2,959	3,338

Net debt	118,075	113,518
Less current portion	5,897	5,881

Total long-term portion	$112,178	$107,637

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

Convertible Senior Notes 2005

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) which raised proceeds of approximately $72,300, net of $2,700 in issuance costs. These costs are being amortized to interest expense over five years.

The 2005 Notes mature on November 1, 2025 and require semi-annual interest payments at 5.25% per annum on the principal amount outstanding. Prior to maturity the holders may convert their 2005 Notes into shares of the Company’s common stock under certain circumstances. The initial conversion rate is 118.0638 shares per $1,000 principal amount of 2005 Notes, which is equivalent to an initial conversion price of approximately $8.47 per share. At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2005 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the 2005 Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any.

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

On February 1, 2009, we began accounting for the 2005 Notes in accordance with the guidance provided in FSP 14-1. FSP 14-1 requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher non-cash expense which is amortized over the expected life of the instrument due the discount. We determined that the effective rate of the liability component was 12.5%. FSP 14-1 requires retrospective application for all periods presented.

Convertible Senior Notes 2006

On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”) which raised proceeds of approximately $51,900, net of $2,600 in issuance costs. These costs are being amortized to interest expense over five years.

The 2006 Notes mature on November 1, 2026 and require semi-annual payments at 5.50% per annum on the principal outstanding. Prior to maturity the holders may convert their 2006 Notes into shares of the Company’s common stock under certain circumstances. The initial conversion rate is 206.7183 shares per $1,000 principal amount of 2006 Notes, which is equivalent to an initial conversion price of approximately $4.84 per share. At any time on and after November 15, 2011, the Company may at its option redeem the 2006 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2006 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest.

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

FSP 14-1 does not apply to the 2006 Notes since this note does not provide the Company with the option of settlement upon conversion in cash for all or part of the notes. As a result, this note is carried at face value and interest is recorded based on the stated rate of 5.50%.

The following table summarizes the changes to our financial statements as a result of adopting this new accounting pronouncement:

	Previously Reported	Effect of Change - Increase (Decrease)	As Adjusted
January 31, 2009 Balance Sheet
Debt issuance costs (included in long-term debt)	$(3,672)	$334	$(3,338)
Convertible Senior Notes 2005	75,000	(16,121)	58,879
Additional paid-in capital	71,749	23,975	95,724
Retained earnings	51,392	(8,188)	43,204
April 30, 2008 Statement of Operations
Interest expense, net	2,266	701	2,967
Net income attributable to C&D Technologies, Inc.	577	(701)	(124)
Income (Loss) per share basic and diluted	$0.02	$(0.02)	$0.00
April 30, 2008 Statement of Cash Flows
Net income¹	319	(701)	(382)
Amortization of debt acquisition costs	424	(45)	379
Amortization of debt discount	0	746	746

¹	Previously reported net income has been adjusted to reflect noncontrolling interest as required by SFAS 160

6.	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

On February 1, 2009, we adopted SFAS 160. The statement recharacterizes the accounting for minority interest as noncontrolling interest and classifies them as a component of stockholders’ equity. Although the adoption of SFAS 160 did not impact our results of operations and financial position, SFAS 160 required us to reclassify noncontrolling interest as stockholders’ equity, include the net loss attributable to the noncontrolling interest as part of our consolidated net loss and provide additional disclosures as part of our financial statements. As required by SFAS 160, we implemented the presentation and disclosure requirements of this new standard retrospectively for all periods presented. Note that the January 31, 2009 balances below reflect changes required by adoption of FSP 14-1. See Note 5 for additional information on the effects of adoption on these balances.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the quarter ended April 30, 2009.

	Common Stock		Additional Paid-In	Treasury Stock		Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income /(Loss)	Earnings	Interest	Equity
BALANCE AT JANUARY 31, 2009	29,162,101	292	95,724	(2,895,346)	(40,035)	(45,733)	43,204	11,451	64,903
Total comprehensive income (loss):
Net loss							(9,758)	(211)	(9,969)
Foreign currency translation adjustment						105		32	137
Unrealized loss on derivative instruments						2,905			2,905
Pension liability adjustment						535			535

Total comprehensive income (loss):						3,545	(9,758)	(179)	(6,392)

Other changes in equity:
Share based compensation expense			323						323
Stock awards issued/exercised	28,940		(5)						(5)

BALANCE AT APRIL 30, 2009	29,191,041	292	96,042	(2,895,346)	(40,035)	(42,188)	33,446	11,272	58,829

7.	INCOME TAXES

	Three months ended April 30,
	2009	2008
Provision for income taxes operations	$1,096	$134
Effective income tax rate	(12.4%)	(54.0%)

Effective tax rates from continuing operations were (12.4%) and (54.0%) for the three months ended April 30, 2009 and 2008, respectively. Tax expense for the three months ended April 30, 2009 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss in addition to deferred tax expense related to the increase in the deferred tax liability related to certain indefinite life assets. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended April 30,
	2009	2008¹
Numerator:
Numerator for basic losses per common share	$(9,758)	$(124)

Numerator for diluted losses per common share	$(9,758)	$(124)

Denominator:
Denominator for basic earnings per common share- weighted average common share	26,281,992	25,666,477
Effect of dilutive securities:
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,281,992	25,666,477

Basic losses per common share	$(0.37)	$(0.00)

Diluted losses from common share	$(0.37)	$(0.00)

The Company has excluded dilutive securities of 19,604,137 and 20,120,932 issuable in connection with convertible bonds from the diluted income per share calculation for the three months ended April 30, 2009 and 2008, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to, 2,155,485 and 1,584,126 shares for the three months ended April 30, 2009 and 2008 respectively.

9.	CONTINGENT LIABILITIES

Legal

There is no material litigation pending to which the Company is a party or of which any of its property is the subject.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

Notwithstanding the Company’s efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company’s business (or that of a predecessor to the extent the Company is not indemnified there for), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on the Company’s business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (“Allied”) for the acquisition (the “Acquisition”) of the Company (the “Acquisition Agreement”), Allied was obligated to indemnify the Company for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to the Company in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied’s successor in interest, Honeywell (“Honeywell”).

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. The parties entered into an initial agreement to settle the litigation in March 2007. In July 2007, the plaintiff provided notice that it was withdrawing from the initial settlement agreement alleging that additional unknown contamination had been discovered. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of April 30, 2009, accrued environmental reserves totaled $1,426 consisting of $796 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2012. The estimated commitments are approximately $33,000 in the year ended April 30, 2010, $3,500 during the year ended April 30, 2011 and 2012 and approximately $2,000 during the year ended April 30, 2013. The Company has purchased new machinery with an estimated remaining cost of $473 to be recorded and placed in service during the current fiscal year.

10.	DERIVATIVE INSTRUMENTS

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

In the ordinary course of business, the Company may enter into a variety of contractual agreements, such as derivative financial instruments, primarily to manage and to hedge its exposure to currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or accrued liabilities. For derivative instruments that are designated and qualify as cash flow hedges, the gain on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into earnings when the hedged transaction affects earnings. If any derivatives are not designated as hedges, the gain or loss on the derivative would be recognized in current earnings.

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

The Company had raw material commodity arrangements for 2,461 metric tons of base metals at April 30, 2009 and 5,056 metric tons at January 31, 2009.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	April 30, 2009	January 31, 2009¹	Balance Sheet Location
Derivatives designated as hedging instruments:
Commodity Hedges	$48	$0	Other current assets
Commodity Hedges	—	(992)	Other current liabilities

Total fair value	$48	($992)

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from
	2009	2008	2009	2008	AOCI into Income
Derivatives in Cash Flow Hedging
Commodity Hedges	$(107)	$(1,397)	$(1,971)	$(3,464)	Cost of Sales

11.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Three months ended April 30,
	2009	2008
Balance at beginning of period	$8,069	$11,276
Current year provisions	736	819
Expenditures	(2,161)	(2,106)
Effect of foreign currency translation	—	4

Balance at end of period	$6,644	$9,993

As of April 30, 2009, accrued warranty obligations of $6,644 include $2,929 in current liabilities and $3,715 in other liabilities. As of January 31, 2009 accrued warranty obligations of $8,069 include $3,528 in current liabilities and $4,541 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Expenditures include $1,208 and $1,359 related to discontinued operations in the first fiscal quarters 2010 and 2009, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended April 30,		Three months ended April 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$284	$261	$18	$18
Interest cost	1,159	1,083	31	30
Expected return on plan assets	(866)	(1,261)	—	—
Amortization of prior service costs	—	—	(201)	(201)
Recognized actuarial loss/(gain)	745	289	—	(2)

Net periodic benefit cost	$1,322	$372	$(152)	$(155)

The Company made no contributions to the plan in the first quarter of fiscal year 2010. The Company expects to make contributions of approximately $4,160 to its plan during fiscal year 2010. The Company also expects to make contributions totaling approximately $160 to the Company sponsored postretirement benefit plan during fiscal year 2010.

13.	RESTRUCTURING

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

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2009	Provision Additions	Expenditures	Balance at April 30, 2009
Severance	$1,253	$—	$511	$742

Total	$1,253	$—	$511	$742

14.	FAIR VALUE MEASUREMENT

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of April 30, 2009 and the basis for those measurements:

	Total Fair Value Measurement April 30, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,304	$2,304	$—	$—
Investments held for deferred compensation plan	314	314	—	—
Commodity hedge liabilities	48	—	48	—

15.	SUBSEQUENT EVENTS

On May 18, 2009, the Company obtained an increase in borrowing capacity and borrowed an additional 20 million RMB (approximately $2,930 US dollars) from a local Chinese bank. This loan matures on May 17, 2010 and bears interest at a rate of 5.73%. This loan is secured by the plant located in Shanghai, China. The borrowings are to be used to support capital investments in China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended April 30, 2009, compared to Three Months Ended April 30, 2008

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the first quarter of fiscal year 2010. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the first quarter of fiscal year 2010 decreased $20,111 or 21% to $73,665 from $93,776 in the first quarter of fiscal year 2009. This decrease was partially due to contractual price decreases resulting from the significant decline in the price of lead. Average London Metal Exchange (“LME”) lead prices decreased from an average of $1.35 per pound in the first quarter of fiscal year 2009 to $0.56 per pound in the first quarter of fiscal year 2010. Additionally, sales were negatively impacted by lower volumes as a result of the general economic environment, principally in the Company’s North American telecommunications and UPS markets, as well as international markets.

Gross profit in the first quarter of fiscal year 2010 decreased $8,347 or 61% to $5,345 from $13,692. Margins as a percent of sales decreased from 15% in the first quarter of fiscal year 2009 to 7% in the first quarter of fiscal year 2010. Margins increased sequentially to 7% in the first quarter of fiscal 2010 compared to 4% in the fourth quarter of fiscal 2009. Contractual price decreases tied to the price of lead have reduced sales which are partially offset by lower lead costs. Lead prices traded on the LME have continued to be volatile, having traded as high as $0.69 per pound on April 16, 2009 and as low as $0.45 per pound on February 24, 2009. As a result of the decrease in lead prices, margins contracted as revenue decreased because of lower sales prices to customers with LME based lead clauses. The lower revenue was not fully offset by a decrease in cost savings associated with our tolled lead purchases which were not realized because the cost of tolled lead exceeded LME purchased lead during the first quarter of fiscal 2010. Margins were also negatively impacted by changes in product mix and market pricing pressure, as well as continuation of new product start-up costs in the first quarter of fiscal 2010 due to customer qualification requirements and the transition of our advanced designs into full-scale manufacturing. Higher pension and other fringe benefit costs also impacted margin performance. These negative impacts on gross margin were partially offset by the impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses in the first quarter of fiscal year 2010 decreased $413 or 4.3% to $9,242 from $9,655. The decrease is primarily due to lower compensation and fringe benefits of approximately $850 driven primarily by lower bonus expense in fiscal year 2010 offset by higher selling costs of approximately $300 associated primarily with new product introductions. As a percentage of sales, selling, general and administrative expenses increased to 12.5% in fiscal 2010 compared to 10.3% in the first quarter of fiscal 2009.

Research and development expenses in the first quarter of fiscal year 2010 increased $187 or 11% to $1,878 from $1,691. As a percentage of sales, research and development expenses increased from 1.8% in the first quarter of fiscal year 2009 to 2.6% in the first quarter of fiscal year 2010 due to higher costs supporting investment in new technologies and China growth initiatives.

The Company had an operating loss in the first quarter of fiscal year 2010 of $5,775 compared to operating income of $2,346 in the first quarter of fiscal year 2009. The change is mainly due to the decrease in gross profit compared to the first quarter of fiscal 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations for the 1st quarter of fiscal year 2010 vs. fiscal year 2009.

Fiscal Year 2010 vs. 2009
Operating Income 1Q’09	$2,346
Lead, net	13,284
Price / Volume / Mix	(19,113)
Pension	(950)
Other	$(1,342)

Operating (Loss) 1Q’10	$(5,775)

Interest expense, net in the first quarter of fiscal year 2010 decreased $43 or 1.4% to $2,924 from $2,967 in the first quarter of fiscal year 2009, primarily due to lower interest rates in the first quarter of fiscal 2010 compared to the first quarter for fiscal 2009. Interest expense includes $798 and $701 in fiscal years 2010 and 2009, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 5).

Other expense was $174 in the first quarter of fiscal year 2010 compared to other income of $373 in the first quarter of fiscal year 2009. The decrease was primarily due to a reduction in royalty income related to our divested Motive Power Division received in fiscal year 2009 of $400 and foreign currency income of $300 partially offset by lower financing and other costs of $200.

Income tax expense of $1,096 was recorded in the first quarter of fiscal year 2010, compared to $134 in the first quarter of fiscal year 2009. Tax expense in the first quarter of both fiscal years 2010 and 2009, is primarily due to non-cash SFAS No. 109 expense related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Noncontrolling interest was $211 in fiscal year 2010 compared to $258 in fiscal year 2009.

As a result of the above, net loss attributable to C&D Technologies, Inc of $9,758 was recorded in the first quarter of fiscal year 2010 compared to $124 in the prior year. Basic and diluted losses per share were $0.37 and $0.00 in the first quarter of fiscal year 2010 and 2009, respectively.

Other Comprehensive Income (Loss)

Other comprehensive loss attributable to C&D Technologies, Inc. increased by $9,136 in the first quarter of fiscal year 2010 to $6,213 from income of $2,923 in the first quarter of fiscal year 2009. This decrease was due primarily to the increase in net loss attributable to C&D from $124 in the first quarter of fiscal 2009 to $9,758 in the first quarter of fiscal year 2010 coupled with an unrealized gain on derivative instruments of $2,905 in the first quarter of fiscal year 2010 compared to $2,267 in first quarter of fiscal year 2009 and foreign currency translation adjustments decreased to $105 in fiscal year 2010 from $702 in fiscal year 2009. In addition, in fiscal year 2009 there was an adjustment to pension liabilities of $78 compared to $535 in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash used in operating activities was $171 for three months ended April 30, 2009, compared to cash provided of $614 in the comparable period of the prior fiscal year. This is a result of the increased loss which is offset by a reduction in inventory due to decreased lead prices and inventory management and a decrease in accounts receivable resulting from lower sales. These improvements were offset by a decrease in accounts payable associated with the decrease in inventory and lower lead prices.

Net cash used in investing activities was $4,010 in the first quarter of fiscal year 2010 as compared to $956 in the first quarter of fiscal year 2009. During the first three months of fiscal year 2010, we had purchases of property, plant and equipment of $4,782 compared with purchases of $3,599 in the prior year. The increase in capital is principally in support of our cost reduction activities and new product development. This was offset by a reduction of restricted cash of $772 related to lead hedging activities in the first quarter of fiscal 2010 compared to a reduction of $2,643 in the prior fiscal year.

Net cash provided by financing activities increased $3,288 to $3,325 for the three months ended April 30, 2009, compared to $37 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company’s revolving credit facility were the primary source of cash provided by financing activities in fiscal year 2010. The primary purpose of the new borrowings in the current fiscal year was to fund operations.

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

We have also assessed the impact of the severe liquidity crises at major financial institutions on our ability to access capital markets on reasonable terms. Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crisis intensifies or is protracted. Our current credit facility does not expire until December 7, 2010. As of April 30, 2009, the maximum availability calculated under the borrowing base was approximately $37,546, of which $3,326 was funded, and $5,575 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

Additionally, our $52,000 and $75,000 convertible notes do not have initial maturities (put provisions) until November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

C&D was previously notified by letter dated April 22, 2009 from the NYSE that the Company had fallen below the NYSE continued listing criterion that requires 30 day average market capitalization of not less than $75 million and total stockholders’ equity of not less than $75 million. The NYSE received approval from the Securities and Exchange Commission (the “SEC”) for a pilot program, effective retroactively to May 12, 2009, that would lower the numeric thresholds for this requirement to $50 million. The pilot program would be effective through October 31, 2009, with a subsequent rule filing anticipated prior to this date to make this a permanent continued listing standard change.

As a result of the aforementioned pilot program, C&D is deemed to be in compliance with the NYSE continued listing requirement that pertains to market capitalization and stockholders’ equity, which has now effectively been reset to a $50 million threshold level.

If at some future time we are notified by the NYSE that we have fallen below the NYSE’s continued listing standard relating to minimum average global market capitalization, we could face suspension and delisting proceedings. In that case, we may have 45 days to submit a plan to NYSE that demonstrates our ability to regain compliance within 18 months. If we are permitted to submit a plan, upon receipt of this plan, the NYSE would have 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE would either accept the plan, at which time we would be subject to ongoing monitoring for compliance with this plan, or the NYSE would not accept the plan and we would be subject to suspension and delisting proceedings.

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

On May 18, 2009, the Company obtained an increase in borrowing capacity and borrowed an additional 20 million RMB (approximately $2,930 US dollars) from a local Chinese bank. This loan matures on May 17, 2010 and bears interest at a rate of 5.73%. This loan is secured by the plant located in Shanghai, China. The borrowings are to be used to support capital investments in China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of April 30, 2009:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations Debt	$136,194	$5,868	$3,326	$—	$127,000
Interest payable on notes	116,719	6,798	13,595	13,595	82,731
Operating leases	6,060	1,798	2,047	737	1,478
Projected – lead purchases*	42,000	33,000	7,000	2,000	—
Equipment	473	473	—	—	—
Capital Leases	118	29	71	18	—

Total contractual cash obligations	$301,564	$47,966	$26,039	$16,350	$211,209

*	Amounts are based on the cash price of lead at April 30, 2009 which was $0.61.

	Amount of Commitment Expiration per Period
	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Other Commercial Commitments Standby letters of credit	$5,575	$5,017	$558	$—	$—

Total commercial commitments	$5,575	$5,017	$558	$—	$—

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Form 10-K annual report for the year ended January 31, 2009.

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

Additional disclosure regarding various market risks were set forth in the Company’s fiscal year 2009 Annual Report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company maintains controls and procedures to provide effective recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding timely disclosures.

As of April 30, 2009, our previously identified material weakness in our internal control over financial reporting relating to effective controls over the period end reconciliation of inventory liability clearing accounts remains. Specifically, our account reconciliations, analyses and review procedures were ineffective as it related to the following: (1) timely completion of the account reconciliation (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts.

Such deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented and detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Plan for Remediation of Material Weakness

We believe that we have taken the appropriate actions to remediate the material weakness described above by (1) conducting training on controls over maintenance of inventory liability clearing accounts and preparation of reconciliations of related balances (2) made certain personnel changes and reallocated duties as deemed appropriate, and (3) designing and implementing new policies, procedures and controls for monthly account reconciliations. We believe this material weakness will remain until we have had sufficient experience with the sustainability of the controls.

Changes in Internal Control over Financial Reporting:

Other than the above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

C&D TECHNOLOGIES, INC.

June 4, 2009	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive
Officer and Director
(Principal Executive Officer)

June 4, 2009	By:	/s/ Ian J. Harvie
Ian J. Harvie
Vice President Finance
and Chief Financial Officer
(Principal Financial Officer)

June 4, 2009	By:	/s/ Neil E. Daniels
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