Form 10-Q
period 2009-07-31
C&D TECHNOLOGIES INC
filed 2009-09-08
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes   ☐    No  ☒

At July 31, 2009, 26,302,775 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2009	January 31, 2009¹
ASSETS
Current assets:
Cash and cash equivalents	$2,883	$3,121
Restricted cash	58	906
Accounts receivable, less allowance for doubtful accounts of $912 and $775	53,230	55,852
Inventories	61,384	61,128
Prepaid taxes	979	927
Other current assets	1,361	1,110
Assets held for sale	500	500

Total current assets	120,395	123,544
Property, plant and equipment, net	86,774	85,055
Deferred income taxes	626	626
Intangible and other assets, net	14,134	14,729
Goodwill	59,963	59,961

TOTAL ASSETS	$281,892	$283,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,859	$5,881
Accounts payable	37,254	32,396
Accrued liabilities	12,741	13,018
Deferred income taxes	1,493	1,492
Other current liabilities	4,042	8,267

Total current liabilities	64,389	61,054
Deferred income taxes	12,506	10,972
Long-term debt	111,910	107,637
Other liabilities	39,400	39,349

Total liabilities	228,205	219,012

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2009	January 31, 2009¹
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,228,213 and 29,162,101 shares issued and 26,302,775 and 29,266,755 outstanding at July 31, 2009 and January 31, 2009, respectively	292	292
Additional paid-in capital	96,366	95,724
Treasury stock, at cost, 2,925,438 and 2,895,346 shares, respectively	(40,091)	(40,035)
Accumulated other comprehensive loss	(41,884)	(45,733)
Retained earnings	27,830	43,204

Total stockholders’ equity attributable to C&D Technologies, Inc.	42,513	53,452
Noncontrolling interest	11,174	11,451

Total stockholders’ equity	53,687	64,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,892	$283,915

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2009	2008¹	2009	2008¹
NET SALES	$82,434	$92,485	$156,099	$186,261
COST OF SALES	72,431	79,038	140,751	159,122

GROSS PROFIT	10,003	13,447	15,348	27,139
OPERATING EXPENSES:
Selling, general and administrative expenses	10,111	10,365	19,353	20,020
Research and development expenses	1,799	1,703	3,677	3,394

OPERATING (LOSS) INCOME	(1,907)	1,379	(7,682)	3,725

Interest expense, net	2,916	3,007	5,840	5,974
Other (income) expense, net	(208)	75	(34)	(298)

LOSS BEFORE INCOME TAXES	(4,615)	(1,703)	(13,488)	(1,951)
Income tax provision (benefit)	1,076	(122)	2,172	12

NET LOSS	(5,691)	(1,581)	(15,660)	(1,963)
Net loss attributable to noncontrolling interests	(75)	(147)	(286)	(405)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(5,616)	$(1,434)	$(15,374)	$(1,558)

Loss per share:
Basic and Diluted:	$(0.21)	$(0.06)	$(0.58)	$(0.06)

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior quarterly information as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six months ended July 31,
	2009	2008¹
Cash flows from operating activities:
Net loss	$(15,660)	$(1,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	618	378
Depreciation and amortization	6,309	6,009
Amortization of debt acquisition and discount costs	2,373	2,271
Annual retainer to Board of Directors paid by the issuance of common stock	24	190
Deferred income taxes	1,536	327
Changes in assets and liabilities:
Accounts receivable	3,520	3,333
Inventories	162	14,894
Other current assets	(469)	(452)
Accounts payable	4,974	(16,116)
Accrued liabilities	(447)	(1,486)
Income taxes payable	166	(1,244)
Other current liabilities	(2,298)	(221)
Other liabilities	1,711	501
Other long-term assets	(86)	(60)
Other, net	821	(92)

Net cash provided by continuing operating activities	3,254	6,269
Net cash used in discontinued operating activities	(1,534)	(3,063)

Net cash provided by operating activities	1,720	3,206

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,763)	(8,548)
Proceeds from disposal of property, plant and equipment	15	483
Decrease in restricted cash	848	2,638

Net cash used in investing activities	(6,900)	(5,427)

Cash flows from financing activities:
Borrowings on line of credit facility	55,851	52,186
Repayments on line of credit facility	(53,981)	(52,186)
Repayment of debt	(14)	—
Proceeds from new borrowings	3,021	—
Increase in overdrafts	17	18
Proceeds from the exercise of stock options	—	238
Purchase of treasury stock	(56)	(115)

Net cash provided by financing activities	4,838	141

Effect of exchange rate changes on cash and cash equivalents	104	111

Decrease in cash and cash equivalents	(238)	(1,969)
Cash and cash equivalents, beginning of period	3,121	6,536

Cash and cash equivalents, end of period	$2,883	$4,567

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior quarterly information as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2009	2008¹	2009	2008¹
NET LOSS	$(5,691)	$(1,581)	$(15,660)	$(1,963)
Other comprehensive income, net of tax:
Net unrealized gain (loss) on derivative instruments	189	(470)	3,094	1,797
Adjustment to recognize pension liability and net periodic pension cost	4	88	539	166
Foreign currency translation adjustments	79	864	216	1,898

Total comprehensive (loss) income	(5,419)	(1,099)	(11,811)	1,898

Comprehensive loss (income) attributable to noncontrolling interests	98	(127)	277	(201)

Total comprehensive (loss) income attributable to C&D Technologies, Inc.	$(5,321)	$(1,226)	$(11,534)	$1,697

The accompanying notes are an integral part of these statements.

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior quarterly information as discussed in Note 1.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. Subsequent events have been evaluated through September 8, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K dated April 16, 2009.

Certain prior year amounts have been adjusted on the interim consolidated financial statements to reflect the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”) at the beginning of its 2010 fiscal year. SFAS 160 requires that noncontrolling interests in partially owned consolidated subsidiaries be classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity. SFAS 160 also requires that the net earnings attributable to the controlling and noncontrolling interests be included on the face of the consolidated statements of operations. See Note 6 for additional information about SFAS 160. Certain amounts previously reported for the second quarter of fiscal 2009 have been restated. The restatement corrected an accounting error related to unreconciled differences in certain inventory clearing accounts which were identified by management during the Company’s year-end closing process. See Note 16 for additional information on the accounts affected by this restatement. Additionally, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”). See Note 5 and 16 for additional information about FSP 14-1.

2.	STOCK-BASED COMPENSATION

The Company granted 55,000 and 351,076 stock option awards during the three and six months ended July 31, 2009, and 368,529 and 373,529 during the three and six months ended July 31, 2008, respectively. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, the Company recorded $188 and $374, of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2009, and $163 and $239 during the three and six months ended July 31, 2008, respectively. The impact on loss per share for the six months ended July 31, 2009 and 2008 was less than $0.01.

The Company granted 144,832 and 349,590 restricted stock awards and 0 and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and six months ended July 31, 2009. The Company also granted 103,008 restricted stock awards and 90,750 performance shares to selected executives and other key employees during the three and six months ended July 31, 2008. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. The Company recorded $107 and $244, of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2009, and $101 and $139 during the three and six months ended July 31, 2008, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that the performance criteria established will be met.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at July 31, 2009:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 1.30 - $ 1.53	301,076	7.6 Years	$1.30	0	7.6 Years	$1.30
$ 2.10 - $ 2.10	55,000	7.8 Years	$2.10	0	7.8 Years	$2.10
$ 4.25 - $ 6.30	634,000	6.4 Years	$5.55	68,668	7.3 Years	$6.02
$ 6.81 - $ 9.12	479,968	6.4 Years	$7.65	401,719	6.3 Years	$7.57
$ 9.80 - $ 14.28	111,556	5.4 Years	$11.00	111,556	5.4 Years	$11.00
$ 14.94 - $ 22.31	361,894	2.8 years	$19.06	361,894	2.8 Years	$19.06
$ 26.76 - $ 35.00	95,030	1.7 Years	$31.69	95,030	1.7 Years	$31.69
$ 49.44 - $ 55.94	30,800	0.9 Years	$55.11	30,800	0.9 Years	$55.11

	2,069,324	5.6 Years	$9.92	1,069,667	4.5 Years	$15.23

The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the shortcut method described in Staff Accounting Bulletin No. 110 to determine the expected life assumption.

The fair value of stock options granted during the three and six months ended July 31, 2009 and 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Risk-free interest rate	2.10%-2.19%	3.11%-3.32%	2.02%-2.19%	2.58%-3.32%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	73.56%-74.88%	51.21%-52.92%	70.09%-74.88%	50.91%-52.92%
Expected lives	5.25 - 5.5 Years	4.5 - 5.5 Years	5.25 - 5.5 Years	4.5 - 5.5 Years

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have adopted SFAS No. 141(R) and determined it has no impact on our consolidated financial statements as no business combinations have occurred during the periods presented, however, in the event the Company were to enter into a future business combination the impact in future periods could be material.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No.160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 at the beginning of fiscal year 2010 as discussed in Note 1. The provisions of SFAS No. 160 are applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively. The adoption of SFAS No. 160 principally impacted presentation of the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No.161”), which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 at the beginning of fiscal year 2010 with the additional disclosures provided in Note 11. The adoption did not have a significant effect on the Company’s financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a) (“FSP 14-1”), which changes the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the FSP, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance reflected on the income statement. This change in methodology affects the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 14-1 at the beginning of fiscal year 2010 with the additional disclosures provided in Note 5. Adoption affected the carrying value and future interest expense on the Company’s $75,000 Convertible Senior Notes 2005, due in 2025, only, as the Company’s Convertible Senior Notes 2006, due in 2026 do not contain a cash conversion feature at the election of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining whether Instruments granted in Share-based Payment Transactions are Participating Securities” (“FSP 03-6-1”). This FSP addresses whether instruments granted in share-based transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocations in calculating earnings per share under the two-class method described in FASB Statement No. 128 “Earnings per Share”. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 03-6-1 at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This determination is necessary for evaluating whether the instrument (or feature) is considered a derivative financial instrument under SFAS No. 133. The guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted EITF Issue No. 07-5 at the beginning of fiscal year 2010. The adoption did not have any effect on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS No. 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of Fiscal 2010. The adoption impacted disclosures in the Company’s financial statements. See Note 10 for the additional disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting pronouncements (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 115-2 and FAS No. 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The Company adopted FSP FAS No. 115-2 and FAS No. 124-2 during the second quarter of Fiscal 2010. The adoption did not have a significant effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption. The Company adopted FSP FAS No. 157-4 during the second quarter of Fiscal 2010. The adoption did not have a significant effect on the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”). SFAS No. 165 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 introduces the concept of financial statements being available to be issued, and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 during the second quarter of Fiscal 2020. See Note 1, Basis of Presentation, for the disclosure required under SFAS No. 165.

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB No. 111”). SAB No. 111 clarifies the SEC’s position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company adopted SAB No. 111 on June 4, 2009, the date of its issuance. The adoption of SAB No. 111 did not have any impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts in SFAS No. 140, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. SFAS No. 166 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating SFAS No. 166 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating SFAS No. 167 and does not expect it will have a significant impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS No. 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS No. 168 is effective for interim and annual financial periods beginning after September 15, 2009. The Company is in the process of evaluating SFAS No. 168 and it will not have a significant impact on its Consolidated Financial Statements.

4.	INVENTORIES

Inventories consisted of the following:

	July 31, 2009	January 31, 2009
Raw materials	$18,590	$17,545
Work-in-process	17,784	17,721
Finished goods	25,010	25,862

Total	$61,384	$61,128

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

5.	DEBT

Debt consisted of the following:

	July 31, 2009	January 31, 2009
Line of Credit Facility, maximum commitment of $75,000 at July 31, 2009 and January 31, 2009; bearing interest at 2.28% at July 31, 2009: availability is determined by a borrowing base calculation	$1,870	$—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $14,410 and $16,121, respectively	60,590	58,879
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%	52,000	52,000
China Line of Credit; Maximum commitment of 60 million RMB (with an effective interest rate of 5.74% and 6.37% as of July 31, 2009 and January 31, 2009)	8,638	5,852
Capital leases	347	125

Total debt	123,445	116,856
Less unamortized debt costs	2,676	3,338

Net debt	120,769	113,518
Less current portion	8,859	5,881

Total long-term portion	$111,910	$107,637

Convertible Senior Notes 2005

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) which raised proceeds of approximately $72,300, net of $2,700 in issuance costs. These costs are being amortized to interest expense over seven years.

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

China Line of Credit

On January 18, 2007 the Company entered into a renewable six month non-revolving line of credit facility in China. Under the terms of the China Line of Credit, as amended, the Company may borrow up to 60 million RMB (approximately $8,800 US Dollars) with an interest rate of 5.73% and 40 million RMB (approximately $5,900 US Dollars) with an interest rate of 6.90% as of July 31, 2009 and January 31, 2009, respectively. This credit line was established to provide our plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of July 31, 2009 and January 31, 2009, $8,638 and $5,852, respectively, was funded under this facility.

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

The following table presents the statement of changes in stockholders’ equity in conformity with the requirements of SFAS 160 for the six months ended July 31, 2009.

			Additional Paid-In Capital			Other Comprehensive Income /(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2009	29,162,101	292	95,724	(2,895,346)	(40,035)	(45,733)	43,204	11,451	64,903
Total comprehensive income (loss):
Net loss							(15,374)	(286)	(15,660)
Foreign currency translation adjustment						216		9	225
Unrealized loss on derivative instruments						3,094			3,094
Pension liability adjustment						539			539

Total comprehensive income (loss):						3,849	(15,374)	(277)	(11,802)

Other changes in equity:
Deferred Compensation Plan				(30,092)	(56)				(56)
Share based compensation expense			618						618
Stock awards issued/exercised	66,112		24						24

BALANCE AT JULY 31, 2009	29,228,213	292	96,366	(2,925,438)	(40,091)	(41,884)	27,830	11,174	53,687

7.	INCOME TAXES

	Six months ended July 31,
	2009	2008
Provision for income taxes	$2,172	$12
Effective income tax rate	(16.1%)	(0.6%)

Effective tax rates were (16.1%) and (0.6%) for the six months ended July 31, 2009 and 2008, respectively. Tax expense for the six months ended July 31, 2009 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss in addition to deferred tax expense related to the increase in the deferred tax liability related to certain indefinite life assets. In addition, tax expense includes $300 of additional expense related to an accrual for uncertain tax positions in the current period. This accrual relates to a tax exposure item with respect to the Company’s foreign operations.

8.	EARNINGS PER SHARE

Basic earnings per common share was computed using net loss attributable to C&D and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net loss attributable to C&D and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock awards using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Numerator:
Numerator for basic losses per common share	$(5,616)	$(1,434)	$(15,374)	$(1,558)

Numerator for diluted losses per common share	$(5,616)	$(1,434)	$(15,374)	$(1,558)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	26,308,731	25,694,097	26,295,583	25,680,439
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,308,731	25,694,097	26,295,583	25,680,439

Basic losses per common share	$(0.21)	$(0.06)	$(0.58)	$(0.06)

Diluted losses from common share	$(0.21)	$(0.06)	$(0.58)	$(0.06)

The Company excluded dilutive securities of 19,604,137 and 20,120,932 issuable in connection with convertible bonds from the diluted income per share calculation for the three and six months ended July 31, 2009 and 2008, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to, 2,016,996 and 2,071,010 shares for the three and six months ended July 31, 2009, respectively, and 1,542,463 and 1,379,775 for the three and six months ended July 31, 2008, respectively.

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

C&D, together with Johnson Controls, Inc. (“JCI”), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to share with JCI the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds in groundwater.

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. The EPA advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act (“RCRA”) corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. A RCRA Facility Investigation (RFI) Phase I Report has been submitted to EPA, and the Company is currently preparing a Final RFI Phase II Report and a Corrective Measures Plan to be submitted to EPA.

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently completed further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted based upon the assessment. Additionally, the Company has completed remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due to the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

The Company accrues for environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with SFAS No. 5, “Accounting for Contingencies.” As of July 31, 2009, accrued environmental reserves totaled $1,252 consisting of $622 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts expiring within the next year. The estimated commitment for the next twelve months is approximately $29,000. The Company has purchased new machinery with remaining payments of approximately $1,270.

10.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at July 31, 2009 were as follows:

	Carrying Amount	Fair Value
Investments held for deferred compensation plan	$353	$353
Debt	123,098	90,790
Commodity hedges	190	190

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Investments held for deferred compensation plan – this asset is carried at quoted market values and, as a result, the fair value is equivalent to the carrying amount.

Long-term debt – the fair value of the Notes was determined using available market prices at the balance sheet date. The carrying value of the Company’s remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

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

Commodity risk – The Company has entered into lead hedge contracts, which is the primary raw material component of the Company, to manage risk of the cost of lead. The agreements are with major financial institutions with maturities generally less than one The Company employs cash flow hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive income (loss) until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

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

The Company had raw material commodity arrangements for 3,220 metric tons of base metals at July 31, 2009 and 5,056 metric tons at January 31, 2009.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	July 31, 2009	January 31, 2009	Balance Sheet Location
Derivatives designated as hedging instruments:
Commodity Hedges	$190	$0	Other current assets
Commodity Hedges	—	(992)	Other current liabilities

Total fair value	$190	($992)

The Company estimates that $89 of net derivative gains in AOCI as of July 31, 2009 will be reclassified into earnings within the next twelve months.

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income

	2009	2008	2009	2008
Derivatives in Cash Flow Hedging Relationships:

Three months ended July 31,
Commodity Hedges	$274	$(3,744)	$227	$(1,801)	Cost of Sales

Six months ended July 31,
Commodity Hedges	$168	$(5,142)	$(1,744)	$(5,265)	Cost of Sales

12.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Six months ended July 31,
	2009	2008
Balance at beginning of period	$8,069	$11,276
Current year provisions	2,188	2,074
Settlements	(4,347)	(4,911)
Effect of foreign currency translation	—	7

Balance at end of period	$5,910	$8,446

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

As of July 31, 2009, accrued warranty obligations of $5,910 include $2,239 in current liabilities and $3,671 in other liabilities. As of January 31, 2009 accrued warranty obligations of $8,069 include $3,528 in current liabilities and $4,541 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Settlements include $1,534 and $3,063 related to discontinued operations in the first six months of fiscal 2010 and 2009, respectively.

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended July 31,		Three months ended July 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$233	$284	$11	$13
Interest cost	1,103	1,154	32	30
Expected return on plan assets	(941)	(1,241)	—	—
Amortization of prior service costs	—	—	(201)	(201)
Recognized actuarial loss/(gain)	640	300	—	(1)

Net periodic benefit cost	$1,035	$497	$(158)	$(159)

	Pension Benefits		Postretirement Benefits
	Six months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$517	$545	$29	$31
Interest cost	2,262	2,237	63	59
Expected return on plan assets	(1,807)	(2,501)	—	—
Amortization of prior service costs	—	—	(402)	(402)
Recognized actuarial loss/(gain)	1,385	589	—	(2)

Net periodic benefit cost	$2,357	$870	$(310)	$(314)

The Company made $766 of contributions to the pension plans in the six months ended July, 31, 2009. The Company expects to make additional contributions of approximately $2,195 to its pension plans during fiscal year 2010. The Company also expects to make contributions totaling approximately $160 to the Company sponsored postretirement benefit plan during fiscal year 2010.

14	RESTRUCTURING

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2009	Provision Additions	Expenditures	Balance at July 31, 2009
Severance	$1,253	$—	$797	$456

Total	$1,253	$—	$797	$456

15	FAIR VALUE MEASUREMENT

Our adoption of SFAS 157 primarily relates to our derivative contracts and investments related to the deferred compensation plan. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 and the basis for those measurements:

	Total Fair Value Measurement July 31, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments held for deferred compensation plan	$353	$353	$—	$—
Commodity hedge asset	190	—	190	—

16.	ADOPTION OF FSP 14-1 AND RESTATED PRIOR YEAR BALANCES

Amounts previously reported for the three and six months ended July 31, 2008 have been restated. The restatement adjustments affected the previously reported balances for accounts payable and cost of sales, which components affect reported gross profit, income tax provision/(benefit), operating income, net income (loss) and basic and diluted earnings per share. The impact of the adjustments was to increase costs of sales and reduce income before income taxes and noncontrolling interest by $2,197 for the three and six months ended July 31, 2008. As a

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

result of these changes income tax calculations were also impacted resulting in a reduction of income tax expense by $283 in the second quarter of fiscal 2009. Basic and diluted earnings per share (“EPS”) were reduced by 8 cents per share in the second quarter of fiscal 2009.

In addition, prior year amounts have been restated to reflect adoption of FSP 14-1 as required. See note 5 for additional information.

The following table summarizes the changes to our financial statements as a result of the restatements and adoption of FSP 14-1 described above:

January 31, 2009 Balance Sheet	Previously Reported	Effect of Change due to FSP 14-1 - Increase (Decrease)	Effect of Change due to Correction - Increase (Decrease)	As Adjusted
Debt issuance costs (included in long-term debt)	$(3,672)	$334		$(3,338)
Convertible Senior Notes 2005	75,000	(16,121)		58,879
Additional paid-in capital	71,749	23,975		95,724
Retained earnings	51,392	(8,188)		43,204

Three Months ended July 31, 2008 Statement of Operations
Cost of sales	76,841		2,197	79,038
Gross profit	15,644		(2,197)	13,447
Interest expense, net	2,285	722		3,007
Income tax provision	161		(283)	(122)
Net income attributable to C&D Technologies, Inc.	1,202	(722)	(1,914)	(1,434)
Income (Loss) per share basic and diluted	$0.05	$(0.03)	$(0.08)	($0.06)

Six Months ended July 31, 2008 Statement of Operations
Cost of sales	156,925		2,197	159,122
Gross profit	29,336		(2,197)	27,139
Interest expense, net	4,551	1,423		5,974
Income tax provision	295		(283)	12
Net income attributable to C&D Technologies, Inc.	1,779	(1,423)	(1,914)	(1,558)
Income (Loss) per share basic and diluted	$0.07	$(0.05)	$(0.08)	($0.06)

July 31, 2008 Statement of Cash Flows
Net income¹	1,374	(1,423)	(1,914)	(1,963)
Amortization of debt acquisition and discount costs	848	1,423		2,271
Accounts payable	(18,313)		2,197	(16,116)
Income taxes payable	(961)		(283)	(1,244)

¹	Previously reported net income has been adjusted to reflect noncontrolling interest as required by SFAS 160.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended July 31, 2009, compared to Three Months Ended July 31, 2008.

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the second quarter of fiscal year 2010. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the second quarter of fiscal year 2010 decreased $10,051 or 11% to $82,434 from $92,485 in the second quarter of fiscal year 2009. This decrease was principally due to contractual price decreases resulting from the significant decline in the price of lead. Average London Metal Exchange (“LME”) lead prices decreased from an average of $0.91 per pound in the second quarter of fiscal year 2009 to $0.73 per pound in the second quarter of fiscal year 2010. The decrease in price was partially offset by increased volume principally in the Company’s North American telecommunications and international markets.

Gross profit in the second quarter of fiscal year 2010 decreased $3,444 or 25.6% to $10,003 from $13,447 in the second quarter of fiscal year 2009. Margins as a percent of sales decreased from 14.5% in the second quarter of fiscal year 2009 to 12.1% in the second quarter of fiscal year 2010. Margins increased sequentially to 12.1% in the second quarter of fiscal 2010 compared to 7.3% in the first quarter of fiscal 2010. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness offset by a reduction in commodity hedge losses. The margin improvement versus the first quarter of fiscal 2010 was driven by increased sales volume, product mix and a reduction in commodity hedge losses versus the first quarter. Lead prices traded on the LME have continued to be volatile, having traded as high as $0.84 per pound on July 31, 2009 and as low as $0.61 per pound on May 1, 2009. Higher pension and other fringe benefit costs also impacted margin performance. These negative impacts on gross margin were partially offset by the impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses in the second quarter of fiscal year 2010 decreased $254 or 2.5% to $10,111 from $10,365. The decrease is primarily due to lower compensation and fringe benefits of approximately $310 in fiscal year 2010 offset by higher selling costs of approximately $100 associated primarily with new product introductions. As a percentage of sales, selling, general and administrative expenses increased to 12.3% in fiscal 2010 compared to 11.2% in the second quarter of fiscal 2009.

Research and development expenses in the second quarter of fiscal year 2010 increased $96 or 5.6% to $1,799 from $1,703. As a percentage of sales, research and development expenses increased from 1.8% in the second quarter of fiscal year 2009 to 2.2% in the second quarter of fiscal year 2010 due to higher costs supporting investment in new technologies and China growth initiatives.

The Company had an operating loss in the second quarter of fiscal year 2010 of $1,907 compared to operating income of $1,379 in the second quarter of fiscal year 2009. The change is mainly due to the decrease in gross profit compared to the second quarter of fiscal 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income from continuing operations for the 2nd quarter of fiscal year 2010 vs. fiscal year 2009.

Fiscal Year 2010 vs. 2009
Operating Income Three months ended July 31, 2008	$1,379
Lead, net	7,587
Price / Volume / Mix	(10,704)
Pension	(538)
Other	369

Operating Loss Three months ended July 31, 2009	$(1,907)

Interest expense, net in the second quarter of fiscal year 2010 decreased $91 or 3.0% to $2,916 from $3,007 in the second quarter of fiscal year 2009, primarily due to lower interest rates in the second quarter of fiscal 2010 compared to the second quarter for fiscal 2009. Interest expense includes $824 and $722 in fiscal years 2010 and 2009, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 5).

Other income was $208 in the second quarter of fiscal year 2010 compared to other expense of $75 in the second quarter of fiscal year 2009 primarily due to an increase in foreign currency income of $300.

Income tax expense of $1,076 was recorded in the second quarter of fiscal year 2010, compared to a tax benefit of $122 in the second quarter of fiscal year 2009. Tax expense in the second quarter of fiscal year 2010 is primarily due to non-cash SFAS No. 109 expense related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109 and a $300 tax accrual for an uncertain tax position related to foreign operations.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net loss attributable to Noncontrolling interest was $75 in fiscal year 2010 compared to $147 in fiscal year 2009.

As a result of the above, net loss attributable to C&D Technologies, Inc of $5,616 was recorded in the second quarter of fiscal year 2010 compared to $1,434 in the prior year. Basic and diluted losses per share were $0.21 and $0.06 in the second quarter of fiscal year 2010 and 2009, respectively.

Other Comprehensive Income (Loss)

Other comprehensive loss attributable to C&D Technologies, Inc. increased by $4,095 in the second quarter of fiscal year 2010 to $5,321 from $1,226 in the second quarter of fiscal year 2009. This increase was due primarily to the increase in net loss attributable to C&D from $1,434 in the second quarter of fiscal 2009 to $5,616 in the second quarter of fiscal year 2010 coupled with an unrealized gain on derivative instruments of $189 in the second quarter of fiscal year 2010 compared to a loss of $470 in second quarter of fiscal year 2009 partially offset by foreign currency translation adjustments decreasing to $79 in fiscal year 2010 from $864 in fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Six Months Ended July 31, 2009, compared to Six months Ended July 31, 2008

Net sales for the six months ended July 31, 2009 decreased $30,162 or 16.2% to $156,099 from $186,261 in the six months ended July 31, 2008. This decrease was principally due to contractual price decreases resulting from the significant decline in the price of lead. Average London Metal Exchange (“LME”) prices decreased from an average of $1.13 per pound in the six months ended July 31, 2008 to $0.65 per pound in the six months ended July 31, 2009. Additionally, sales were negatively impacted by lower volumes as a result of the general economic environment, principally in the Company’s North American telecommunications and UPS markets, as well as international markets although as previously noted sales in the Company’s North American and international markets strengthened slightly in the second quarter of fiscal 2010.

Gross profit for the six months ended July 31, 2009 decreased $11,791 or 43.5% to $15,348 from $27,139 in the six months ended July 31, 2008. Margins decreased to 9.8% from 14.6% in prior year. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness offset by a reduction in commodity hedge losses. Lead prices traded on the LME have continued to be volatile, having traded as high as $0.84 per pound on July 31, 2009 and as low as $0.45 per pound on February 24, 2009. Higher pension and other fringe benefit costs also impacted margin performance. These negative impacts on gross margin were partially offset by the impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses for the six months ended July 31, 2009, decreased $667 or 3.3% to $19,353 from $20,020. The decrease is primarily due to lower compensation and fringe benefits of approximately $900 in fiscal year 2010 offset by higher selling costs of approximately $200 associated primarily with new product introductions. As a percentage of sales, selling, general and administrative expenses were 12.4% and 10.7% in the six months ended July 31, 2009 and 2008, respectively.

Research and development expenses for the six months ended July 31, 2009 increased $283 or 8.3% to $3,677 from $3,394 in the six months ended July 31, 2008. As a percentage of sales, research and development expenses increased from 1.8% in the six months ended July 31, 2008 to 2.4% in the six months ended July 31, 2009 due to higher costs supporting investment in new technologies and China growth initiatives.

Operating loss for the six months ended July 31, 2009 was $7,682 compared to operating income of $3,725 in the six months ended July 31, 2008. The reduction is due to the decreased gross profit that resulted from changes in lead prices partially offset by lower selling, general and administrative costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income

Six months ended July 31, 2009 vs. Six months ended July 31, 2008

Fiscal Year 2010 vs. 2009
Operating Income Six months ended July 31, 2008	$3,725
Lead, net	20,871
Price / Volume / Mix	(29,817)
Pension	(1,488)
Other	(973)

Operating Loss Six months ended July 31, 2009	$(7,682)

Interest expense, net for the six months ended July 31, 2009, decreased $134 or 2.2% to $5,840 from $5,974 in the six months ended July 31, 2008, primarily due to lower interest rates on debt.

Other income was $34 for the six months ended July 31, 2009, compared to $298 in the six months ended July 31, 2008. The decrease was primarily due to a reduction in royalty income related to our divested Motive Power Division received in fiscal year 2009 of approximately $250.

Income tax expense of $2,172 was recorded in the six months ended July 31, 2009, compared to $12 in the six months ended July 31, 2008. Tax expense in the six months ended July 31, 2009 is primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized under SFAS No. 109 and a $300 tax accrual for an uncertain tax position related to foreign operations.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2009, the joint venture had a net loss attributable to noncontrolling interest of $286 compared to $405 in the six months ended July 31, 2008. The variance is reflected by improved performance of the Company’s China operations.

As a result of the above, net loss attributable to C&D of $15,374 was recorded compared to $1,558 in the prior year.

Other Comprehensive Income

The Company recorded other comprehensive loss of $11,534 for the six months ended July 31, 2009 as compared to income of $1,697 in the six months ended July 31, 2008. This decrease was primarily due to the net loss attributable to C&D Technologies of $15,374 in the six months ended July 31, 2009 as compared to $1,558 in the comparable period at the previous fiscal year and a decrease in foreign currency adjustments of $216 compared to $1,898 in the prior year. This decrease in income was partially offset by an increase in the unrealized gain on derivative instruments of $3,094 compared to $1,797 in the six months ended July 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash provided by operating activities was $1,720 for six months ended July 31, 2009, compared to $3,206 in the comparable period of the prior fiscal year. This change is a result from the increased loss in fiscal 2010 combined with a decrease in cash generated from inventory. Inventory levels at July 31, 2010 are relatively consistent with those at January 31, 2009. These changes were offset by a reduction in the use of cash for accounts payable compared to the prior year as a result of lower lead prices and accounts payable management.

Net cash used in investing activities was $6,900 in the first six months of fiscal year 2010 as compared to $5,427 in the first six months of fiscal year 2009. In fiscal year 2010, we had purchases of property, plant and equipment of $7,763 compared with $8,548 in the prior year. Capital expenditures are principally in support of our cost reduction activities and new product development. This was offset by a reduction of restricted cash of $848 related to commodity hedging activities in the first six months of fiscal 2010 compared to $2,638 in the prior fiscal year.

Net cash provided by financing activities increased $4,697 to $4,838 for the six months ended July 31, 2009, compared to $141 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company’s revolving credit facility and expansion of the Company’s China line of credit were the primary source of cash provided by financing activities in fiscal year 2010. The primary purpose of the new borrowings in the current fiscal year was to fund capital purchases.

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

We have also assessed the impact of the severe liquidity crises at major financial institutions on our ability to access capital markets on reasonable terms. Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crisis intensifies or is protracted. Our current credit facility does not expire until December 7, 2010. As of July 31, 2009, the maximum availability calculated under the borrowing base was approximately $42,372, of which $1,871 was funded, and $5,575 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

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

At this time, we do not believe recent market disruptions will impact our long-term ability to obtain financing. We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2010 to be in the range of $15,000 to $17,000, including funding for new product modifications and cost reduction opportunities.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of July 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$137,508	$8,638	$1,870	$—	$127,000
Interest payable on notes	115,019	6,798	13,595	13,595	81,031
Operating leases	5,988	1,853	1,783	738	1,614
Projected – lead purchases*	29,000	29,000	—	—	—
Equipment and other	1,271	1,271	—	—	—
Capital Leases	347	222	118	7	—

Total contractual cash obligations	$289,133	$47,782	$17,366	$14,340	$209,645

*	Amounts are based on the cash price of lead at July 31, 2009 which was $0.84.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,575	$5,575	$—	$—	$—

Total commercial commitments	$5,575	$5,575	$—	$—	$—

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company maintains controls and procedures to prevent and detect material misstatements in financial statements on a timely basis, information required to be disclosed by it in the reports that it files or submits under the Exchange Act and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding timely disclosures.

As of July 31, 2009, our previously identified material weakness in our internal control over financial reporting relating to effective controls over the period end reconciliation of inventory liability clearing accounts remains. Specifically, our account reconciliations, analyses and review procedures were ineffective as it related to the following: (1) timely completion of the account reconciliation (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

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

Issuer Purchases of Equity Securities:

NONE

On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. No shares were purchased during the first six months of fiscal year 2010 under this program.

Restrictions on Dividends and Treasury Stock Purchases:

Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. No dividends have been declared during the first six months of fiscal year 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of C&D on June 11, 2009, the stockholders voted on three proposals: The election of eight directors for one-year terms, a proposal to elect eight directors for the ensuing year and a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for C&D for the fiscal year ended January 31, 2010.

Proposal 1 - Election of Directors

Nominee	Votes for	Votes withheld
William Harral, III	24,320,359	706,986
Pamela Lewis Davies	24,201,138	826,207
Kevin P. Dowd	24,320,729	706,616
Jeffrey A. Graves	24,270,078	757,267
Robert I. Harries	24,710,228	317,117
George MacKenzie	24,048,611	978,734
Stanley W. Silverman	24,044,938	982,407
Ellen C. Wolf	24,059,106	968,239

Proposal 2 - Proposal to elect eight directors of C&D for the ensuing year.

For	Against	Abstain
24,860,050	167,295	—

Proposal 3 - Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2010.

For	Against	Abstain
24,892,975	43,890	90,480

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

September 8, 2009	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive
Officer and Director
(Principal Executive Officer)

September 8, 2009	By:	/s/ Ian J. Harvie
Ian J. Harvie
Vice President Finance
and Chief Financial Officer
(Principal Financial Officer)

September 8, 2009	By:	/s/ Neil E. Daniels
Neil E. Daniels
Vice President & Corporate
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.