Form 10-Q
period 2009-10-31
C&D TECHNOLOGIES INC
filed 2009-12-08
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

At October 31, 2009, 26,302,775 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	October 31, 2009	January 31, 2009¹
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$3,121
Restricted cash	329	906
Accounts receivable, less allowance for doubtful accounts of $864 and $775	57,678	55,852
Inventories	71,217	61,128
Prepaid taxes	774	927
Other current assets	2,103	1,110
Assets held for sale	500	500

Total current assets	134,521	123,544
Property, plant and equipment, net	87,657	85,055
Deferred income taxes	626	626
Intangible and other assets, net	13,822	14,729
Goodwill	59,964	59,961

TOTAL ASSETS	$296,590	$283,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,819	$5,881
Accounts payable	45,430	32,396
Accrued liabilities	15,737	13,018
Deferred income taxes	1,492	1,492
Other current liabilities	3,895	8,267

Total current liabilities	75,373	61,054
Deferred income taxes	12,504	10,972
Long-term debt	117,456	107,637
Other liabilities	39,403	39,349

Total liabilities	244,736	219,012

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	October 31, 2009	January 31, 2009¹
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,228,213 and 29,162,101 shares issued and 26,302,775 and 26,266,755 outstanding at October 31, 2009 and January 31, 2009, respectively	292	292
Additional paid-in capital	96,697	95,724
Treasury stock, at cost, 2,925,438 and 2,895,346 shares, respectively	(40,091)	(40,035)
Accumulated other comprehensive loss	(40,574)	(45,733)
Retained earnings	24,390	43,204

Total stockholders’ equity attributable to C&D Technologies, Inc.	40,714	53,452
Noncontrolling interest	11,140	11,451

Total stockholders’ equity	51,854	64,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,590	$283,915

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards as discussed in Note 1.

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008¹	2009	2008¹
NET SALES	$91,210	$93,822	$247,309	$280,083
COST OF SALES	78,200	77,645	218,951	236,767

GROSS PROFIT	13,010	16,177	28,358	43,316
OPERATING EXPENSES:
Selling, general and administrative expenses	11,457	10,178	30,810	30,198
Research and development expenses	2,108	1,657	5,785	5,051

OPERATING (LOSS) INCOME	(555)	4,342	(8,237)	8,067

Interest expense, net	3,069	2,869	8,909	8,843
Other (income) expense, net	(23)	1,208	(57)	910

(LOSS) INCOME BEFORE INCOME TAXES	(3,601)	265	(17,089)	(1,686)
Income tax provision (benefit)	(120)	490	2,052	502

NET LOSS	(3,481)	(225)	(19,141)	(2,188)
Net loss attributable to noncontrolling interests	(41)	(79)	(327)	(484)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(3,440)	$(146)	$(18,814)	$(1,704)

Loss per share attributible to C&D Technologies, Inc.:
Basic:	$(0.13)	$(0.01)	$(0.72)	$(0.07)

Diluted:	$(0.13)	$(0.02)	$(0.72)	$(0.08)

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior year three and nine month information as discussed in Note 1.

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine months ended October 31,
	2009	2008¹
Cash flows from operating activities:
Net loss	$(19,141)	$(2,188)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	949	704
Depreciation and amortization	8,694	8,468
Amortization of debt acquisition and discount costs	3,600	3,443
Annual retainer to Board of Directors paid by the issuance of common stock	24	190
Deferred income taxes	1,535	(17)
Changes in assets and liabilities:
Accounts receivable	(856)	(3,160)
Inventories	(9,631)	16,300
Other current assets	(780)	(668)
Other long-term assets	(112)	82
Accounts payable	11,536	(11,126)
Accrued liabilities	2,387	463
Book overdraft	1,205	—
Income taxes payable	491	(697)
Other current liabilities	(2,437)	(1,231)
Other liabilities	2,057	(518)
Other, net	1,378	3,248

Net cash provided by continuing operating activities	899	13,293
Net cash used in discontinued operating activities	(1,656)	(3,790)

Net cash (used in) provided by operating activities	(757)	9,503

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,302)	(12,017)
Proceeds from disposal of property, plant and equipment	18	484
Change in restricted cash, net	577	2,283

Net cash used in investing activities	(9,707)	(9,250)

Cash flows from financing activities:
Borrowings on line of credit facility	82,750	62,223
Repayments on line of credit facility	(76,546)	(62,223)
Repayment of debt	(83)	—
Proceeds from new borrowings	3,072	—
Proceeds from the exercise of stock options	—	247
Purchase of treasury stock	(56)	(115)
Other	—	54

Net cash provided by financing activities	9,137	186

Effect of exchange rate changes on cash and cash equivalents	126	(92)

(Decrease) increase in cash and cash equivalents	(1,201)	347
Cash and cash equivalents, beginning of period	3,121	6,536

Cash and cash equivalents, end of period	$1,920	$6,883

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior year three and nine month information as discussed in Note 1.

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008¹	2009	2008¹
NET LOSS	$(3,481)	$ (225)	$(19,141)	$(2,188)
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivative instruments	1,009	(395)	4,103	1,402
Adjustment to recognize pension liability and net periodic pension cost	269	83	808	249
Foreign currency translation adjustments	48	(1,074)	264	824

Total comprehensive (loss) income	(2,155)	(1,611)	(13,966)	287

Comprehensive loss (income) attributable to noncontrolling interests	34	95	311	(106)

Total comprehensive (loss) income attributable to C&D Technologies, Inc.	$(2,121)	$(1,516)	$(13,655)	$181

¹	Certain items have been adjusted on these statements to reflect changes as required to present retroactive adoption of accounting standards and restatement of prior year three and nine month information as discussed in Note 1.

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the “Company” or “C&D”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. Subsequent events have been evaluated through December 8, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K dated April 16, 2009.

Certain prior year amounts have been adjusted on the interim consolidated financial statements to reflect the Company’s adoption of the authoritative guidance issued by the Financial Accounting Standard Board (“FASB”) for non-controlling interests at the beginning of its 2010 fiscal year. Non-controlling interests in partially owned consolidated subsidiaries are classified in the consolidated balance sheet as a separate component of consolidated shareholders’ equity and net earnings attributable to the controlling and non-controlling interests are included on the face of the consolidated statements of operations. See Note 6 for additional information. In addition, certain amounts previously reported for the three and nine months ended October 31, 2008 have been restated. The restatement corrected an accounting error related to unreconciled differences in certain inventory clearing accounts which were identified by management during the Company’s year-end closing process. See Note 16 for additional information on the accounts affected by this restatement. Additionally, the Company adopted the authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Notes 5 and 16 for additional information.

2. STOCK-BASED COMPENSATION

The Company granted 0 and 351,076 stock option awards during the three and nine months ended October 31, 2009, and 17,500 and 390,029 during the three and nine months ended October 31, 2008, respectively. The Company recorded $155 and $529, of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2009, and $208 and $447 during the three and nine months ended October 31, 2008, respectively. The impact on basic and diluted loss per share for the three months ended October 31, 2009 and 2008 was $0.01. The impact on basic and diluted loss per share for the nine months ended October 31, 2009 and 2008 was $0.02.

The Company granted 19,098 and 368,688 restricted stock awards and 0 and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and nine months ended October 31, 2009, respectively. The Company also granted 0 restricted and performance shares for the three months ended October 31, 2008 and 103,008 restricted stock awards and 90,750 performance shares to selected executives and other key employees during the nine months ended October 31, 2008. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. The Company recorded $177 and $420, of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2009, respectively, and $118 and $257 during the three and nine months ended October 31, 2008, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that the performance criteria established will be met.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at October 31, 2009:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$1.30 - $1.53	301,076	7.3 Years	$1.30	0	7.3 Years	$1.30
$2.10 - $2.10	55,000	7.5 Years	$2.10	0	7.5 Years	$2.10
$4.25 - $6.30	634,000	6.1 Years	$5.55	85,334	7.0 Years	$6.07
$6.81 - $9.12	473,668	6.2 Years	$7.66	458,668	6.2 Years	$7.65
$9.80 - $14.28	111,556	5.2 Years	$11.00	111,556	5.2 Years	$11.00
$14.94 - $22.31	306,394	2.9 years	$19.18	306,394	2.9 Years	$19.18
$26.76 - $35.00	92,420	1.5 Years	$31.64	92,420	1.5 Years	$31.64
$49.44 - $55.94	30,800	0.7 Years	$55.11	30,800	0.7 Years	$55.11

	2,004,914	5.5 Years	$9.67	1,085,172	4.7 Years	$14.52

The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the shortcut method to determine the expected life assumption.

There were no stock options granted during the three months ended October 31, 2009. The fair value of stock options granted during the nine months ended October 31, 2009 and three and nine months ended October 31, 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Risk-free interest rate	N/A	2.95%-3.28%	2.02%-2.19%	2.58%-3.32%
Dividend yield	N/A	0.00%	0.00%	0.00%
Volatility factor	N/A	51.39%-52.34%	70.09%-74.88%	50.91%-52.92%
Expected lives	N/A	5.5 Years	5.25 - 5.5 Years	4.5 - 5.5 Years

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

On August 1, 2009, the Company adopted new accounting guidance regarding the FASB Accounting Standards Codification (“ASC”). Upon adoption, the ASC became the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other accounting literature not included in the ASC became non-authoritative. The adoption did not have a significant impact on the Company’s financial statements.

At the beginning of fiscal year 2010, the Company adopted new accounting guidance issued by FASB that changed the accounting and reporting for non-controlling interests. The change requires all entities to report non-controlling interests in subsidiaries as a component in equity in the consolidated financial statements. In addition, the new guidance eliminates the diversity that existed in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The provisions are applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively. The adoption principally impacted presentation of the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

At the beginning of fiscal year 2010, the Company adopted new accounting guidance regarding disclosures about derivative instruments and hedging activities which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The additional disclosures are provided in Note 11. The adoption did not have a significant effect on the Company’s financial statements.

At the beginning of fiscal year 2010, the Company adopted new accounting guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) (“ASC 470-20”) which changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the standard, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance reflected on the income statement. This change in methodology affected the calculations of net income and earnings per share. Additional disclosures are provided in Note 5. The adoption affected the carrying value and future interest expense on the Company’s $75,000 Convertible Senior Notes 2005, due in 2025, only, as the Company’s Convertible Senior Notes 2006, due in 2026 do not contain a cash conversion feature at the election of the Company.

As of May 1, 2009, the Company adopted new accounting guidance regarding interim disclosures about fair value of financial instruments that required additional disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption impacted the disclosures in the Company’s financial statements. See Note 10 for the additional disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about pensions and other postretirement benefits. Under the new guidance an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan is expanded and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adoption of this guidance on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance on the accounting for transfers of financial assets. The new guidance seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. The guidance is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating the impact of adoption of this guidance, although it does not expect that adoption will have a significant impact on its financial statements.

In June 2009, the FASB issued authoritative guidance on variable interest entities which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. The new guidance is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and thereafter, and shall be applied prospectively. Early adoption is prohibited. The Company is in the process of evaluating the impact of adoption of this guidance although it does not expect it will have a significant impact on its financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

4. INVENTORIES

Inventories consisted of the following:

	October 31, 2009	January 31, 2009
Raw materials	$21,202	$17,545
Work-in-process	20,749	17,721
Finished goods	29,266	25,862

Total	$71,217	$61,128

5. DEBT

Debt consisted of the following:

	October 31, 2009	January 31, 2009
Line of Credit Facility, maximum commitment of $75,000 at October 31, 2009 and January 31, 2009; bearing interest at 2.28% at October 31, 2009: availability is determined by a borrowing base calculation	$6,204	$—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $13,514 and $16,121, respectively	61,486	58,879
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%	52,000	52,000
China Line of Credit; Maximum commitment of 60 million RMB (with an effective interest rate of 5.74% and 6.37% as of October 31, 2009 and January 31, 2009)	8,643	5,852
Capital leases	288	125

Total debt	128,621	116,856
Less unamortized debt costs	2,346	3,338

Net debt	126,275	113,518
Less current portion	8,819	5,881

Total long-term portion	$117,456	$107,637

Line of Credit Facility

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

On February 1, 2009, the Company began accounting for the 2005 Notes in accordance with the new effective accounting guidance discussed in Note 3. This guidance requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher non-cash interest expense over the expected life of the instrument. The Company determined that the effective rate of the liability component was 12.5%. The guidance requires retrospective application for all periods presented. See Note 16 for information on the impact of adoption.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The accounting guidance regarding ASC 470-20 does not apply to the 2006 Notes since this note does not provide the Company with the option of settlement upon conversion in cash for all or part of the notes. As a result, the 2006 Note is carried at face value and interest is recorded based on the stated rate of 5.50%.

China Line of Credit

On January 18, 2007 the Company entered into a renewable nine month non-revolving line of credit facility in China. Under the terms of the China Line of Credit, as amended, the Company may borrow up to 60 million RMB (approximately $8,700 US Dollars) with an interest rate of 5.74% and 40 million RMB (approximately $5,900 US Dollars) with an interest rate of 6.37% as of October 31, 2009 and January 31, 2009, respectively. This credit line was established to provide our plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of October 31, 2009 and January 31, 2009, $8,643 and $5,852, respectively, was funded under this facility.

6. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

On February 1, 2009, we adopted new accounting guidance issued by FASB that changed the accounting and reporting for non-controlling interests. The new accounting guidance recharacterizes the accounting for minority interest as non-controlling interest and classifies it as a component of stockholders’ equity. Although adoption did not impact the Company’s results of operations and financial position, it required the Company to reclassify non-controlling interest as part of stockholders’ equity, include the net loss attributable to the non-controlling interest as part of consolidated net loss and provide additional disclosures as part of the financial statements. As required under the new guidance, we implemented the presentation and disclosure requirements of this new standard retrospectively for all periods presented. The January 31, 2009 balances below also reflect changes required by adoption of the accounting guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). See Note 16 for additional information on the effects of adoption on these balances.

The following table presents the statement of changes in consolidated stockholders’ equity in conformity with the new guidance for non-controlling interests for the nine months ended October 31, 2009.

						Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital						Total Stockholders’ Equity
	Common Stock			Treasury Stock			Retained Earnings	Noncontrolling Interest
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2009	29,162,101	292	95,724	(2,895,346)	(40,035)	(45,733)	43,204	11,451	64,903
Total comprehensive income (loss):
Net loss							(18,814)	(327)	(19,141)
Foreign currency translation adjustment						248		16	264
Unrealized gain on derivative instruments						4,103			4,103
Pension liability adjustment						808			808

Total comprehensive income (loss):						5,159	(18,814)	(311)	(13,966)

Other changes in equity:
Deferred Compensation Plan				(30,092)	(56)				(56)
Share based compensation expense			949						949
Stock awards issued/exercised	66,112		24						24

BALANCE AT OCTOBER 31, 2009	29,228,213	292	96,697	(2,925,438)	(40,091)	(40,574)	24,390	11,140	51,854

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

7. INCOME TAXES

	Nine months ended October 31,
	2009	2008
Provision for income taxes	$2,052	$502
Effective income tax rate	(12.0%)	(29.8%)

Effective tax rates were (12.0%) and (29.8%) for the nine months ended October 31, 2009 and 2008, respectively. Tax expense for the nine months ended October 31, 2009 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss, in addition to deferred tax expense related to the increase in the deferred tax liability related to certain indefinite life assets. Our effective tax rate fluctuates based on these factors, as well as adjustments to projected results of operations during the tax period. Tax expense includes $300 of additional expense related to an accrual for uncertain tax positions in the nine months ended October 31, 2009. This accrual relates to a tax exposure item with respect to the Company’s foreign operations.

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Numerator:
Numerator for basic losses per common share	$(3,440)	$(146)	$(18,814)	$(1,704)
Effect of dilutive securities:
Income related to deferred compensation plan	(19)	(462)	(96)	(305)

Numerator for diluted losses per common share	$(3,459)	$(608)	$(18,910)	$(2,009)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	26,302,775	25,752,649	26,298,007	25,704,677
Effect of dilutive securities:
Shares issuable under deferred compensation arrangements	112,566	101,980	96,032	93,287

Dilutive potential common shares	112,566	101,980	96,032	93,287
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,415,341	25,854,629	26,394,039	25,797,964

Basic loss per common share	$(0.13)	$(0.01)	$(0.72)	$(0.07)

Diluted loss per common share	$(0.13)	$(0.02)	$(0.72)	$(0.08)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company excluded dilutive securities of 19,604,137 issuable in connection with convertible bonds from the diluted income per share calculation for the three and nine months ended October 31, 2009 because their effect would be anti-dilutive. The Company also excluded dilutive securities of 20,098,463 and 20,113,387 issuable in connection with these bonds from the diluted income per share calculation for the three and nine months ended October 31, 2008, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options and restricted stock awards, which amounted to, 2,239,782 and 2,231,980 shares for the three and nine months ended October 31, 2009, respectively, and 1,454,238 and 1,320,435 for the three and nine months ended October 31, 2008, respectively.

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

The Company accrues for environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of October 31, 2009, accrued environmental reserves totaled $1,258 consisting of $628 in other current liabilities and $630 in other liabilities. Based on currently available information,

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts expiring within the next year. The estimated commitment for the next twelve months is approximately $19,000.

10. FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at October 31, 2009 were as follows:

	Carrying Amount	Fair Value
Investments held for deferred compensation plan	$376	$376
Debt	128,333	98,578
Commodity hedges	591	591

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

Commodity hedges – the fair value was determined using available market prices at the balance sheet date of commodity hedge contracts with similar characteristics and maturity dates.

11. DERIVATIVE INSTRUMENTS

The Company follows the applicable accounting guidance for accounting for derivative instruments and hedging activities. This guidance establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive (loss) income (“AOCI”) or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive loss. When operations are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in stockholders’ equity is released to

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

operations. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in operations each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded as a current period expense in operations.

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

Commodity risk – The Company has entered into lead hedge contracts, which is the primary raw material component of the Company, to manage risk of the cost of lead. The agreements are with major financial institutions with maturities generally less than one year. The Company employs cash flow hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive income (loss) until they are released to the income statement through cost of goods sold in the same period as is the related hedged item (lead).

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

The Company had raw material commodity arrangements for 2,686 metric tons of base metals at October 31, 2009 and 5,056 metric tons at January 31, 2009.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	October 31, 2009	January 31, 2009	Balance Sheet Location
Derivatives designated as hedging instruments:
Commodity Hedges	$591	$0	Other current assets
Commodity Hedges	0	(992)	Other current liabilities

Total fair value	$591	($992)

The Company estimates that $1,045 of net derivatives gains in AOCI as of October 31, 2009 will be reclassified into earnings in the next twelve months.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
	2009	2008	2009	2008
Three months ended October 31,
Commodity Hedges	$(270)	$(1,366)	$(593)	$(2,740)	Cost of Sales

Nine months ended October 31,
Commodity Hedges	$(102)	$(6,508)	$(2,336)	$(8,005)	Cost of Sales

12. WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Nine months ended October 31,
	2009	2008
Balance at beginning of period	$8,069	$11,276
Current year provisions	4,237	3,181
Settlements	(6,115)	(6,654)
Effect of foreign currency translation	—	7

Balance at end of period	$6,191	$7,810

As of October 31, 2009, accrued warranty obligations of $6,191 include $2,349 in current liabilities and $3,842 in other liabilities. As of January 31, 2009 accrued warranty obligations of $8,069 include $3,528 in current liabilities and $4,541 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Settlements include $1,656 and $3,790 related to discontinued operations in the first nine months of fiscal 2010 and 2009, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended October 31,		Three months ended October 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$259	$273	$15	$15
Interest cost	1,131	1,118	31	30
Expected return on plan assets	(904)	(1,251)	—	—
Amortization of prior service costs	—	—	(201)	(201)
Recognized actuarial loss/(gain)	692	294	(1)	(1)

Net periodic benefit cost	$1,178	$434	$(156)	$(157)

	Pension Benefits		Postretirement Benefits
	Nine months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$775	$818	$44	$46
Interest cost	3,394	3,355	94	89
Expected return on plan assets	(2,711)	(3,752)	—	—
Amortization of prior service costs	—	—	(603)	(603)
Recognized actuarial loss/(gain)	2,077	883	(1)	(3)

Net periodic benefit cost	$3,535	$1,304	$(466)	$(471)

The Company made $1,606 of contributions to the pension plans in the nine months ended October, 31, 2009. The Company expects to make additional contributions of approximately $1,355 to its pension plans during fiscal year 2010. The Company also expects to make contributions totaling approximately $160 to the Company sponsored postretirement benefit plan during fiscal year 2010.

14. RESTRUCTURING

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

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2009	Provision Additions	Expenditures	Balance at October 31, 2009
Severance	$1,253	$—	$1,025	$228

Total	$1,253	$—	$1,025	$228

15. FAIR VALUE MEASUREMENT

Assets and liabilities subject to fair value measurements primarily consist of our derivative contracts and investments related to the deferred compensation plan. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The accounting guidance includes a fair value

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets measured at fair value on a recurring basis as of October 31, 2009 and the basis for those measurements:

	Total Fair Value Measurement October 31, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments held for deferred compensation plan	$376	$376	$—	$—
Commodity hedge asset	591	—	591	—

16. ADOPTION OF FASB GUIDANCE ASC 470-20 AND RESTATED PRIOR YEAR BALANCES

Amounts previously reported for the three and nine months ended October 31, 2008 have been restated. The restatement adjustments affected the previously reported balances for accounts payable and cost of sales, which components affect reported gross profit, income tax provision/(benefit), operating income/(loss), net income (loss) and basic and diluted earnings per share. The impact of the adjustments was to increase costs of sales and reduce income before income taxes and non-controlling interest by $423 and $2,620 for the three and nine months ended October 31, 2008. As a result of these changes income tax calculations were also impacted resulting in a reduction of income tax expense by $61 and $344 for the three and nine months ended October 31, 2008. Basic and diluted earnings per share (“EPS”) were reduced by $0.02 and $0.01 per share in the third quarter of fiscal 2009. Basic and diluted EPS were reduced by $0.09 per share for the nine months ended October 31, 2008.

In addition, prior year amounts have been adjusted to reflect adoption of ASC 470-20 as required. See note 5 for additional information.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes the changes to our financial statements as a result of the restatements and adoption of the new guidance described above:

January 31, 2009 Balance Sheet	Previously Reported	Effect of Change due to ASC 470-20 Increase (Decrease)	Effect of Change due to Error Correction - Increase (Decrease)	As Adjusted
Debt issuance costs (included in long-term debt)	$(3,672)	$334		$(3,338)
Convertible Senior Notes 2005	75,000	(16,121)		58,879
Additional paid-in capital	71,749	23,975		95,724
Retained earnings	51,392	(8,188)		43,204

Three Months ended October 31, 2008 Statement of Operations
Cost of sales	$77,222		$423	$77,645
Gross profit	16,600		(423)	16,177
Interest expense, net	2,121	748		2,869
Income tax provision	551		(61)	490
Net income (loss) attributable to C&D Technologies, Inc.	964	(748)	(362)	(146)
Income (Loss) per share basic and diluted
Basic	$0.04	$(0.03)	$(0.02)	$(0.01)
Diluted	$0.02	$(0.03)	$(0.01)	$(0.02)

Nine Months ended October 31, 2008 Statement of Operations
Cost of sales	$234,147		$2,620	$236,767
Gross profit	45,936		(2,620)	43,316
Interest expense, net	6,672	2,171		8,843
Income tax provision	846		(344)	502
Net income attributable to C&D Technologies, Inc.	2,743	(2,171)	(2,276)	(1,704)
Income (Loss) per share basic and diluted
Basic	$0.11	$(0.09)	$(0.09)	$(0.07)
Diluted	$0.09	$(0.08)	$(0.09)	$(0.08)

October 31, 2008 Statement of Cash Flows
Net income (loss)¹	$2,259	$(2,171)	$(2,276)	$(2,188)
Amortization of debt acquisition and discount costs	1,272	2,171		3,443
Accounts payable	(13,746)		2,620	(11,126)
Deferred income taxes	327		(344)	(17)

¹	Previously reported net income has been adjusted to reflect change in noncontrolling interest as described in Note 1.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended October 31, 2009, compared to Three Months Ended October 31, 2008

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period refer to the third quarter of fiscal year 2010. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the third quarter of fiscal year 2010 decreased $2,612 or 3% to $91,210 from $93,822 in the third quarter of fiscal year 2009. This decrease was principally due to a reduction in contractual prices resulting from a decline in the price of lead over the comparable period, partially offset by higher volumes, primarily in our Asian business. Under our contractual pricing arrangements, generally pricing trails changes in the price of lead on the London Metal Exchange (“LME”). Average LME lead prices decreased from an average of $0.91 per pound in the second quarter of fiscal year 2009 to $0.72 per pound in the second quarter of fiscal year 2010.

Gross profit in the third quarter of fiscal year 2010 decreased $3,167 or 19.6% to $13,010 from $16,177 in the third quarter of fiscal year 2009. Margins as a percent of sales decreased from 17.2% in the third quarter of fiscal year 2009 to 14.3% in the third quarter of fiscal year 2010. Margins increased sequentially to 14.3% in the third quarter of fiscal 2010 compared to 12.1% in the second quarter of fiscal 2010. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness partially offset by a reduction in commodity hedge losses. The margin improvement versus the second quarter of fiscal 2010 was primarily driven by improved pricing, sales mix and volume, offset by increased lead prices. Lead prices traded on the LME have continued to be volatile, having traded as high as $1.11 per pound on September 8, 2009 and as low as $0.81 per pound on August 12, 2009. Higher pension and other fringe benefit costs also negatively impacted margin performance. These negative impacts on gross margin were partially offset by the positive impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses in the third quarter of fiscal year 2010 increased $1,279 or 12.6% to $11,457 from $10,178. The increase is primarily due to higher selling costs of approximately $600 associated primarily with new product introductions and increased warranty costs of approximately $900, partially offset by reduced bad debt expense of $400. As a percentage of sales, selling, general and administrative expenses increased to 12.6% in fiscal 2010 compared to 10.8% in the third quarter of fiscal 2009.

Research and development expenses in the third quarter of fiscal year 2010 increased $451 or 27.2% to $2,108 from $1,657. As a percentage of sales, research and development expenses increased from 1.8% in the third quarter of fiscal year 2009 to 2.3% in the third quarter of fiscal year 2010 due to higher costs supporting investment in new technologies and China growth initiatives.

The Company had an operating loss in the third quarter of fiscal year 2010 of $555 compared to operating income of $4,342 in the third quarter of fiscal year 2009. The change is mainly due to the decrease in gross profit compared to the third quarter of fiscal 2009 combined with the increased selling costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income/(Loss) from continuing operations for the 3 rd quarter of fiscal year 2010 vs. fiscal year 2009.

Fiscal Year 2010 vs. 2009
Operating Income Three months ended October 31, 2008	$4,342
Lead, net	2,372
Price / Volume / Mix	(4,734)
Warranty	(941)
Pension	(744)
Other	(850)

Operating Loss Three months ended October 31, 2009	$(555)

Interest expense, net in the third quarter of fiscal year 2010 increased $200 or 7.0% to $3,069 from $2,869 in the third quarter of fiscal year 2009 due to a $103 increase in the non-cash amortization of debt discount related to the 2005 Notes (see Note 5) and higher interest expense due to higher China borrowings used for working capital needs and capital improvements. Interest expense includes $850 and $748 in fiscal years 2010 and 2009, respectively, for non-cash amortization of debt discount related to the 2005 Notes.

Other income was $23 in the third quarter of fiscal year 2010 compared to other expense of $1,208 in the third quarter of fiscal year 2009 primarily due to a decrease in foreign currency expense of $700 and an increase in other income of $500.

Income tax benefit of $120 was recorded in the third quarter of fiscal year 2010, compared to an expense of $490 in the third quarter of fiscal year 2009. The tax benefit in the third quarter of fiscal year 2010 is primarily due to foreign losses in taxable jurisdictions.

Non-controlling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net loss attributable to Non-controlling interest was $41 in fiscal year 2010 compared to $79 in fiscal year 2009.

As a result of the above, net loss attributable to C&D of $3,440 was recorded in the third quarter of fiscal year 2010 compared to $146 in the prior year. Basic and diluted losses per share were $0.13 in the third quarter of fiscal year 2010 and $0.01 and $0.02 in fiscal 2009, respectively.

Other Comprehensive Income (Loss)

Other comprehensive loss attributable to C&D increased by $621 in the third quarter of fiscal year 2010 to $2,121 from $1,516 in the third quarter of fiscal year 2009. This increase was due primarily to the increase in net loss attributable to C&D from $146 in the third quarter of fiscal 2009 to $3,440 in the third quarter of fiscal year 2010 offset by an unrealized gain on derivative instruments of $1,009 in the third quarter of fiscal year 2010 compared to a loss of $395 in third quarter of fiscal year 2009 and foreign currency translation adjustments increasing by $48 in fiscal year 2010 compared to a decrease of $1,074 in fiscal year 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Nine Months Ended October 31, 2009, compared to Nine months Ended October 31, 2008

Net sales for the nine months ended October 31, 2009 decreased $32,774 or 11.7% to $247,309 from $280,083 in the nine months ended October 31, 2008. This decrease was principally due to contractual price decreases resulting from the decline in the price of lead. Under our contractual pricing arrangements, generally pricing trails changes in the price of lead on the LME. Average London Metal Exchange (“LME”) prices decreased from an average of $1.02 per pound in the nine months ended October 31, 2008 to $0.96 per pound in the nine months ended October 31, 2009. Additionally, sales were negatively impacted by lower volumes as a result of the general economic environment, principally in the Company’s North American telecommunications and UPS markets partially offset by volume expansion in our Asian business.

Gross profit for the nine months ended October 31, 2009 decreased $14,958 or 34.5% to $28,358 from $43,316 in the nine months ended October 31, 2008. Margins decreased to 11.5% from 15.5% in the prior year. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness offset by a reduction in commodity hedge losses. Lead prices traded on the LME have continued to be volatile, having traded as high as $1.11 per pound on September 8, 2009 and as low as $0.45 per pound on February 24, 2009. Higher pension and other fringe benefit costs also negatively impacted margin performance. These negative impacts on gross margin were partially offset by the positive impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses for the nine months ended October 31, 2009, increased $612 or 2.0% to $30,810 from $30,198. The increase is primarily due to increased warranty costs of approximately $1,000, selling expenses of $200 and consulting charges of $500 offset by lower compensation and fringe benefits of approximately $1,000 and reduced bad debt charges of $200 in fiscal year 2010. As a percentage of sales, selling, general and administrative expenses were 12.4% and 10.8% in the nine months ended October 31, 2009 and 2008, respectively.

Research and development expenses for the nine months ended October 31, 2009 increased $734 or 14.5% to $5,785 from $5,051 in the nine months ended October 31, 2008. As a percentage of sales, research and development expenses increased from 1.8% in the nine months ended October 31, 2008 to 2.3% in the nine months ended October 31, 2009 due to higher costs supporting investment in new technologies and China growth initiatives.

Operating loss for the nine months ended October 31, 2009 was $8,237 compared to operating income of $8,067 in the nine months ended October 31, 2008. The reduction is due to the decreased gross profit and increases other expenses as described above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Income/(Loss)

Nine months ended October 31, 2009 vs. Nine months ended October 31, 2008

Fiscal Year 2010 vs. 2009
Operating Income Nine months ended October 31, 2008	$8,067
Lead, net	23,243
Price / Volume / Mix	(34,551)
Warranty	(1,056)
Pension	(2,232)
Other	(1,708)

Operating Loss Nine months ended October 31, 2009	$(8,237)

Interest expense, net for the nine months ended October 31, 2009, increased $66 or 0.8% to $8,909 from $8,843 in the nine months ended October 31, 2008, primarily due to a $300 increase for non-cash amortization of debt discount on the 2005 Notes partially offset by a decrease in interest rates on certain variable rate debt.

Other income was $57 for the nine months ended October 31, 2009, compared to other expense of $910 in the nine months ended October 31, 2008. The increase was primarily due to a change in foreign currency from an expense of $500 to income of $100 and an increase in other income of $200.

Income tax expense of $2,052 was recorded in the nine months ended October 31, 2009, compared to $502 in the nine months ended October 31, 2008. Tax expense in the nine months ended October 31, 2009 is primarily due to amortization of intangible assets, resulting in deferred income tax expense, foreign taxes on profits in taxable jurisdictions and a $300 tax accrual for an uncertain tax position related to foreign operations.

Non-controlling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2009, the joint venture had a net loss attributable to non-controlling interest of $327 compared to $484 in the nine months ended October 31, 2008. The variance is reflected by improved performance of the Company’s China operations.

As a result of the above, net loss attributable to C&D of $18,814 was recorded compared to $1,704 in the prior year.

Other Comprehensive Income

The Company recorded other comprehensive loss of $13,655 for the nine months ended October 31, 2009 as compared to income of $181 in the nine months ended October 31, 2008. This decrease was primarily due to the net loss attributable to C&D of $18,814 in the nine months ended October 31, 2009 as compared to $1,704 in the comparable period in the previous fiscal year and a decrease in foreign currency adjustments of $264 compared to $824 in the prior year. This increase in loss was partially offset by an increase in the unrealized gain on derivative instruments of $4,103 in fiscal year 2010 compared to $1,402 in fiscal year 2009 and an increase in pension adjustments to $808 in fiscal 2010 as compared to $249 in fiscal 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash used in operating activities was $757 for nine months ended October 31, 2009, compared to net cash provided of $9,503 in the comparable period of the prior fiscal year. This change is primarily a result from the increased loss in fiscal 2010 combined with an increase in inventory in the current year while in the prior year cash was generated from decreases in inventory. Inventory levels have increased primarily due to increases in the cost of lead. These changes were offset by a reduction in the use of cash for accounts payable compared to the prior year as a result of corresponding lead price changes and ongoing accounts payable management.

Net cash used in investing activities was $9,707 in the first nine months of fiscal year 2010 as compared to $9,250 in the first nine months of fiscal year 2009. In fiscal year 2010, we had purchases of property, plant and equipment of $10,302 compared with $12,017 in the prior year. Capital expenditures are principally in support of our cost reduction activities and new product development. This was offset by a reduction of restricted cash of $577 related to commodity hedging activities in the first nine months of fiscal 2010 compared to $2,283 in the prior fiscal year.

Net cash provided by financing activities increased $8,951 to $9,137 for the nine months ended October 31, 2009, compared to $186 in the comparable period of the prior fiscal year. Proceeds from borrowings under the Company’s revolving Credit Facility and expansion of the Company’s China line of credit were the primary source of cash provided by financing activities in fiscal year 2010. The primary purpose of the new borrowings in the current fiscal year was to fund capital purchases and working capital needs.

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

We have also assessed the impact of the severe liquidity crises at major financial institutions on our ability to access capital markets on reasonable terms. Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crisis intensifies or is protracted. Our current credit facility does not expire until December 7, 2010. As of October 31, 2009, the maximum availability calculated under the borrowing base was approximately $44,288, of which $6,204 was funded, and $5,645 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes, subject to the above discussion.

Additionally, our $52,000 and $75,000 convertible notes do not have initial maturities (put provisions) until November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

If at some future time we are notified by the NYSE that we have fallen below the NYSE’s continued listing standards relating to minimum average global market capitalization and minimum equity, we could face suspension and delisting proceedings. In that case, we have 45 days to submit a plan to NYSE that demonstrates our ability to regain compliance within 18 months. If we are permitted to submit a plan, upon receipt of this plan, the NYSE would have 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE would either accept the plan, at which time we would be subject to ongoing monitoring for compliance with this plan, or the NYSE would not accept the plan and we would be subject to suspension and delisting proceedings.

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

At this time, we do not believe recent market disruptions will impact our long-term ability to obtain financing. We expect to have access to liquidity in the capital markets on terms acceptable to us before the maturity date of our Current Facility, which expires on December 7, 2010, and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months.

We estimate capital spending for fiscal year 2010 to be in the range of $14,000 to $16,000, including funding for new product modifications and cost reduction opportunities.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of October 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt	$141,848	$8,644	$6,204	$—	$127,000
Interest payable on notes	113,320	6,798	13,595	13,595	79,332
Operating leases	5,563	1,854	1,492	685	1,532
Projected – lead purchases*	19,000	18,000	1,000	—	—
Equipment and other	293	293	—	—	—
Capital Leases	288	175	111	2	—

Total contractual cash obligations	$280,312	$35,764	$22,402	$14,282	$207,864

* Amounts are based on the cash price of lead at October 30, 2009 which was $1.05.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,645	$5,645	$—	$—	$—

Total commercial commitments	$5,645	$5,645	$—	$—	$—

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

•	statements of future economic performance; and

•	statements regarding the ability to obtain amendments under our debt agreements or our long term ability to obtain financing.

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementing Data of our Form 10-K, and the following general factors:

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

•	our ability to maintain and generate liquidity to meet our operating needs;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	uncertainty in financial markets;

•	our ability to stay listed on a national securities exchange;

•	our success or timing of new product development;

•	impact of any changes in our management;

•	we may have additional asset impairment charges;

•	our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	our success or timing of new product development;

•	changes in our product mix;

•	success of productivity initiatives, including rationalizations, relocations or consolidations;

•	costs of our compliance with environmental laws and regulations and resulting liabilities; and

•	our ability to protect our proprietary intellectual property and technology;

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

The Company is exposed to various market risks. The primary financial risks include fluctuations in interest rates, certain raw material commodity prices, and changes in currency exchange rates. The Company manages these risks through normal operating and financing activities and, when appropriate, through the use of derivative instruments. It does not invest in derivative instruments for speculative purposes, but enters into hedging arrangements in order to reduce its exposure to fluctuations in the price of lead.

On occasion, the Company has entered into non-deliverable forward contracts with certain financial counterparties to hedge our exposure to the fluctuations in the price of lead, the primary raw material component used by the Company. The Company employs hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive gain or loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead).

Additional disclosure regarding various market risks are set forth in the Company’s fiscal year 2009 Annual Report on Form 10-K filed with the SEC.

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

As of October 31, 2009, our previously identified material weakness in our internal control over financial reporting relating to effective controls over the period end reconciliation of inventory liability clearing accounts remains. Specifically, our account reconciliations, analyses and review procedures were ineffective as it related to the following: (1) timely completion of the account reconciliation (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts.

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

As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2009. Nevertheless, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

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

Issuer Purchases of Equity Securities:

NONE

On September 30, 2004, the Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to repurchase up to 1 million shares of C&D Technologies common stock having a total purchase price of no greater than $25 million. This program entirely replaces and supersedes all previously authorized stock repurchase programs. No shares were purchased during the first nine months of fiscal year 2010 under this program.

Restrictions on Dividends and Treasury Stock Purchases:

Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess Credit Facility availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. No dividends have been declared during the first nine months of fiscal year 2010.

Item 6.	Exhibits.

	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number		Form	Date	Exhibit Number

10.1	Employment Agreement dated October 1, 2009. between C&D Technologies, Inc. and Todd J. Greenspan				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

December 8, 2009	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves
President, Chief Executive Officer and Director (Principal Executive Officer)

December 8, 2009	By:	/s/ IAN J. HARVIE
Ian J. Harvie
Vice President Finance and Chief Financial Officer (Principal Financial Officer)

December 8, 2009	By:	/s/ TODD J. GREENSPAN
Todd Greenspan
Vice President & Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement dated October 1, 2009. between C&D Technologies, Inc. and Todd J. Greenspan

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002