Form 10-K
period 2010-01-31
C&D TECHNOLOGIES INC
filed 2010-04-20
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2009: $51,058,536

Number of shares outstanding of each of the Registrant’s classes of common stock as of March 31, 2010: 26,361,616 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Part III—Portions of Registrant’s Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Form 10-K.

C&D TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended January 31, 2010

C&D TECHNOLOGIES, INC.

PART I

Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

All dollar amounts are in thousands unless otherwise indicated.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make. We may, from time to time, make written or verbal forward-looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions in filings with the Securities and Exchange Commission (“SEC”), in our press releases and in oral statements made by our representatives, identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are based upon management’s current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	statements of future economic performance; and

•	statements regarding the ability to obtain amendments under our debt agreements or to obtain additional funding in the future.

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8—Financial Statements and Supplementary Data, and the following general factors:

•	our ability to maintain and generate liquidity to meet our operating needs, as well as our ability to fund and implement business strategies, acquisitions and restructuring plans;

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

•	our ability to successfully pass along increased material costs to our customers;

•	failure of our customers to renew supply agreements;

•	competitiveness of the battery markets in North America, Europe and Asia;

•	the substantial management time and financial and other resources needed for the consolidation and rationalization of acquired entities;

•	political, economic and social changes, or acts of terrorism or war;

•	successful collective bargaining with our unionized workforce;

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

The Market for Our Products

We manufacture and market integrated reserve power systems and components for the standby power market, which include telecommunications, uninterruptible power supply (“UPS”) cable services and utilities and renewable energies. Integrated power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. We also produce the individual components of these systems including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television (“CATV”) signal powering, corporate data center powering, computer network backup for use during power outages and renewable energy integration.

We market our products through independent manufacturer’s representatives, national and global distributors, specialty resellers and our own sales personnel to end users and original equipment manufactures (“OEMs”).

Item 1.	Business

Overview

C&D Technologies, Inc. (together with its operating subsidiaries, “we,” “the Company,” “our” or “C&D”) is a leading manufacturer, marketer and distributor of electrical power storage systems for the standby power storage market.

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

We primarily manufacture, market and distribute lead acid batteries and standby power systems that integrate lead acid batteries with electronic components, which are used to provide backup or standby power for electrical equipment in the event of power loss from the primary power source. Our broad product offering includes: flooded lead acid batteries (“flooded”); valve-regulated lead acid (“VRLA”) batteries; large format lithium battery systems and power rectifiers and other related power distribution and monitoring equipment. Standby power systems are used in UPS systems, wireless and wireline telecommunications, CATV systems, utilities and other applications.

To meet the needs of our customers, we sell our batteries and other standby power systems components in a wide variety of sizes, configurations and electrical capacities. Specifically, we sell lead acid batteries in two broad categories: flooded and VRLA. Flooded batteries, which require periodic watering and maintenance, are typically used in UPS, telecommunications and utility applications. VRLA, or sealed, batteries, which are often smaller and require less maintenance, are used in wireless cell sites, CATV systems, corporate data centers and computer networks and other applications. Power rectifiers convert or “rectify” external AC power into DC power at the required level and quality of voltage necessary to constantly charge the standby battery or recharge a renewable energy storage battery. Our batteries and standby power systems are marketed and sold under the DYNASTY®, MAXRATE®, msENDUR®, LIBERTY® and SAGEON® brands.

Fiscal Year Reporting

Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the year mentioned. Dollar amounts included herein in Item 1 are presented in thousands unless otherwise indicated.

Products and Customers

We primarily manufacture and market integrated reserve power systems and components for the standby power market, which includes telecommunications, UPS, military, cable, utilities, nuclear power plant, renewable energy, pipeline, oil and gas and other process industries. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption.

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

We primarily manufacture lead acid batteries for use in reserve power systems. We sell these batteries in a wide range of sizes and configurations in two broad categories:

•	flooded batteries; and

•	VRLA (sealed type).

Flooded batteries require periodic watering and maintenance. VRLA batteries require less maintenance and are often smaller.

To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or “rectify” external AC power into DC power at the required voltage to constantly charge the reserve battery or recharge the renewable energy storage battery. For installations with end applications that require varied power levels from 12Amps to 6000Amps, our power control and distribution equipment distributes the rectified power for each of the applications.

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

Telecommunications. As with UPS, we produce battery solutions to fill the many application needs of today’s telecommunications industry. Designed specifically for the telecommunications need for long life and extended runtime, our flooded MCT™ and LCT™ family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE™ and msENDUR family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our C&D Tel Series VRLA Long Duration batteries are designed to Telcordia standards (an independent standards and testing company for telecommunications systems) to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our telecommunications customers use the majority of our standby power products in applications, such as central telephone exchanges, microwave relay stations, private branch exchange (“PBX”) systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

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

Equipment for Electric Utilities, Industrial Control Applications and Renewable Energy Applications. We produce rectifiers, batteries and integrated systems used in reserve power and energy storage systems for switchgear and instrumentation control systems used in electric utilities, industrial control and renewable energy applications. These power systems provide auxiliary power that enables fossil fuel, hydro and nuclear power generating stations, switching substations offshore platforms and other industrial control facilities to be shut down in an orderly fashion during emergencies or power failures until a power source comes back on-line, as well as providing a storage medium to enable renewable energy resources to be aligned with demand.

Sales, Installation and Servicing

The sales, installation and servicing of certain products are performed through several networks of independent manufacturer’s representatives located around the world. Most of our independent manufacturer’s representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchased for resale. Other products are sold via a network of independent manufacturer’s representatives as well as independent distributors located throughout the world.

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

One of our customers, Emerson Electric Company and Subsidiaries, accounted for 12.9%, 17.4% and 14.3% of our net sales for the years ended January 31, 2010, 2009 and 2008, respectively. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to 20 years, generally are applicable to flooded standby power batteries.

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

Our order backlog at March 31, 2010 and 2009 from continuing operations was $37,976 and $48,915, respectively. We expect to fill virtually all of the March 31, 2010, backlog during fiscal year 2011.

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

Our products compete on the basis of:

•	product quality and reliability;

•	technology;

•	reputation;

•	value;

•	delivery capability; and

•	customer service.

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

Research and Development

Research and development expenses from continuing operations for the fiscal years ended January 31, 2010, 2009 and 2008, were $7,555, $6,940 and $6,433, respectively.

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

During FY 2010, C&D established a research and development center in our Shanghai facility, focused on serving the rapidly expanding market for power storage in Asia. This center complements our extensive R&D resources in North America.

New product releases included the following in fiscal year 2010:

•

The UPS-12700MRF, a high rate discharge version of TRUE FRONT ACCESS™ series of monobloc batteries. This product, targeted at the UPS market, takes advantage of the unique terminal design of the TRUE FRONT ACCESS product line to minimize power losses during use.

•	The DNT series of UPS monobloc batteries. These products optimize power output at short discharge rates, and are intended to serve the needs of the growing Asian data center market.

•

The LBT series of monobloc telecommunication batteries. These products are optimized to deliver power at long discharge rates, and are expected to serve the needs for both distributed and centralized power in the Asian telecommunication market.

•	An expanded line of C&D products for the “anti-idling” truck market. These products help freight carriers to reduce emissions by providing long term power to the vehicles during extended stops.

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

Additionally, the division strives to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during the year.

International Operations

Along with our domestic manufacturing facilities, we have international manufacturing facilities in China and Mexico. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China, Europe and the Middle East. International sales accounted for 24%, 19% and 14% of net sales for the years ended January 31, 2010, 2009 and 2008, respectively.

Patents and Trademarks

We own and license certain patents and trademarks that we consider to be of importance to our business. However, we believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent and trademark protection. While we believe that patents and trademarks are important to our business, the loss of any single or several patents or trademarks would not have a material adverse effect on our Company. The principal trademarks of the Company, which we regard as being of substantial value in the marketing of our products, include: C&D®, C&D TECHNOLOGIES®, C&D TECHNOLOGIES POWER SOLUTIONS®, DYNASTY®, LIBERTY®, LIBERTY SERIES®, , MAXRATE®, msENDUR® and SAGEON®.

Employees

On January 31, 2010, we employed approximately 1,550 people. Of these employees, approximately 1,100 were employed in manufacturing and approximately 450 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at two North American plants are represented by two different unions under collective bargaining agreements.

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

Notwithstanding our efforts to maintain compliance with applicable environmental requirements, if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of our business (or that of a predecessor to the extent we are not indemnified therefore), we may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, which could have a material adverse effect on our business, financial condition, or results of operations. However, under the terms of the purchase agreement with Allied Corporation (“Allied”) for the acquisition (the “Acquisition”) of them (the “Acquisition Agreement”), Allied was obligated to indemnify us for any liabilities of this type resulting from conditions existing at January 28, 1986, that were not disclosed by Allied to us in the schedules to the Acquisition Agreement. These obligations have since been assumed by Allied’s successor in interest, Honeywell (“Honeywell”).

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

We have terminated operations at our Huguenot, New York, facility, and have completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. We are also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The Company is currently investigating the presence of lead contamination in soils at and adjacent to the facility. Additionally, the site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, we filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

We, together with Johnson Controls, Inc. (“JCI”), are conducting an assessment and remediation of contamination at and near our facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing cleanup project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing offsite disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, we entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. We continue to share with JCI the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds in groundwater.

In February 2005, we received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on our Attica, Indiana property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of our property. In 2009, the EPA determined that the impact to the two city wells was from sources unrelated to the Company’s property. The EPA also advised that it believes the former landfill is subject to remediation under the Resource Conservation and Recovery Act (“RCRA”) corrective action program. We conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified us that they also wanted us to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from our Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, we agreed to an Administrative Order on Consent with the EPA to investigate, and remediate if necessary, site conditions at the facility. The Company has timely complied with all required investigative and remedial actions required by EPA.

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

We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of January 31, 2010, accrued environmental reserves totaled $1,174 consisting of $630 in other current liabilities and $544 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

We have included as Exhibits 31.1 and 31.2 to our Annual Report on form 10-K for fiscal year ended January 31, 2010, filed with the SEC, certifications of the Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosure. In July 2009, we submitted to the New York Stock Exchange the certification of the Chief Executive Officer required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by us of the New York Stock Exchange corporate governance listing standards.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

We maintain an Internet web site (www.cdtechno.com) and make available free of charge on or through the web site our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our web site and in printed form upon request, our Code of Business Conduct, which includes our Corporate Compliance Program and a Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all our personnel serving in a finance, accounting, tax or investor relations role. Any amendments or waivers of the Code of Ethics will be promptly posted on our website at www.cdtechno.com or on Form 8-K, as required by law.

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

We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If our cash provided by operating and financing activities is insufficient to fund our cash requirements, we could face substantial liquidity problems.

Our net losses from continuing operations attributable to C&D Technologies, Inc. were $25,538, $16,885 and $4,764 for the fiscal years ending 2010, 2009 and 2008, respectively. Further, as of January 31, 2010, we have approximately $154,000 of debt related to our Credit Facility, 2005 Notes and 2006 Notes and China line of credit. In the event we require additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all.

Our liquidity derived from our Credit Facility is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support our required liquidity in the future. In addition, our Credit Facility requires us to meet certain financial ratios if our availability falls below certain thresholds. Our ability to meet these financial provisions may be affected by events beyond our control. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past. Such amendments may not be available in the future, if required.

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business and continue as a going concern. Current credit and capital market conditions combined with our recent history of operating losses and negative cash flows are likely to impact and/or restrict our ability to access capital markets in the near-term and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect our agreements and payment terms with vendors and certain of our vendors may require us to pay for purchases in advance or upon delivery or on reduced terms. Accordingly, we may not be able to continue operating as a going concern, including filing of a voluntary petition under Chapter 11 of the Bankruptcy Code.

We may not be able to satisfy our cash requirements in the near term from cash provided by operating activities. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance and committed credit line and/or revolver to satisfy those needs. However, we may not be able to access our revolving credit facility if we are in default under our revolving credit agreement. Absent access to additional liquidity from credit markets, or other sources of external financial support, including accommodations from key vendors, we may not have the minimum levels of cash necessary to operate the business during fiscal year 2011. We may need to delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, if possible in an adequate and timely manner.

Any breach of the covenants in our Credit Facility or the indentures governing our 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If we incur an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. Additionally, our 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2011 and November 2012, respectively. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under our Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would have an material adverse impact on the Company including filing of a voluntary petition under Chapter 11 of the Bankruptcy Code.

Fluctuations in prices and availability of raw materials, particularly lead, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be, and have been in the past, adversely affected by increases in the cost of raw materials, particularly lead, the primary cost component of our battery products, or other product parts or components such as copper and plastics. Lead represented approximately 40% of our cost of sales in fiscal year 2010. Lead market prices averaged $1.21 per pound in fiscal year 2008, $0.89 per pound in fiscal year 2009 and $0.83 per pound in fiscal year 2010. Lead traded as high as $1.18 per pound on January 7, 2010. We have lead clauses in many customer contracts which allow us to offset the changes in lead costs through higher / lower revenue—however, generally on a lag basis. In the current fiscal year these lead clauses resulted in sales price increases. Sales price increases are ultimately offset by higher cost lead in direct materials. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases in a timely manner, or at all, could have a material adverse effect on our results of operations and cash flows.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate supply and delivery of raw materials, including lead, and other product parts or components from our suppliers or from internal manufacturing capacity. Although we work closely with both our internal and external suppliers (and, as to the continuing availability of lead, our industry associations) to avoid encountering unavailability or shortages, we may encounter shortages in the future. The cessation, reduction or interruption of supply of raw materials, product parts or components, including the reduction in available credit from vendors, could have a material adverse effect on our operations. The loss of a key supplier or the inability to obtain certain key products or components could cause delays or reductions in shipments of our products, which could negatively affect customer satisfaction or cause a loss of sales to competitors, thereby reducing our revenues, or could increase our costs.

Market disruptions caused by a financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our Credit Facility amongst other avenues to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to renew commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our lenders will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

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

Continued market disruptions could cause a broad economic downturn, which may lead to increased incidence of customers’ failure to pay for products delivered, which could adversely affect our financial condition, results of operations and cash flow.

The capital market disruptions could result in increased costs related to variable rate debt. As a result, continuation of the market disruptions could increase our interest expense and adversely impact our results of operations.

A disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within our pension plans. Significant declines in the value of the investments held within our pension plans may require us to increase contributions to those plans in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future. These trends may also adversely impact our results of operations, net cash flows and financial positions, including our shareholders’ equity.

Market conditions may unfavorably impact the value of pension plan assets and liabilities, which then could require significant additional funding. The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension plans and could significantly impact our results of operations and financial position. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns and which may fall below our projected return rates. A decline in the market value of the pension plan assets will increase the funding requirements under our pension plans if the actual asset returns do not recover these declines in value. In addition, our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. In fiscal years 2010 and 2009 our contributions to our plans were $2,300 and $2,600, respectively. We expect to make required contributions totaling approximately $5,100 to our plans in fiscal year 2011. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension plans. Also, future increases in pension costs as a result of reduced plan assets may not be fully recoverable from our customers and the results of operations and financial position could be negatively affected.

During fiscal 2009, the unfunded status of our pension plans increased significantly primarily due to lower than expected asset returns, which are expected to result in increased benefit costs and minimum required funding contributions in future years. During fiscal 2010, the unfunded status of our pension plans increased again, to a lesser extent as compared to fiscal 2009, primarily due to lower than expected discount rates.

Restrictive loan covenants may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our $75,000 principal amount Line of Credit Facility (“Credit Facility”), the indenture governing our 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) and the indenture governing our 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”), contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility and the indentures governing our 2005 Notes and 2006 Notes restrict, among other things, our ability and the ability of our subsidiaries to:

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

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

Our common stock is listed on the NYSE. We do not currently meet all of the NYSE continued listing standards, which require us, among other things, to maintain (i) an average closing price of at least $1.00 per share of common stock, (ii) a market capitalization of $15 million, and (iii) either a minimum average global market capitalization of at least $50 million during any consecutive 30-trading-day period or equity of at least $50 million. Our market capitalization fluctuates, and on March 31, 2010 was $42,179. At January 31, 2010, our equity was below $50 million, and has not increased since that date.

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

We had capital expenditures of approximately $15,000 and $17,000 in fiscal years 2010 and 2009, respectively. We expect to spend approximately 2% to 4% of future revenues on capital expenditures in future periods, excluding the construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

Changes in the tax legislation in the Peoples Republic of China may impact our competitiveness and increase the cost basis of product manufactured at our Shanghai facility.

Changes in the tax legislation in the Peoples Republic of China have effectively increased the cost basis of products manufactured at our Shanghai facility and exported from China by over 10% in the past. Absent price increases to our customers, these changes would impact profitability of our Shanghai facility and may also impact the competitiveness of this operation versus alternative manufacturing locations.

Certain of our materials sourcing originate in China. Enforcement of existing laws or contracts based on existing Chinese law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction in China. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

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

We are subject to risks associated with our foreign operations and currency exchange rates.

We have operations in Canada, China, England and Mexico, either directly or through our Chinese majority —owned joint venture. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound and the Chinese Renminbi (“RMB”) or Yuan. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

Foreign operations are subject to risks that can materially increase the cost of operating in foreign countries and thereby may reduce our overall profitability. These risks include, but are not limited to:

•	currency exchange rate fluctuations;

•	increases in foreign tax rates and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate and/or sell our products, including inflation;

•	the difficulties associated with managing an organization which operates throughout various countries;

•	required compliance with a variety of foreign laws and regulations; and

•	limited protection of intellectual property in certain foreign jurisdictions.

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

We continue to place emphasis on improving the quality of the products we manufacture and on more timely delivery of our products. To the extent management is unsuccessful at achieving the goals of any or all of these initiatives; we will not be able to achieve our anticipated operating results.

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

We have been awarded a government contract by the U.S. Army, and U.S. government agencies have special contracting requirements, which create additional risks.

During fiscal year 2010, we were awarded a contract with the U.S. Army to develop large-format lithium-ion battery systems. In contracting with U.S. government agencies, we are subject to various federal contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet these requirements, certain of which we may not be able to satisfy.

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our existing contracts;

•	reduce the scope and value of existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

As a U.S. government contractor, we may become subject to periodic audits and reviews. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation, and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspensions or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our R&D costs and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we may become subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

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

Currently, approximately 54% of our domestic workforce is unionized, and we engage in collective bargaining negotiations with the unions that represent them. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies, which could adversely impact our competitive position and therefore adversely impact our business operations and financial results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements as of January 31, 2009, we identified a material weakness in our internal control over financial reporting.

While we remediated this material weakness during fiscal 2010, there can be no assurance that a material weakness will not be identified in the future.

As discussed in our fiscal year 2009 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC in 2009, during the prior 2009 fiscal year, our management team under the supervision and direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as a result of certain material weakness. In connection with the assessment of our internal controls over financial reporting and disclosure controls and procedures at January 31, 2010, we determined that such material weaknesses had been fully remediated and that our internal controls over financial reporting and disclosure controls and procedures at January 31, 2010 were effective. The failure to maintain the adequacy of our internal controls over financial reporting may cause our internal controls over financial reporting and disclosure controls and procedures to be ineffective and any determination that a material weakness in our internal controls over financial reporting exists in the future may cause our internal controls over financial reporting and disclosure controls and procedures to be ineffective. Any such conclusion that our internal controls over financial reporting or disclosure controls and procedures are not effective in the future may adversely affect our ability to report our financial condition and results of operations accurately and in a timely manner and could negatively impact our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Set forth below is certain information, as of March 31, 2010, with respect to our principal properties.

Location	Square Footage	Products Manufactured at or Use of Facility
United States Properties:
Milwaukee, Wisconsin(1)	370,000	Small standby power batteries
Attica, Indiana(1)	295,000	Large standby power batteries
Leola, Pennsylvania(1)	240,000	Small standby power batteries, Round Cell and battery R&D laboratory
Dunlap, Tennessee(2)	72,000	Electronics products and electronics R&D laboratory
Blue Bell, Pennsylvania(2)	48,000	Corporate headquarters

International Properties:
Shanghai, China(3)	327,000	Small standby power batteries
Reynosa, Mexico(1)	240,000	Large standby power batteries
Romsey, United Kingdom(2)	21,000	Distribution center
Mississauga, Canada(2)	20,000	Sales office and distribution center

(1)	Property is owned by C&D.

(2)	Property is leased by C&D.
(3)	Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 47 years remain.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business—Environmental Regulations for a description of certain legal proceedings in which we are involved.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is traded on The New York Stock Exchange under the symbol CHP. There were 46 registered record holders of our Common Stock on March 31, 2010.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

	Years Ended January 31,
	2010		2009
Fiscal Quarter	High	Low	High	Low
First Quarter	$2.91	$1.09	$6.57	$4.80
Second Quarter	2.43	1.47	9.05	5.28
Third Quarter	2.50	1.82	7.92	3.17
Fourth Quarter	1.93	1.31	3.57	1.20

Dividends. For the years ended January 31, 2010 and 2009, we did not declare or pay any dividends.

Our loan agreements permit dividends to be paid on our Common Stock, up to $1,750 in any one calendar year, subject to certain restrictions, including having excess availability of at least $30,000 for each of the thirty consecutive days immediately prior to the date of the dividend. Subject to those restrictions and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.)

On February 22, 2000, our Board of Directors declared a dividend of one common stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between us and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among us, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York Mellon (formerly Bank of New York) as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. On February 26, 2010 an amendment was signed between us and Bank of New York Mellon (formerly Bank of New York) revising the final expiration date to March 2, 2010 as well as changing the purchase price of the rights (see the SEC Forms 8-K and 8-A/A filed on March 1, 2010 for additional information). Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from us one one-hundredth of a share of Common Stock at a purchase price of $20 per one one-hundredth of a share, subject to adjustment, as stated in the Rights Agreement, as amended. Upon the occurrence of certain events involving a hostile takeover of us, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our common stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of common stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended January 31, 2010.

Stock Price Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming quarterly dividend reinvestment over the last five fiscal years, in the total stockholder return on the Common Stock, with the total return on the New York Stock Exchange Market Value Index (the “NYSE Market Value Index”), a broad equity market index, and the total return of a selected peer group index (the “SIC Code Peer Group Index”). The SIC Code Peer Group is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Supplies” and is comprised of all publicly traded companies having the same three-digit SIC Code (369) as C&D. The price of each unit has been set at $100 on January 31, 2005 for the purpose of preparation of the graph.

Comparison of Five-Year Cumulative Total Return

For the year ended January 31,

Among C&D Technologies, Inc., NYSE Market Value

Index and SIC Code Peer Group Index

Fiscal Year	C&D	NYSE	Peer Group
2005	100.00	100.00	100.00
2006	54.95	116.91	89.52
2007	35.81	136.42	102.26
2008	39.26	137.45	100.26
2009	19.76	80.45	52.90
2010	9.82	109.50	75.95

Item 6.	Selected Financial Data

The following selected historical financial data for the periods indicated have been derived from our audited amended consolidated financial statements giving effect for discontinued operations.

STATEMENT OF OPERATIONS DATA

(In thousands, except share and per share data)

Fiscal(1)	2010	2009(2)	2008(3)	2007(4)	2006(5)
NET SALES	$335,709	$365,540	$346,073	$287,241	$263,689

COST OF SALES	298,175	319,038	310,089	249,385	215,326

GROSS PROFIT	37,534	46,502	35,984	37,856	48,363

OPERATING EXPENSES:
Selling, general and administrative expenses	41,045	41,615	35,576	33,228	34,685
Research and development expenses	7,555	6,940	6,433	6,232	5,876
Gain on sale of Shanghai, China plant	—	—	(15,162)	—	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(11,066)	(2,053)	9,137	(1,604)	7,802

Interest expense, net(6)	12,207	11,729	10,828	13,525	10,203
Other expense (income), net	284	1,675	(921)	1,393	259

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,557)	(15,457)	(770)	(16,522)	(2,660)
Provision for income taxes from continuing operations	2,223	1,993	1,063	919	8,669

LOSS FROM CONTINUING OPERATIONS	(25,780)	(17,450)	(1,833)	(17,441)	(11,329)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(16,353)	(28,827)	(45,843)

NET LOSS	(25,780)	(17,450)	(18,186)	(46,268)	(57,172)
Net (loss) income attributable to noncontrolling interest	(242)	(565)	2,931	(1,273)	83

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	(25,538)	(16,885)	(21,117)	(44,995)	(57,255)

Loss per share
Basic:(7)
Net loss from continuing operations attributable to C&D TECHNOLOGIES, INC.	$(0.97)	$(0.65)	$(0.19)	$(0.63)	$(0.45)

Net loss from discontinued operations attributable to C&D TECHNOLOGIES, INC.	$—	$—	$(0.63)	$(1.13)	$(1.81)

Net loss attributable to C&D TECHNOLOGIES, INC.	$(0.97)	$(0.65)	$(0.82)	$(1.76)	$(2.26)

Diluted(8)
Net loss from continuing operations attributable to C&D TECHNOLOGIES, INC.	$(0.97)	$(0.66)	$(0.19)	$(0.63)	$(0.45)

Net loss from discontinued operations attributable to C&D TECHNOLOGIES, INC.	$—	$—	$(0.63)	$(1.13)	$(1.81)

Net loss attributable to C&D TECHNOLOGIES, INC.	$(0.97)	$(0.66)	$(0.82)	$(1.76)	$(2.26)

Dividends per common share	$—	$—	$—	$0.01375	$0.055

BALANCE SHEET DATA
Total assets	$299,459	$283,915	$317,557	$411,987	$426,852
Short-term debt	8,777	5,881	5,568	1,286	—
Long-term debt	131,091	107,637	105,403	126,612	104,274
Equity	42,470	64,903	99,255	124,526	171,325

(1)	The Power Electronics Division and certain assets of the Motive Division were sold during the fiscal year 2008 and as a result the results of those divisions have been classified Discontinued Operations for all periods. Prior years have been adjusted to reflect updated presentation requirements for non-controlling interests.
(2)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2009: Cost of Sales includes non-cash fixed asset impairment and environmental charges totaling $1,222 and $821, respectively related to our idle plant in Conyers, GA. Selling, General and Administrative Expenses include $1,334 of restructuring costs relating to cost saving measures initiated during the year.
(3)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2008: Cost of Sales includes $2,991 of costs associated with the closure of our Conyers, Georgia manufacturing facility and there is a $15,162 gain on the sale of our old Shanghai, China manufacturing facility included with operating expenses.
(4)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2007: Cost of Sales includes non-cash fixed asset impairment charges totaling $985 and $763 relating to environmental clean up charges in our Standby Power Division. Loss from Discontinued Operations includes a non-cash goodwill impairment charge of $13,947, relating to the Power Electronics Division.
(5)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2006: Cost of Sales also includes the reversal of $2,481 of environmental reserves as a result of revised estimates associated with two of our facilities. The Loss from Discontinued Operations includes fixed asset impairments, non-cash goodwill, environmental reserves and intangible asset impairment charges of $4,802, $13,674, $1,023 and $20,045, respectively.
(6)	Interest expense for fiscal years 2009, 2008, 2007 and 2006 have been adjusted to include non-cash expense due to the adoption of new accounting guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). Adoption required that convertible debt be discounted to its fair value at the issuance date with the discount being amortized as additional interest expense over the expected life of the debt. As a result, interest expense has been increased by $2,942, $2,582, $2,265 and $398 for fiscal years 2009, 2008, 2007 and 2006, respectively. See Note 1 of the financial statements for additional information
(7)	Based on 26,299,208, 25,841,967, 25,661,354, 25,590,448 and 25,379,717 weighted average shares outstanding—basic, for fiscal years 2010, 2009, 2008, 2007 and 2006, respectively.
(8)	Based on 26,299,208, 25,936,533, 25,661,354, 25,590,448 and 25,379,717 weighted average shares outstanding—diluted, for fiscal years 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended January 31, 2010 and 2009 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Report on Form 10-K.

Raw Material Pricing and Productivity

During fiscal year 2010, we experienced decreased demand for products sold domestically and increased demand internationally. Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have changed significantly from an annual average of $1.21 per pound in 2008 to $0.89 per pound in 2009 to $0.83 per pound in 2010. We have implemented a series of selling price increases/decreases and a surcharge mechanism for some of our customers based upon lead prices at certain periods. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing / lower direct material costs from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted.

Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2010, 2009 and 2008, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2010	2009	2008
Average annual LME price per pound of lead	$0.83	$0.89	$1.21
Lowest average monthly LME price per pound of lead	$0.50	$0.44	$0.81
Highest average monthly LME price per pound of lead	$1.07	$1.36	$1.69

Lead represented approximately 40% of our cost of good sold for both fiscal year 2010 and fiscal year 2009. Lead traded as high as $1.18 per pound on January 7, 2010. The changes in lead market price have negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. Based upon our current revenue stream we estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,000.

Inflation

The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Most of our raw materials prices, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2010. We generally have not been able to fully and timely offset these higher prices through our pricing actions.

We believe that, over recent years, we have been able to partially offset inflationary cost increases on certain items by:

•	effective raw materials purchasing programs;

•	increases in labor productivity;

•	improvements in overall manufacturing efficiencies; and

•	selective price increases of our products.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal	2010	2009	2008
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	88.8%	87.3%	89.6%

GROSS PROFIT	11.2%	12.7%	10.4%

OPERATING EXPENSES:
Selling, general and administrative expenses	12.2%	11.4%	10.3%
Research and development expenses	2.3%	1.9%	1.9%
Gain on sale of Shanghai, China plant	0.0%	0.0%	(4.4)%

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(3.3)%	(0.6)%	2.6%

Interest expense, net	3.6%	3.2%	3.1%
Other expense (income), net	0.1%	0.5%	(0.3)%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7.0)%	(4.2)%	(0.2)%
Provision for income taxes from continuing operations	0.7%	0.5%	0.3%

LOSS FROM CONTINUING OPERATIONS	(7.7)%	(4.8)%	(0.5)%
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	0.0%	0.0%	(4.7)%

NET LOSS	(7.7)%	(4.8)%	(5.3)%

Net (loss) income attributable to noncontrolling interest	(0.1)%	(0.2)%	0.8%

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	(7.6)%	(4.6)%	(6.1)%

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the preparation of our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Periodically, we enter into prepayment contracts with various customers and receive advance payments for product to be delivered in future periods. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by us for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when we believe the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Impairment of Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. We determine the fair value of our reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to our overall market capitalization. The fair value of the reporting units is compared to their carrying value to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value, an impairment loss is indicated. The loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of the goodwill, an impairment loss is recorded.

Our implied fair value is dependent upon significant judgments and estimates of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance, and economic conditions and may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. A one percent increase/decrease in the discount rate increases/decreases the fair value by approximately $2,000. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our competitive advantages that would likely provide synergies to a market participant. In addition, we may consider external market factors when we believe such factors contribute to a decline and volatility in our stock price which may not reflect our underlying fair value. A $0.10 increase/decrease in our average stock price increases/decreases our market capitalization by approximately $2,600. If any combination of changes to significant assumptions resulted in a 10% reduction in fair value as of January 31, 2010, we would still have satisfied the first step of the goodwill assessment.

Employee Benefit Plans

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by accounting guidance related to pension plans and postretirement benefit obligations. We consider accounting guidance for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

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

Litigation and Environmental Reserves

We are involved in litigation in the ordinary course of business, including personal injury, property damage and environmental litigation. We also expend funds for environmental remediation of both company-owned and third-party locations. In accordance with accounting guidance for contingencies and environmental remediation liabilities, we record a loss and establish a reserve for litigation or remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other PRPs, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

Results of Operations

On August 31, 2007, we completed the sale of our Power Electronics Division for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with accounting guidance related to the impairment or disposal of long-lived assets, we present the results of operation of the Power Electronics Division for the year ended January 31, 2008 as discontinued operations. See Note 21, Discontinued Operations, in the notes to the consolidated financial statements for further discussion.

On September 7, 2007, we announced the change of method of accounting for its inventory from the last-in, first-out (“LIFO”) to the first-in, first-out (“FIFO”) method. In accordance with accounting guidance regarding accounting changes and error corrections, we have retrospectively applied this change in method of inventory costing to all prior periods. See Note 1, Summary of Significant Accounting Policies, and Note 4, Inventories, in the notes to the consolidated financial statements for further discussion.

On October 24, 2007, we announced the sale of certain assets of our Motive Power Division. As a result of this decision and in accordance with accounting guidance related to the impairment or disposal of long-lived assets, we present the results of operation of the Motive Power Division for the year ended January 31, 2008 as discontinued operations. We recorded severance of approximately $1,000, fixed asset impairments of approximately $2,500 and approximately $1,700 in inventory obsolescence in discontinued operations as a result of the sale. See Note 21, Discontinued Operations, in the notes to the consolidated financial statements for further discussion.

Fiscal 2010 Compared to Fiscal 2009

Continuing operations

Net sales for fiscal year 2010 decreased $29,831 or 8.1% to $335,709 from $365,540 in fiscal year 2009. This decrease was caused by lower pricing and sales volumes in the U.S. partially offset by higher volumes in Asia. This decrease was principally due to contractual price decreases resulting from the decline in the price of lead. Under our contractual pricing arrangements, generally pricing trails changes in the price of lead on the Average London Metal Exchange (“LME”). Additionally, sales were negatively impacted by lower volumes as a result of the general economic environment, principally in the Company’s North American telecommunications and UPS markets partially offset by volume expansion in our Asian business.

Gross profit for fiscal 2010 decreased $8,968 or 19.3% to $37,534 from $46,502. Margins decreased to 11.2% from 12.7% in fiscal year 2009. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness offset by a reduction in commodity hedge losses. Lead prices traded on the LME have continued to be volatile having traded as high as $1.18 per pound on January 7, 2010 and as low as $0.45 per pound on February 24, 2009. Higher pension and other fringe benefit costs also negatively impacted margin performance. These negative impacts on gross margin were partially offset by the positive impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses for fiscal year 2010 decreased $570 or 1.4% to $41,045 from $41,615. This decrease was primarily due to recording restructuring charges of $1,334 in fiscal 2009, partially offset by higher overall selling costs of approximately $800.

Research and development expenses for fiscal 2010 increased $615 or 8.9% to $7,555 from $6,940 due to higher costs supporting investment in new technologies and China growth initiatives. As a percentage of sales, research and development expenses were 2.3% and 1.9% in fiscal year 2010 and fiscal year 2009, respectively.

We had an operating loss from continuing operations in fiscal year 2010 of $11,066 as compared to $2,053 in fiscal year 2009. This change was due to a number of factors summarized in the accompanying table.

Analysis of Change in Operating Loss from continuing operations for fiscal year 2010 vs. fiscal year 2009

Fiscal Year 2010 vs. 2009
Operating loss - fiscal 2009	$(2,053)
Lead - decreased costs, net	18,533
Pricing/Volume/Mix	(27,005)
Restructuring costs Fiscal 2009	1,334
Pension costs	(2,830)
Impairment and other charges related to Conyers, Georgia facility Fiscal 2009	2,043
Other, including cost reduction programs	(1,088)

Operating loss - fiscal 2010	$(11,066)

Interest expense net for fiscal year 2010 increased $478 or 4.1% to $12,207 from $11,729 in fiscal year 2009, primarily due to a $406 increase for non-cash amortization of debt discount on the 2005 Notes.

Other expense was $284 in fiscal year 2010 compared to $1,675 in fiscal year 2009. The decrease in expense was primarily due to a foreign currency losses in fiscal year 2009 of $1,128 compared to gains of $13 in fiscal year 2010. These exchange gains and losses are principally related to movements in the Canadian dollar, Mexican peso and British pound.

Income tax expense of $2,223 was recorded in fiscal year 2010, compared to $1,993 in fiscal year 2009. Tax expense in fiscal year 2010, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries principally in the United Kingdom, non-cash deferred tax expense related to the amortization of intangible assets and the impact of losses for which no tax benefit is recognized under accounting guidance related to income taxes.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2010, the joint venture had a noncontrolling interest loss of $242 compared to $565 in fiscal year 2009 reflecting improved operating performance of the Company’s China operations primarily due to increasing sales volume.

As a result of the above, a net loss attributable to C&D Technologies, Inc. of $25,538 was recorded compared to $16,885 in the prior year. On a per share basis, the net loss was $0.97 basic and diluted in fiscal year 2010 compared to $0.65 basic and $0.66 diluted in fiscal year 2009.

Other Comprehensive Loss

Other comprehensive loss attributable to C&D Technologies, Inc. decreased to $23,461 in fiscal year 2010 from $38,348 in fiscal year 2009. This decrease was due to a significant decrease in the minimum pension liability adjustment, which decreased to $498 in fiscal year 2010 as compared to $23,095 in fiscal year 2009. This was partially offset by an increase in the net loss from $17,450 in fiscal year 2009 to $25,780, in fiscal year 2010, an unrealized gain on derivative instruments of $2,334 in fiscal year 2010 as compared to $1,451 in fiscal year 2009 and a change in the currency translation adjustments from a gain of $779 in fiscal 2009 to $258 in fiscal 2010. The change in the minimum pension liability adjustment was the result of a decrease in our pension plan assets due to the significant losses in the overall stock market during fiscal year 2009.

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

Gross profit for fiscal 2009 increased $10,518 or 29.2% to $46,502 from $35,984. Margins increased to 12.7% from 10.4% in fiscal year 2008. This improvement is primarily due to increased sales volume, lower costs for raw materials partially offset by losses on certain lead hedges, benefits from the Company’s cost reduction programs offset by fixed asset impairment and other environmental charges related to our Conyers, Georgia facility of $2,043, as well as the elimination of fiscal 2008 one time costs including severance and other costs related to the closure of the Company’s Conyers, Georgia facility of approximately $2,991. Average LME prices decreased from an average of $1.21 per pound in fiscal year 2008 to $0.89 per pound in fiscal 2009.

Selling, general and administrative expenses for fiscal year 2009 increased $6,039 or 17.0% to $41,615 from $35,576. This increase was primarily due to recording restructuring charges of $1,334, higher warranty expenses of $2,310, and higher selling costs of approximately $900 related to increased sales as well as new product introduction expenses.

Research and development expenses for fiscal 2009 increased $507 or 7.9% to $6,940 from $6,433 as we invested in new product designs. As a percentage of sales, research and development expense was 1.9% in both fiscal years 2008 and fiscal year 2009.

During fiscal 2008 the Company recognized a gain of $15,162 from the sale of its old joint venture manufacturing facility in Shanghai, China.

We had an operating loss from continuing operations in fiscal year 2009 of $2,053 as compared to income of $9,137 in fiscal year 2008. This change was due to a number of factors summarized in the accompanying table including a one time gain on the sale of a plant located in Shanghai, China for $15,162.

Analysis of Change in Operating Income from continuing operations for fiscal year 2009 vs. fiscal year 2008

Fiscal Year 2009 vs. 2008
Operating income - fiscal 2008	$9,137
Lead - increased costs, net	(9,021)
Fiscal 2008 - severance	425
Fiscal 2008 - Gain on sale of plant in Shanghai, China	(15,162)
Fiscal 2008 - Conyers, Georgia closure costs	2,991
Pricing/Volume/Mix	15,662
Restructuring costs Fiscal 2009	(1,334)
Increase in warranty expense	(2,310)
Other selling general and administrative expenses	(2,395)
Impairment and other charges related to Conyers, Georgia facility Fiscal 2009	(2,043)
Other, including cost reduction programs	1,997

Operating loss - fiscal 2009	$(2,053)

Interest expense net for fiscal year 2009 increased $901 or 8.3% to $11,729 from $10,828 in fiscal year 2008, as the Company periodically borrowed on its revolving credit facility in fiscal 2009 related to continuing operations whereas in fiscal 2008 the majority of such borrowings were to support discontinued operations. In addition, interest expense increased by $360 due to increased costs for the amortization of debt discount costs for the 2005 Notes.

Other expense was $1,675 in fiscal year 2009 compared to other income of $921 in fiscal year 2008. The increase in expense was primarily due to a foreign currency losses in fiscal year 2009 of $1,128 compared to gains of $1,428 in fiscal year 2008. These exchange gains and losses are principally related to movements in the Canadian dollar, Mexican peso and British pound.

Income tax expense of $1,993 was recorded in fiscal year 2009, compared to $1,063 in fiscal year 2008. Tax expense in fiscal year 2009, is primarily due to a combination of tax expense in certain profitable foreign subsidiaries principally in the United Kingdom, non-cash deferred tax expense related to the amortization of intangible assets and the impact of losses for which no tax benefit is recognized under accounting guidance related to accounting for income taxes.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2009, the joint venture had a noncontrolling interest loss of $565 compared to $2,931 in fiscal year 2008 reflecting improved operating performance of the Company’s China operations.

As a result of the above, a net loss from continuing operations of $16,885 was recorded compared to $4,764 in the prior year. On a per share basis, the net loss was $0.65 basic and $0.66 diluted in fiscal year 2009 compared to $0.19 basic and diluted in fiscal year 2008.

Other Comprehensive Loss

Other comprehensive loss attributable to C&D Technologies, Inc. increased from $31,435 in fiscal year 2008 to $38,348 in fiscal year 2009. This increase was due to a significant increase in the minimum pension liability adjustment, which decreased by $12,430 in fiscal year 2008 as compared to an increase of $23,095 in fiscal year 2009. The change in the minimum pension liability adjustment was the result of a decrease in our pension plan assets due to the significant losses in the overall stock market during our fiscal year. This was partially offset by a decrease in the net loss from $18,186 in fiscal year 2008 to $17,450, in fiscal year 2009, an unrealized loss on derivative instruments of $10,268 in fiscal year 2008 as compared to an unrealized gain of $1,451 in fiscal year 2009 and a change in the currency translation adjustments from a loss of $11,541 in fiscal 2008 to a gain of $779 in fiscal 2009.

Future Outlook

We consider the following, among other matters, to be key elements of focus for our underlying business plans and strategies for fiscal year 2011. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

Lead and Commodity Costs and Pricing

Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, has changed significantly from an annual average of $1.21 cents per pound in 2008 then down to $0.89 cents per pound in 2009 and down to $0.83 cents per pound in 2010. One of the most important initiatives that we have implemented has been our effort to drive pricing in the Industrial Battery business. In the year ended January 31, 2008, we had announced several general price increases, and, in addition to these base-price increases, previously introduced a lead surcharge mechanism to more directly tie product pricing to the cost of lead. As a result of these efforts, we believe there has been more rationale pricing in the marketplace although there is still a lag between when contractual prices change to reflect actual market prices for lead. In addition, we utilize a number of mechanisms to manage the impact of changing lead costs, including contractual arrangements with our customers, longer term supply agreements with our lead suppliers, hedging programs and the use of tolling or recycling of lead with third party providers.

Manufacturing Moves

The construction of a new manufacturing facility by our joint venture in Shanghai, China was completed during the first quarter of fiscal year 2008. This facility was built due to the relocation of our old facility as required by the Chinese Government. Production commenced during the first quarter of fiscal year 2008.

On April 16, 2007, we announced the closure of our Standby Power manufacturing facility in Conyers, Georgia and the relocation of our production to Leola, Pennsylvania. The relocation was completed during the fourth quarter of fiscal year 2008.

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

Liquidity and Capital Resources

Overview

As discussed under Item 1A Risk Factors, there is an uncertainty regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern. We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future. Our net losses from continuing operations were $25,538, $16,885 and $4,764 for the fiscal years ending 2010, 2009 and 2008, respectively. Further, as of January 31, 2010, we have approximately $154,000 of debt related to our Credit Facility, 2005 Notes and 2006 Notes and China line of credit. In the event we required additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued and sufficient availability of credit from our trade vendor and the ability to re-finance or obtain debt in the future.

Our liquidity is primarily determined by our availability under the Credit Facility, our unrestricted cash balances and cash flows from operations. If our cash requirements exceed the cash provided by our operating activities, then we would look to our unrestricted cash balances and the availability under our Credit Facility to satisfy those needs. While we believe our liquidity will be sufficient to meet our ongoing cash needs to fund operations, capital expenditures and debt service for at least the next twelve months, there can be no assurance given in this regard. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued and sufficient availability of credit from our trade vendors and the continued availability under our Credit Facility. To the extent unforeseen events occur or operating results are below forecast we believe we can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. We estimate capital spending for fiscal year 2011 of approximately $9,000, including funding for new product technologies and cost reduction opportunities. Despite these potential actions, if we are not able to satisfy our cash requirements in the near term from cash provided by operating activities or through access to our Credit Facility, we may not have the minimum levels of cash necessary to operate the business during fiscal year 2011 and therefore, we may not be able to continue operating as a going concern, including filing of a voluntary petition under Chapter 11 of the Bankruptcy Code.

Credit Facility

As amended on April 9, 2010, the Company has a $55,000 principal amount Line of Credit Facility (“Credit Facility”). The Credit Facility consists of a three-year senior revolving line of credit which does not expire until June 6, 2013. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and currently bears interest at LIBOR plus 3%. As of January 31, 2010, after deducting the minimum excess availability requirement of $10,000 (prior to amendment), the maximum availability calculated under the borrowing base was $42,721, of which $18,605 was funded, and $5,707 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

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

Our liquidity derived from our Credit Facility is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support our required liquidity in the future. In addition, our Credit Facility requires us to meet a minimum fixed charge coverage ratio if our availability falls below $10,000. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. During fiscal year 2010, our availability was above the threshold for each reporting period. Although not required to do so, we did not meet such financial covenants during fiscal 2010. Our ability to meet these financial provisions may be affected by events beyond our control. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past. Such amendments may not be available in the future, if required. If we are unable to obtain such amendments, we may not be able to continue operating as a going concern, which may require us to file a voluntary petition under Chapter 11 of the Bankruptcy Code.

On April 20, 2010, we completed the Amendment to the Credit Agreement. The Amendment increased the total size of the credit facility to $75,000 by the addition of a $20,000 term loan tranche. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of the Guarantors, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line tranche of the credit facility. The term loan tranche is payable on the earlier to occur of June 6, 2013 and the termination of the credit facility. The term loan tranche initially bears interest at the rate of 11.25 percent plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, for the one-year period following the Amendment, we have a requirement to maintain minimum excess availability under the Credit Agreement of $15,000. We expect to maintain excess availability above this $15,000 minimum. There are also minimum EBITDA requirements, subject to an event of default, beginning with our quarter ended April 30, 2011. The Credit Agreement, as amended by the Amendment, still requires us to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $10,000. Fees of approximately $1,300 were incurred in connection with this April 20, 2010 amendment. Proceeds from the term loan tranche will be utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 60 million RMB (approximately $8,790 US Dollars at January 31, 2010) with an interest rate of 5.73% as of January 31, 2010. This credit line was established to provide our plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2010 and January 31, 2009, $8,644 and $5,852, respectively, was funded under this facility. This credit facility matures in May 2010.

Convertible Notes

Our $52,000 and $75,000 convertible notes have initial maturities (put provisions) in November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates. The $52,000 and $75,000 convertible notes traded at 73.8% and 55.6% of face value on January 31, 2010, respectively.

Historical Cash Flows

Net cash used in operating activities from continuing operations was $8,068 for fiscal year 2010, compared to cash provided by operating activities of $9,256 in the comparable period of the prior fiscal year. This decrease in cash flows from operations of $17,324 is primarily the result of an increase in the operating loss for the year of $8,330 combined with an increase in inventory in the current year of $14,600, as opposed to a decrease in inventory of $23,835 in the prior year, resulting in a change in cash outflow of $38,435 related to inventory. Inventory levels have increased primarily due to increases in the cost of lead compared to its cost at the end of the prior fiscal year as well as due to the increase in our Asian business and related levels of inventory. These unfavorable changes were partially offset by an increase in accounts payable of $10,519 associated with the increased lead prices and ongoing accounts payable management in the current year while accounts payable decreased by $17,165 in the prior year, creating a change in cash inflows of $27,684 related to accounts payable.

The increase in inventory and accounts payables is primarily due to higher lead prices. Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. Lead traded at an average of $1.06 per pound in the fourth quarter of fiscal 2010 as compared to an average of $0.51 per pound in the fourth quarter of fiscal 2009. During fiscal years 2010, 2009 and 2008, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2010	2009	2008
Average annual LME price per pound of lead	$0.83	$0.89	$1.21
Lowest average monthly LME price per pound of lead	$0.50	$0.44	$0.81
Highest average monthly LME price per pound of lead	$1.07	$1.36	$1.69

Net cash used by continuing investing activities was $13,893 in fiscal year 2010 as compared to $12,652 in the prior fiscal year. Acquisitions of property, plant and equipment was $14,760 in fiscal year 2010 compared with $16,613 in fiscal year 2009. Additionally, restricted cash associated with our lead hedges decreased by $849 compared with $3,477 in the prior year.

Net cash provided by financing activities for continuing operations was $21,432 in fiscal year 2010 as compared to $131 in the prior fiscal year. In fiscal year 2010, we borrowed $18,605 on our U.S. credit facility to pay for capital additions and to fund operations and borrowed $3,072 from our line of credit in China.

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

Assumptions used to determine periodic pension costs and benefit obligations for our defined benefit pension plans from continuing operations were:

	Pension Benefits
Fiscal Year	2010	2009	2008
Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	5.75%	6.60%	6.35%
Rate of compensation increase	4.00%	4.00%	4.45/4.00%
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	6.60%	6.35%	5.90%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.45/4.00%

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal 2010 pension expense by approximately $122

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal 2010 pension expense by approximately $132 and

•	a 25 basis point change in compensation levels from those used would have no material impact on fiscal year 2010 pension expense as a result of the frozen and non-pay related plans.

In fiscal years 2010 and 2009, the accumulated benefit obligation exceeded the plan assets by $30,355 and $28,593, respectively. We recognized an increase in the pension liability of $23,095 in fiscal year 2009 in our accumulated other comprehensive loss, primarily because of reductions in the fair value of assets held by the plans due to the overall decline in the stock market that year coupled with an increase in the overall benefit obligation.

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

In fiscal years 2010 and 2009, our contributions to our plans were $2,336 and $2,594, respectively. We expect to make required contributions totaling approximately $5,100 to our pension plans and $181 to our postretirement medical plan in fiscal year 2011.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of January 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt*	$154,249	$8,644	$18,605	$—	$127,000
Interest payable on notes*	113,622	7,613	14,410	13,966	77,633
Operating leases	5,021	1,837	1,130	616	1,438
Projected—lead purchases**	135,000	84,000	51,000	—	—
Equipment	1,994	1,994	—	—	—
Capital leases	224	133	91	—	—

Total contractual cash obligations	$410,110	$104,221	$85,236	$14,582	$206,071

*	These amounts assume that the convertible notes will be held to maturities, shows the Credit Facility as paid in fiscal year 2013 as it was renewed subsequent to the fiscal year end with a new maturity date and includes interest on the Credit Facility through fiscal year 2013 calculated at the same interest rate and outstanding balance at January 31, 2010 and the China debt up through fiscal year 2015.
**	Amounts are based on the cash price of lead at January 29, 2010 which was $0.93.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,707	$5,645	$62	$—	$—

Total commercial commitments	$5,707	$5,645	$62	$—	$—

In March 2010, the Company entered into an agreement whereby the operating lease on the property located in Blue Bell, Pennsylvania was extended through March 2016. The above minimum annual lease obligation table is as of January 31, 2010 and accordingly, this new lease agreement is not reflected in the above as it was entered into subsequent to year end.

Off-Balance Sheet Arrangements

Other than certain elements of our standby letters of credits arrangements, we have no off-balance sheet arrangements at January 31, 2010.

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

At January 31, 2010 and 2009, we had hedged approximately 6.8 million and 11.1 million pounds of lead at an average price of $1.01 per pound and $0.598 per pound, respectively.

The net market value of our lead contracts was a liability of $643 and $992 at January 31, 2010 and 2009, respectively. At January 31, 2010 and 2009, a 10% change in the price of lead would result in a $691 and $568 change in the market value of the lead contract, respectively.

Our financial instruments are subject to interest rate risk and fair value risk. Our financial instruments include our revolving credit facilities, our convertible notes and our capital leases. The net market value of our debt instruments (excluding capital leases) was $107,282 and $88,340 at January 31, 2010 and 2009, respectively. According to our established policies, we monitor ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates.

We occasionally use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. There were no foreign currency hedges outstanding at January 31, 2010 and 2009.

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

Evaluation of Disclosure Controls and Procedures:

Our management, including the CEO and CFO conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and CFO have concluded based on their evaluation that, as of January 31, 2010, the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, are effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of January 31, 2010. The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Remediation of Material Weakness:

As discussed in our fiscal 2009 Annual Report on Form 10-K, we concluded that we had a material weakness in our internal controls over financial reporting as of January 31, 2009 as we did not maintain effective controls over the period end reconciliation of inventory liability clearing accounts. Accordingly, our management concluded that our internal controls over financial reporting were not effective as of January 31, 2009. Specifically, our account reconciliations, analyses and review procedures were ineffective as it relates to the following: (1) timely completion of the account reconciliation, (2) independent and timely review of the reconciliation and (3) review and approval of journal entries related to these accounts. These control deficiencies resulted in the misstatement of our accounts payable and cost of sales accounts and related financial disclosures, and resulted in the restatement of our consolidated financial statements for the fiscal quarters ended July 31, 2008 and October 31, 2008.

To remediate the material weakness described above and to enhance our internal control over financial reporting, management implemented processes to enhance established policies and procedures for monthly account reconciliations, developed additional training for accounting personnel, made certain personnel changes and reallocated duties amongst certain accounting personnel. The remediation efforts were designed and implemented by management as soon as practicable throughout the year and were fully in place by the end of the third quarter ended October 31, 2009. Management continued to review and evaluate the operating effectiveness of the new processes and procedures through the end of the fiscal year 2010, when it was concluded that our internal controls over financial reporting were effective. We completed the assessment of the remediation efforts during the fourth quarter of fiscal year 2010 and concluded that the existing material weakness had been fully remediated.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors,” “Current Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” included in our proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information under the captions “Principal Stockholders,” “Beneficial Ownership of Management” and “Equity Compensation Plan Information” included in our proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to our policy and procedures for review, approval or ratification of transactions with related persons is incorporated by reference herein to our proxy statement and is included in the section entitled “Review and Approval of Transactions with Related Persons, Policies and Procedures”. Information with respect to director independence is incorporated by reference herein to our proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and is included in the section entitled “Board of Directors and Corporate Governance”.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” included in our proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2010 and 2009

Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity for the years ended January 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the years ended January 31, 2010, 2009 and 2008

II.    Valuation and Qualifying Accounts

(3)	Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation of C&D, as amended	8-K	06/30/98	3.1 & 3.2

3.2	Amended and Restated By-laws of C&D	8-K	12/4/07	3.2

4.1	Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate; Amendment to Rights Agreement	10-Q	10/31/04	10.3

4.2	Purchase Agreement dated November 16, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.2

4.3	Registration Rights Agreement dated November 21, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.3

4.4	Indenture, dated as of November 21, 2005, between C&D and Bank of New York, as trustee	10-K	01/31/06	4.4

4.5	Form of C&D Technologies, Inc. 5.25% Convertible Senior Notes due 2025	10-K	01/31/06	4.5

4.6	Purchase Agreement dated November 15, 2006 between C&D and the several named purchasers named in schedule A thereto	8-K	11/15/06	10.1

4.7	Registration Rights Agreement dated November 21, 2006, between C&D and the several purchasers named in Schedule I thereto	8-K	11/22/06	10.1

4.8	Indenture, dated as of November 21, 2006, between C&D and the Bank of New York, as trustee	8-K	11/16/06	4.8

4.9	Form of C&D Technologies, Inc. 5.50% Convertible Senior Notes due 2026	8-K	11/16/06	10.1

10.1	Purchase Agreement dated November 27, 1985, between Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986	S-1	1/28/87	10.1

10.2	Agreement dated December 15, 1986, between C&D and Allied	S-1	1/28/87	10.2

10.3	Lease Agreement dated February 15, 1994, by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D); Extension and Modification Agreement effective December 19, 2003	10-K	01/31/04	10.3

10.4	Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser	8-K	03/01/99	2.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.5	Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, First Amendment thereto dated as of December 9, 2004, Second Amendment thereto dated as of April 21, 2005, Third Amendment thereto dated as of April 29, 2005, Fourth Amendment and Waiver thereto dated as of November 8, 2005, Fifth Amendment thereto dated July 20, 2007, Sixth Amendment thereto dated August 30, 2007	10-Q 10-K 10-K 10-K 8-K 8-K 10-Q	07/31/04 1/31/05 1/31/05 1/31/05 11/16/05 7/20/07 7/31/07	10.5 10.5 10.5 10.5 10.1 10.1 10.1

10.6	Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations	10-K	01/31/05	10.6

10.7	Uncommitted loan facility dated June 5, 2001, between C&D Holdings Limited and ABN Amro Bank N.V.	10-Q	04/30/01	10.2

10.8	Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003	8-K	09/25/03	10.1

10.9	Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company’s Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder	10-Q	10/31/04	10.2

10.10	Assignment and Assumption dated as of August 3, 2004, by and between Bank of America, N.A. and Sovereign Bank	10-Q	07/31/04	10.2

10.11	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.12	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.4

10.13	LLC Interest Purchase Agreement between Celestica Corporation, Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.1

10.14	Share Purchase Agreement between Celestica International Inc., Celestica Inc., C&D Power Systems (Canada) ULC and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.2

10.15	Asset Purchase Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.3

10.16	Asset Purchase Agreement between Celestica Electronics (Shanghai) Co. Ltd., Datel Electronic Technology (Shanghai) Co., Ltd., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.4

10.17	Inventory Purchase Agreement between Celestica Suzhou Technology Ltd., Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.5

10.18	Purchase Price Adjustment Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Celestica Electronics (Shanghai) Co. Ltd., Celestica Suzhou Technology Ltd., Celestica Inc., C&D Power Systems (Canada) ULC, C&D Technologies, Inc., Dynamo Acquisition Corp., and Datel Electronic Technology (Shanghai) Co., Ltd., dated September 23, 2004	8-K	09/30/04	2.6

10.19	Merger Agreement dated as of June 10, 2004, among C&D Technologies, Inc., CLETADD Acquisition Corporation and Datel Holding Company	8-K	09/30/04	10.1

10.20	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent.; Amendment No. 1 thereto dated March 30, 2006	10-K 8-K	1/31/06 04/05/06	10.2 10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.21	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner.; Amendment No. 1 thereto dated March 30, 2006.; Amendment No. 3 thereto dated December 21, 2006.; Amendment No. 4 thereto dated April 13, 2007	10-K 8-K 8-K 10-K 8-K 10-Q	01/31/06 03/31/06 12/21/06 01/31/07 07/20/07 07/31/07	10.21 10.2 10.1 10.21 10.1 10.1

10.22	Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006	10-Q	4/30/06	10.9

10.23	Form of C&D Technologies, Inc. 5.5% Convertible Senior Notes due 2026	8-K	11/15/06	10.1

10.24	Purchase Agreement dated June 19, 2007 between C&D Technologies, Inc. and Murata Manufacturing Co., Ltd	8-K	8/31/07	10.1

10.25	Asset Purchase Agreement dated October 24, 2007, between C&D Technologies, Inc and Crown Battery Manufacturing Co.	8-K	10/24/07	10.1

10.26	Agreement dated the 1st day of February, 2007, by and among C&D Technologies, Inc., a Delaware corporation (the “Company”), SCSF Equities, LLC, a Delaware limited liability company, Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation, Sun Capital Securities Fund, LP, a Delaware limited partnership, Sun Capital Securities Advisors, LP, a Delaware limited partnership, Sun Capital Securities, LLC, a Delaware limited liability company, and Rodger R. Krouse (collectively, the “Sun Parties”)	8-K	2/1/07	10.1

Management Contracts or Plans

10.27	Charter Power Systems, Inc. 1996 Stock Option Plan, First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999	10-Q 10-Q	7/31/96 7/31/99	10.1 10.3

10.28	C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan	10-K	1/31/01	10.7

10.29	C&D Technologies, Inc. Savings Plan as restated and amended , First Amendment thereto dated June 12, 2002, Second Amendment thereto dated November 20, 2002; Third Amendment thereto dated June 18, 2003	10-K 10-Q 10-Q 10-Q	7/31/02 10/31/02 10/31/02 7/31/03	10.9 10.10 10.11 10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.30	C&D Technologies, Inc. Pension Plan for Salaried Employees as amended and restated ; First Amendment thereto dated June 12, 2002 ; Second Amendment thereto dated September 25, 2002 ; Third Amendment thereto dated March 19, 2004	10-K 10-Q 10-Q 10-K	7/31/02 4/30/03 4/30/03 1/31/04	10.10 10.3 10.4 10.11

10.31	Supplemental Executive Retirement Plan compiled as of February 27, 2004, to reflect all amendments ; Amendment thereto dated May 6, 2005	10-K 10-Q	1/31/04 4/30/05	10.12 10.1

10.32	C&D Technologies, Inc. Management Incentive Bonus Plan Policy	8-K	3/2/05	10.1

10.33	Employment Agreement dated November 28, 2000, between Wade H. Roberts, Jr. and C&D	10-Q	10/31/00	10.1

10.34	Release Agreement dated March 24, 2005, between C&D Technologies, Inc. and Wade H. Roberts, Jr.	10-K	1/31/05	10.27

10.35	Release Agreement dated December 14, 2005, between C&D Technologies, Inc. and Stephen E. Markert, Jr.	10-K	1/31/06	10.31

10.36	Employment Agreement dated March 31, 2000, between Charles R. Giesige, Sr. and C&D; letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000	10-K 10-K	1/31/00 1/31/04	10.18 10.17

10.37	Employment Agreement dated February 1, 2006, between Charles R. Giesige and C&D	10-K	1/31/06	10.34

10.38	Release Agreement dated March 2, 2006, between C&D Technologies, Inc. and Charles R. Giesige	10-K	1/31/06	10.35

10.39	Employment Agreement dated February 1, 2006, between James D. Dee and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.36 10.4 10.62

10.40	Employment Agreement dated February 1, 2006, between Ian J. Harvie and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.37 10.3 10.63

10.41	Employment Agreement dated February 1, 2006, between William E. Bachrach and C&D	10-K	1/31/06	10.38

10.42	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and William Harral, III	10-Q	1/31/02	10.2

10.43	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Kevin P. Dowd	10-Q	1/31/02	10.5

10.44	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Robert I. Harries	10-Q	1/31/02	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.45	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Pamela S. Lewis	10-Q	1/31/02	10.7

10.46	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and George MacKenzie	10-Q	1/31/02	10.8

10.47	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and John A. H. Shober	10-Q	1/31/02	10.9

10.48	Indemnification Agreement dated as of April 10, 2008 by and between C&D Technologies, Inc. and Michael H. Kalb	10-K	1/31/2008	10.48

10.49	Indemnification Agreement dated as of February 24, 2003, by and between C&D Technologies, Inc. and Stanley W. Silverman	10-K	1/31/03	10.33

10.50	C&D Technologies, Inc. Nonqualified Deferred Compensation Plan	S-8	7/24/00	4

10.51	C&D Technologies, Inc. Approved Share Option Plan	S-8	9/11/01	4

10.52	C&D Technologies, Inc. Management Compensation Plan Policy for Fiscal Year 2006	8-K	3/1/05	10.1

10.53	C&D Technologies, Inc. Board of Directors Nominating/Corporate Governance Committee Charter As Amended Effective as of March 1, 2005	8-K	3/1/05	10.2

10.54	Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves, Amendment dated June 21, 2005, Amended and Restated Employment Agreement dated December 20, 2007	10-Q 10-K 8-K	7/31/05 1/31/06 12/20/07	10.1 10.51 10.1

10.55	C&D Technologies, Inc. 2007 Stock Incentive Plan	Proxy	1/31/06	Proxy

10.56	Indemnification Agreement dated May 31, 2006 between C&D Technologies, Inc. and Ellen C. Wolf	8-K	5/31/06	10.2

10.57	Employment Agreement dated December 20, 2006, between C&D Technologies, Inc. and Leonard P. Kiely, Amended and Restated Employment Agreement dated December 20, 2007, Release Agreement dated February 25, 2009 between C&D Technologies, Inc., and Leonard P. Kiely	8-K 8-K 10-K	5/31/06 12/20/07 1/31/09	10.3 10.2 10.64

10.58	Employment Retention Agreement dated February 20, 2007, between C&D Technologies, Inc and William E. Bachrach	8-K	2/20/07	10.1

10.59	Employment Agreement dated December 20, 2007, between Neil E. Daniels and C&D	8-K	12/20/07	10.5

10.66	Indemnification Agreement dated August 6, 2009 between C&D Technologies, Inc. and David S. Gee	8-K	8/06/09	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Report Date	Exhibit Number	Filed Herewith
10.67	Employment Agreement dated October 1, 2009, between Todd J. Greenspan and C&D	10-Q	10/31/09	10.1

10.61	Performance Share Award Grant Agreement dated March 12, 2007	10-K	1/31/07	10.56

10.65	Restricted Stock Award Grant Agreement dated March 12, 2007	10-K	1/31/07	10.57

12.1	Computation of Ratio of Earnings to Fixed Charges				X

14	Code of Ethics	10-K	1/31/04	14

18	Letter regarding change in accounting principles	10-Q	7/31/07	18

21	Subsidiaries of C&D				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Section 1350 Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&D TECHNOLOGIES, INC.

April 20, 2010	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. GRAVES Jeffrey A. Graves	President, Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2010

/s/ IAN J. HARVIE Ian J. Harvie	Vice President and Chief Financial Officer (Principal Financial Officer)	April 20, 2010

/s/ TODD J. GREENSPAN Todd J. Greenspan	Vice President and Corporate Controller (Principal Accounting Officer)	April 20, 2010

/s/ KEVIN P. DOWD Kevin P. Dowd	Director, Chairman	April 20, 2010

/s/ WILLIAM HARRAL III William Harral III	Director	April 20, 2010

/s/ PAMELA L. DAVIES Pamela L. Davies	Director	April 20, 2010

/s/ ROBERT I. HARRIES Robert I. Harries	Director	April 20, 2010

/s/ GEORGE MACKENZIE George MacKenzie	Director	April 20, 2010

/s/ DAVID S. GEE David S. Gee	Director	April 20, 2010

/s/ STANLEY W. SILVERMAN Stanley W. Silverman	Director	April 20, 2010

/s/ ELLEN C. WOLF Ellen C. Wolf	Director	April 20, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(l) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries at January 31, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests and the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) in 2010, and as discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

April 20, 2010

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,700	$3,121
Restricted cash	57	906
Accounts receivable, less allowance for doubtful accounts of $1,114 and $775	55,183	55,852
Inventories	76,041	61,128
Prepaid taxes	425	927
Deferred taxes	50	—
Other current assets	1,092	1,110
Assets held for sale	500	500

Total current assets	136,048	123,544
Property, plant and equipment, net	90,001	85,055
Deferred income taxes	26	626
Intangible and other assets, net	13,420	14,729
Goodwill	59,964	59,961

TOTAL ASSETS	$299,459	$283,915

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$8,777	$5,881
Accounts payable	46,380	32,396
Accrued liabilities	12,309	13,018
Deferred income taxes	750	1,492
Other current liabilities	4,565	8,267

Total current liabilities	72,781	61,054
Deferred income taxes	12,529	10,972
Long-term debt	131,091	107,637
Other liabilities	40,588	39,349

Total liabilities	256,989	219,012

Commitments and contingencies (see Note 8)

Equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,228,213 and 29,162,101 shares issued and 26,302,775 and 26,266,755 outstanding at January 31, 2010 and 2009, respectively	292	292
Additional paid-in capital	97,033	95,724
Treasury stock, at cost, 2,925,438 and 2,895,346 shares, respectively	(40,091)	(40,035)
Accumulated other comprehensive loss	(43,656)	(45,733)
Retained earnings	17,666	43,204

Total stockholders’ equity attributable to C&D Technologies, Inc.	31,244	53,452
Noncontrolling interest	11,226	11,451

Total equity	42,470	64,903

TOTAL LIABILITIES AND EQUITY	$299,459	$283,915

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended JANUARY 31,

(Dollars in thousands, except per share data)

	2010	2009	2008
NET SALES	$335,709	$365,540	$346,073
COST OF SALES	298,175	319,038	310,089

GROSS PROFIT	37,534	46,502	35,984
OPERATING EXPENSES:
Selling, general and administrative expenses	41,045	41,615	35,576
Research and development expenses	7,555	6,940	6,433
Gain on sale of Shanghai, China plant	—	—	(15,162)

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(11,066)	(2,053)	9,137

Interest expense, net	12,207	11,729	10,828
Other (income) expense, net	284	1,675	(921)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,557)	(15,457)	(770)
Provision for income taxes from continuing operations	2,223	1,993	1,063

NET LOSS FROM CONTINUING OPERATIONS	(25,780)	(17,450)	(1,833)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(16,353)

NET LOSS	(25,780)	(17,450)	(18,186)
Net (loss) income attributable to noncontrolling interests	(242)	(565)	2,931

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(25,538)	$(16,885)	$(21,117)

Loss per share:
Basic:
Net loss from continuing operations	$(0.97)	$(0.65)	$(0.19)

Net loss from discontinued operations	$—	$—	$(0.63)

Net loss attributable to C&D Technologies, Inc.	$(0.97)	$(0.65)	$(0.82)

Diluted:
Net loss from continuing operations	$(0.97)	$(0.66)	$(0.19)

Net loss from discontinued operations	$—	$—	$(0.63)

Net loss attributable to C&D Technologies, Inc.	$(0.97)	$(0.66)	$(0.82)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

for the years ended JANUARY 31, 2010, 2009 and 2008

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income /(Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2007	29,040,960	$290	$98,163	(3,391,536)	$(47,110)	$(13,952)	$79,587	$7,548	124,526
Net (loss) income							(21,117)	2,931	(18,186)
Foreign currency translation adjustment						(12,480)		939	(11,541)
Unrealized loss on derivative instruments						(10,268)			(10,268)
Deferred compensation plan			388	(23,097)	(133)				255
Issuance of common stock	40,150	1	236						237
Share based compensation			183						183
Pension liability adjustment						12,430			12,430
Adjustments upon adoption of FASB Interpretation No. 48							1,619		1,619

BALANCE AT JANUARY 31, 2008	29,081,110	291	98,970	(3,414,633)	(47,243)	(24,270)	60,089	11,418	99,255
Net loss							(16,885)	(565)	(17,450)
Foreign currency translation adjustment						181		598	779
Unrealized gain on derivative instruments						1,451			1,451
Deferred compensation plan			598	2,492	8				606
Issuance of common stock	48,241	1	191						192
Stock options exercised	32,750		247						247
Share based compensation			418						418
Pension liability adjustment						(23,095)			(23,095)
Conversion of convertible bonds to stock			(4,700)	516,795	7,200				2,500

BALANCE AT JANUARY 31, 2009	29,162,101	292	95,724	(2,895,346)	(40,035)	(45,733)	43,204	11,451	64,903
Net loss							(25,538)	(242)	(25,780)
Foreign currency translation adjustment						241		17	258
Unrealized gain on derivative instruments						2,334			2,334
Deferred compensation plan				(30,092)	(56)				(56)
Share based compensation			1,285						1,285
Issuance of common stock	66,112		24						24
Pension liability adjustment						(498)			(498)

BALANCE AT JANUARY 31, 2010	29,228,213	$292	$97,033	(2,925,438)	$(40,091)	$(43,656)	$17,666	$11,226	$42,470

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended JANUARY 31,

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(25,780)	$(17,450)	$(18,186)
Net loss from discontinued operations	—	—	(16,353)

Net loss from continuing operations	(25,780)	(17,450)	(1,833)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	1,285	1,086	572
Depreciation and amortization	10,710	11,065	10,913
Amortization of debt acquisition and discount costs	4,853	4,638	4,211
Impairment of fixed assets	—	1,222	—
Annual retainer to Board of Directors paid by the issuance of common stock	24	121	237
Deferred income taxes	1,410	1,387	670
(Gain) loss on disposal of assets	12	43	(15,254)
Changes in assets and liabilities:
Accounts receivable, net	514	4,988	(9,452)
Inventories	(14,600)	23,835	(30,951)
Other current assets	(225)	(362)	(254)
Accounts payable	10,519	(17,165)	6,895
Accrued liabilities	(946)	(2,713)	962
Book overdraft	4,590	—	—
Income taxes payable	531	(581)	1,899
Other current liabilities	(2,346)	1,644	2,795
Funds provided to discontinued operations	(1,664)	(4,800)	(24,288)
Other long-term assets	(52)	257	227
Other liabilities	3,171	(1,169)	4,106
Other, net	(74)	3,210	(5,599)

Net cash (used in) provided by continuing operating activities	(8,068)	9,256	(54,144)
Net cash used in discontinued operating activities	(1,664)	(4,800)	(1,043)

Net cash (used in) provided by operating activities	(9,732)	4,456	(55,187)

Cash flows from investing activities:
Proceeds from the divestiture of businesses	—	—	88,100
Acquisition of property, plant and equipment	(14,760)	(16,613)	(7,611)
Proceeds from disposal of property, plant and equipment	18	484	2,250
Decrease (increase) in restricted cash	849	3,477	(4,383)

Net cash (used in) provided by continuing investing activities	(13,893)	(12,652)	78,356
Net cash used in discontinued investing activities	—	—	(504)

Net cash (used in) provided by investing activities	(13,893)	(12,652)	77,852

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

for the years ended JANUARY 31,

(Dollars in thousands)

	2010	2009	2008
Cash flows from financing activities:
Borrowings on line of credit facility	119,357	88,860	111,940
Repayments on line of credit facility	(100,752)	(88,860)	(136,776)
Proceeds from new borrowings	3,072	—	4,654
Repayment of debt	(189)	—	—
Other financing	—	—	(2,310)
Financing cost of long term debt	—	—	(585)
Proceeds from exercise of stock options	—	246	—
Purchase of treasury stock	(56)	(115)	(134)
Common stock dividends paid	—	—	—

Net cash provided by (used in) continuing financing activities	21,432	131	(23,211)
Net cash used in discontinued financing activities	—	—	(5,212)

Net cash provided by (used in) financing activities	21,432	131	(28,423)

Effect of exchange rate changes on cash and cash equivalents	108	(150)	151

(Decrease) increase in cash and cash equivalents from continuing operations	(421)	(3,415)	1,152
Cash and cash equivalents, beginning of period	3,121	6,536	5,384

Cash and cash equivalents, end of period	$2,700	$3,121	$6,536

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest paid	$7,043	$7,008	$7,456
Income taxes paid, net	$145	$1,198	$941

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the years ended JANUARY 31,

(Dollars in thousands)

	2010	2009	2008
NET LOSS	$(25,780)	$(17,450)	$(18,186)
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on derivative instruments, less tax expense/ (benefit) of $0, $(1) and $0 for 2010, 2009 and 2008, respectively	2,334	1,451	(10,268)
Pension liability adjustment	(498)	(23,095)	12,430
Foreign currency translation adjustments, less tax expense of $0 for 2010, 2009 and 2008	258	779	(11,541)

Total comprehensive loss	$(23,686)	$(38,315)	$(27,565)

Comprehensive loss (income) attributable to noncontrolling interest	225	(33)	(3,870)

Total comprehensive loss attributable to C&D Technologies, Inc.	$(23,461)	$(38,348)	$(31,435)

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

Accounting Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, financial projections and estimates are required in the Company’s annual impairment assessment of goodwill and its assessment of future liquidity. Actual results could differ from those estimates.

Foreign Currency Translation:

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the period. Gains and losses on foreign currency transactions are included in other expenses, net. Gains and losses on foreign currency translation are included in other comprehensive loss.

Derivative Financial Instruments:

The Company follows the applicable accounting guidance for accounting for derivative instruments and hedging activities. Specifically, this guidance requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity as accumulated other comprehensive (loss) income or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In the ordinary course of business, the Company may enter into a variety of contractual agreements, such as derivative financial instruments, primarily to manage and to hedge its exposure to lead pricing risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or accrued liabilities. To qualify for hedge accounting, the instruments must be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is documented at hedge inception and reviewed throughout the designated hedge period.

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

Revenue Recognition:

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on Company experience. While returns have historically been minimal and within the provisions established, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Periodically, the Company enters into prepayment contracts with various customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by the Company for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Receivables consist of the following at January 31, 2010 and 2009:

Years Ended January 31,	2010	2009
Trade receivables	$54,282	$54,305
Notes receivables	557	645
Other	1,458	1,677
Allowance for doubtful accounts	(1,114)	(775)

Total receivables	$55,183	$55,852

Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,	2010	2009	2008
Balance at beginning of period	$775	$1,148	$1,203
Additions	472	574	75
Translation adjustment	7	(27)	28
Write-offs net of recoveries	(140)	(920)	(158)

Balance at end of period	$1,114	$775	$1,148

Property, Plant and Equipment:

Property, plant and equipment purchased are recorded at cost. Property, plant and equipment acquired as part of a business combination are recorded at fair market value at the time of acquisition. Property, plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives or lease terms, whichever is shorter, which range from 3 to 15 years for machinery and equipment, and 10 to 40 years for buildings and improvements. Prior to November 2009, estimated useful lives of machinery and equipment ranged from 3 – 10 years. Estimated useful lives were changed to 3 – 15 years on November 1, 2009. This change in the fourth quarter of fiscal year 2010 resulted in an insignificant impact to the consolidated statement of operations for fiscal year 2010.

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

The Company’s implied fair value of goodwill is dependent upon significant judgments and estimates of future discounted cash flows and other factors. The Company estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. The financial and credit market volatility directly impacts the fair value measurement through the weighted average cost of capital that the Company uses to determine the discount rate and through the stock price that is used to determine market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of the Company’s common stock over a 30-day period before assessment date. The Company uses this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. The Company believes that market capitalization alone does not fully capture the fair value of the business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the business. As such, in determining fair value, a control premium is added to the market capitalization. To estimate the control premium, the Company may consider its competitive advantages that would likely provide synergies to a market participant. In addition, the Company considered external market factors which it believes may have contributed to the decline and volatility in the Company’s stock price that did not reflect underlying fair value.

Employee Benefit Plans:

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by applicable accounting guidance for employers’ accounting for pensions and postretirement benefits other than pensions. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. During fiscal year 2009 the measurement date was changed from December 31 to January 31 as required by accounting standards.

Other Liabilities:

Included in other liabilities at January 31, 2010 is $30,355 of pension liabilities. See Note 14 to the consolidated financial statements, “Employee Benefit Plans”, for additional information.

Environmental Matters:

In accordance with guidance related to accounting for contingencies and environmental remediation liabilities, the Company records a loss and establishes a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonable estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss in the range of losses is accrued. The liability for future environmental remediation costs is evaluated on a quarterly basis by management.

Research and Development:

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects. The cost of materials (whether from normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development expenses.

Deferred Financing Costs:

Costs relating to obtaining debt are capitalized and amortized over the term of the related debt using the effective interest rate method. When the debt is paid in full, any unamortized financing costs are charged to interest expense.

Advertising:

The Company expenses advertising costs as incurred. In fiscal years 2010, 2009 and 2008, the Company incurred advertising costs of $431, $394 and $589, respectively.

Income Taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is routinely audited by federal, state and local taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by the Internal Revenue Service or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. The Company calculates its reserves in accordance with applicable accounting standards for accounting for uncertainty in income taxes which was adopted during fiscal year 2008.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Net Loss per Share:

Basic loss per common share is based on the weighted-average number of shares of common stock outstanding. Net loss per common share—diluted reflects the potential dilution that could occur if stock options and other dilutive securities were exercised. Weighted-average common shares and common shares—diluted were as follows:

	2010	2009	2008
Numerator:
Numerator for basic loss per common share	$(25,538)	$(16,885)	$(4,764)
Effect of dilutive securities:
Income related to deferred compensation plan	(135)	(317)	—

Numerator for diluted loss per common share	$(25,673)	$(17,202)	$(4,764)

Denominator:
Denominator for basic earnings per common share—weighted average common shares	26,299,208	25,841,967	25,661,354
Effect of dilutive securities:
Shares issuable under deferred compensation arrangements	100,200	94,566	—

Dilutive potential common shares	100,200	94,566	—

Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	26,399,408	25,936,533	25,661,354

Basic loss per common share from continuing operations	$(0.97)	$(0.65)	$(0.19)

Diluted loss per common share from continuing operations	$(0.97)	$(0.66)	$(0.19)

Due to net losses from continuing operations in fiscal years 2010, 2009 and 2008, 19,604,137, 19,604,137 and 20,120,932, respectively, of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2010, 2009 and 2008, 165,558, 71,035 and 116,724 of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share.

Stock-Based Compensation Plans:

The Company accounts for employee stock option grants using applicable accounting guidance for accounting for stock based compensation. Under this guidance unrecognized expense of awards is recognized as an expense in the periods over the vesting period of the award using the valuation method (i.e. Black-Scholes) and various related assumptions. Under applicable accounting guidance excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid. Due to the Company’s net operating losses, no tax benefits have been realized from the exercises of options during fiscal years 2010, 2009 and 2008. As a result there is no cash flow impact related to tax benefits realized from the exercises during fiscal years 2010, 2009 and 2008.

The Company also provides stock awards to certain employees. In accordance with applicable accounting guidance, the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line basis over the requisite service period for each separately vesting portion of the award for awards based on time and, for performance based awards, on the expectation that the performance goals will be attained.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Subsequent Events:

Refer to Note 6, Debt for a discussion related to the April 2010 amendments to the Line of Credit Facility.

New Accounting Pronouncements:

Recently Adopted Accounting Guidance

During fiscal year 2010, the Company adopted new accounting guidance regarding the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Upon adoption, the ASC became the source of authoritative generally accepted accounting principles in the United States, and supersedes all then-existing non-SEC accounting and reporting standards. All other accounting literature not included in the ASC became non-authoritative. The adoption did not have a significant impact on the Company’s financial statements.

At the beginning of fiscal year 2010, the Company adopted new accounting guidance issued by FASB that changed the accounting and reporting for non-controlling interests. The change requires all entities to report non-controlling interests in subsidiaries as a component in equity in the consolidated financial statements. In addition, the new guidance eliminates the diversity that existed in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The provisions are applied prospectively except for the presentation and disclosure requirements that have been applied retrospectively. The adoption of non-controlling interests principally impacted presentation of the Company’s financial statements.

At the beginning of fiscal year 2010, the Company adopted new accounting guidance regarding disclosures about derivative instruments and hedging activities which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The additional disclosures are provided in Note 13. The adoption did not have any effect on the Company’s financial statements.

At the beginning of fiscal year 2010, the Company adopted new accounting guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) (“ASC 470-20”) which changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the standard, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance reflected on the income statement. This change in methodology affected the calculations of net income and earnings per share. Additional disclosures are provided in Note 6. The adoption affected the carrying value and future interest expense on the Company’s $75,000 Convertible Senior Notes 2005, due in 2025, only, as the Company’s Convertible Senior Notes 2006, due in 2026 do not contain a cash conversion feature at the election of the Company.

The effect of the change to the revised accounting requirements for the convertible debt on the consolidated statements of operations for the years ended January 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Interest expense	$3,443	$2,942	$2,582
Net loss attributable to C&D Technologies, Inc.	(3,443)	(2,942)	(2,582)
Basic and diluted loss per share attributable to C&D Technologies, Inc.	$(0.13)	$(0.11)	$(0.10)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The effect of the change to the revised accounting requirements for our convertible debt on the consolidated statement of cash flows for the years ended January 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Net loss	(3,443)	(2,942)	(2,582)
Amortization of debt acquisition and discount costs	3,443	2,942	2,582

The effect of the change to the revised accounting requirements for our convertible debt on the consolidated balance sheet for the years ended January 31, 2010 and 2009 is as follows:

	2010	2009
Liabilities:
Long-term debt	(12,344)	(15,787)
Stockholders’ equity:
Additional paid-in capital	23,973	23,973
Retained earnings	(11,629)	(8,186)
Total stockholders’ equity attributable to C&D Technologies, Inc.	12,344	15,787

During fiscal year 2010, the Company adopted new accounting guidance regarding interim disclosures about fair value of financial instruments that required additional disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption impacted only the disclosures in the Company’s financial statements. See Note 12 for the additional disclosures.

During fiscal year 2010, the Company adopted new accounting guidance on employers’ disclosures about pensions and other postretirement benefits. Under the new guidance an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan is expanded. The adoption impacted only the disclosures in the Company’s financial statements. See Note 14 for the additional disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

2. LIQUIDITY

The Company has incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If cash provided by operating and financing activities is insufficient to fund cash requirements, the Company could face substantial liquidity problems. The Company’s net losses from continuing operations attributable to C&D Technologies, Inc. were $25,538, $16,885 and $4,764 for the fiscal years ending 2010, 2009 and 2008, respectively. Further, as of January 31, 2010, the Company has approximately $154,000 of debt related to the Credit Facility, 2005 Notes and 2006 Notes and China line of credit (refer to Note 6—Debt). In the event the Company requires additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all.

The Company’s liquidity is primarily determined by its availability under the Credit Facility, its unrestricted cash balances and cash flows from operations. If the Company’s cash requirements exceed the cash provided by its operating activities, then the Company would look to its unrestricted cash balances and the availability under its Credit Facility to satisfy those needs. While the Company believes its liquidity will be sufficient to meet its ongoing cash needs to fund operations, capital expenditures and debt service for at least the next twelve months, no assurance can be given in this regard. Important factors and assumptions made by the Company when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued and sufficient availability of credit from its trade vendors and the continued availability of its Credit Facility. To the extent unforeseen events occur or operating results are below forecast, the Company believes it can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. Despite these potential actions, if the Company is not able to satisfy its cash requirements in the near term from cash provided by operating activities, or through access to its Credit Facility, it may not have the minimum levels of cash necessary to operate the business during fiscal year 2011.

The Company’s liquidity derived from its Credit Facility is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. During fiscal year 2010, the Company’s availability was above the threshold for each reporting period. During 2010 the company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by events beyond its control. Rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to its financial covenants in the past. Such amendments may not be available in the future, if required.

Current credit and capital market conditions combined with the Company’s recent history of operating losses and negative cash flows are likely to impact and/or restrict its ability to access capital markets in the near term, and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect agreements and payment terms with the Company’s trade vendors. If unforeseen events occur or certain larger vendors require the Company to pay for purchases in advance or upon delivery, or on reduced trade terms, the Company may not be able to continue operating as a going concern.

Any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under its Credit Facility, thereby significantly impacting its

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

liquidity. If the Company incurs an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. The Company’s assets and cash flows may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. Additionally, the 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2011 and November 2012, respectively. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under the Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would have an material adverse impact on the Company. See Note 6 Debt—Subsequent Event—Line of Credit Facility for a discussion related to April 2010 amendments to the Line of Credit Facility.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill:

Total
Goodwill, January 31, 2008	$59,870
Effect of exchange rate changes on goodwill	91

Goodwill, January 31, 2009	59,961
Effect of exchange rate changes on goodwill	3

Goodwill, January 31, 2010	$59,964

There are no historical impairments related to continuing operations goodwill.

Identifiable Intangible Assets:

Identifiable intangible assets as of January 31, 2010, consisted of the following:

January 31, 2010	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(9,738)	$8,102
Intellectual property	4,111	(4,109)	2
Licensing agreements	4,326	(2,883)	1,443
Land use rights	3,501	(198)	3,303

Total intangible assets	$29,778	$(16,928)	$12,850

Identifiable intangible assets as of January 31, 2009, consisted of the following:

January 31, 2009	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(8,846)	$8,994
Intellectual property	4,105	(4,092)	13
Licensing agreements	4,326	(2,489)	1,837
Land use rights	3,497	(128)	3,369

Total intangible assets	$29,768	$(15,555)	$14,213

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Based on intangibles recorded at January 31, 2010, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,	2011	2012	2013	2014	2015
Trade names	$892	$892	$892	$892	$892
Intellectual property	2	—	—	—	—
Licensing agreements	394	394	394	261	—
Land use rights	70	70	70	70	70

Total intangible assets	$1,358	$1,356	$1,356	$1,223	$962

Amortization of identifiable intangible assets was $1,367, $1,392 and $1,430 and for the years ended January 31, 2010, 2009 and 2008, respectively.

4. INVENTORIES

Inventories consisted of the following:

	2010	2009
Raw materials	$22,035	$17,545
Work-in-process	19,811	17,721
Finished goods	34,195	25,862

Total	$76,041	$61,128

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

Years Ended January 31,	2010	2009
Land	$3,346	$3,346
Buildings and improvements	58,452	58,557
Furniture, fixtures and equipment	179,049	165,510
Construction in progress	5,981	10,278

	246,828	237,691
Less accumulated depreciation	156,827	152,636

Total	$90,001	$85,055

For the years ended January 31, 2010, 2009 and 2008, depreciation charged to operations, including property under capital leases, amounted to $9,343, $9,673 and $9,482; and capitalized interest amounted to $279, $303 and $132, respectively.

See Note 15, Goodwill and Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal year ended January 31, 2009.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

6. DEBT

Debt consisted of the following:

Years Ended January 31,	2010	2009
Line of Credit Facility, maximum commitment of $75,000 at January 31, 2010 and 2009; availability is determined by a borrowing base calculation (Refer to Subsequent Event—Line of Credit Facility below)	$18,605	$—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $12,591 and $16,121, respectively	62,409	58,879
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%.	52,000	52,000
China Line of Credit; Maximum commitment of 60 million and 40 million RMB (approximately $8,790 and $5,852 and with an effective interest rate of 5.73% and 6.37% as of January 31, 2010 and 2009, respectively)	8,644	5,852
Capital leases	225	125

Total debt	141,883	116,856
Less unamortized debt costs	2,015	3,338

Net debt	139,868	113,518
Less current portion	8,777	5,881

Total long-term portion	$131,091	$107,637

Line of Credit Facility

At January 31, 2010, the Company has a $75,000 principal amount Line of Credit Facility (“Credit Facility”). The Credit Facility consists of a five-year senior revolving line of credit which does not expire until December 7, 2010 (Refer to Subsequent Event—Line of Credit Facility below). The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.0% or Prime plus 0.5%. As of January 31, 2010, $18,605 was funded on the Credit Facility, and $5,707 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

As of January 31, 2010 and January 31, 2009, the Company was in compliance with its financial covenants. The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000 as discussed in the following paragraph. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend. In connection with refinancing of the Company’s credit facilities, the Company incurred $2,755 in issuance costs which consisted primarily of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the term of each facility. The unamortized balance of $489 and $1,075 of these costs at January 31, 2010 and January 31, 2009, respectively, is included in the accompanying balance sheet.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

On August 29, 2008 the Company executed a seventh amendment to the Company’s credit facility which, amongst other changes, enhanced the Company’s borrowing capacity and resultant credit availability as of that date by approximately $7,000 through changes and modifications of borrowing base provisions. In addition the amendment provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,860 US Dollars) to 160,000 RMB (approximately $23,400 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment that were expensed in fiscal year 2009.

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in the business, assets or prospects. Company lenders could claim a breach under the material adverse change covenant or the cross-default provisions under the Credit Facility under certain circumstances, including, for example, if holders of the 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that the common stock was no longer listed on any national securities exchange. An interpretation of events as a material adverse change or any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Facility, thereby significantly impacting liquidity.

Subsequent Event—Line of Credit Facility

On April 9, 2010 the Company entered into an amendment to the Credit Facility that permits the Company to borrow at any time through June 6, 2013 up to $55,000 at the current rate of LIBOR plus 3% per annum. The Company must pay a commitment fee of $413. Borrowings under this agreement mature on June 6, 2013. The terms of this financing arrangement include all of the conditions of the original credit facility discussed above.

On April 20, 2010, the Company completed the Amendment to the Credit Agreement. The Amendment increased the total size of the credit facility to $75,000 by the addition of a $20,000 term loan tranche. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of the Guarantors, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line tranche of the credit facility. The term loan tranche is payable on the earlier to occur of June 6, 2013 and the termination of the credit facility. The term loan tranche initially bears interest at the rate of 11.25 percent plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, for the one-year period following the Amendment, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $15,000. The Company expects to maintain excess availability above this $15,000 minimum. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ended April 30, 2011. The Credit Agreement, as amended by the Amendment, still requires the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $10,000. Fees of approximately $1,300 were incurred in connection with this April 20, 2010 amendment. Proceeds from the term loan tranche will be utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

Convertible Senior Notes 2005

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) which raised proceeds of approximately $72,300, net

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

of $2,700 in issuance costs. These costs are being amortized to interest expense over seven years based on the date that holders can exercise their first put option. The unamortized balance of $495 and $672 of these costs at January 31, 2010 and January 31, 2009, respectively, is included in the accompanying balance sheet.

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

A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

On February 1, 2009, the Company began accounting for the 2005 Notes in accordance with the new effective accounting guidance discussed in Note 1. This guidance requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher non-cash interest expense over the expected life of the instrument. The Company determined that the effective rate of the liability component was 12.5%. The guidance requires retrospective application for all periods presented.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Convertible Senior Notes 2006

On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”) which raised proceeds of approximately $51,700, net of $2,800 in issuance costs.

These costs are being amortized to interest expense over five years based on the date that holders can exercise their first put option. The unamortized balance of $1,030 and $1,591 of these costs at January 31, 2010 and January 31, 2009, respectively is included in the accompanying balance sheet.

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

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

The accounting guidance regarding ASC 470-20 does not apply to the 2006 Notes since this note does not provide the Company with the option of settlement upon conversion in cash for all or part of the notes. As a result, the 2006 Note is carried at face value and interest is recorded based on the stated rate of 5.50%.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 60 million RMB (approximately $8,790 US Dollars at January 31, 2010) with an interest rate of

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

5.73% and 40 million RMB (approximately $5,852 US Dollars at January 31, 2010) with an interest rate of 6.37% as of January 31, 2010 and January 31, 2009, respectively. This credit line was established to provide the plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2010 and January 31, 2009, $8,644 and $5,852, respectively, was funded under this facility. This credit facility matures in May 2010.

The maximum aggregate amount of loans outstanding under the Credit Facility, 2005 Notes, 2006 Notes, China Line of Credit, at any point during the year ended January 31, 2010 and 2009 were $157,587 and $146,610, respectively. For the years ended January 31, 2010 and 2009, the outstanding loans under these credit agreements computed on a monthly basis averaged $143,828 and $137,637 at a weighted-average interest rate of 5.23%, and 5.35%, respectively.

As of January 31, 2010, the required minimum annual principal reduction of long-term debt is as follows:

Year Ended January 31,	Amount
2011	$8,777
2012	51
2013*	18,646
2014	—
2015	—
Thereafter	127,000

Total	$154,474

*	The Credit Facility is assumed to be paid in fiscal year 2013, in accordance with the maturity date in the April 2010 amendment discussed above.

7. STOCK OPTION PLANS

The Company has two stock option plans under which it can currently grant options: the U.K. Stock Option Plan reserved 500,000 shares of Common Stock and the 2007 Stock Incentive Plan reserved 1,500,000 shares for option grants. Stock can be granted to officers, directors, employees and consultants of the Company, or an affiliate. In addition, outstanding options remained from the 1996 Stock Option Plan which expired on July 25, 2006 and the 1998 Stock Option Plan which expired on June 30, 2008. The 2007 Stock Incentive Plan was approved by the stockholders on June 1, 2006. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted.

Under the provisions of accounting guidance related to stock options, the Company recorded $687, $668 and $389 of stock based compensation expense related to stock option awards in its consolidated statement of operations for the years ended January 31, 2010, 2009 and 2008, respectively. The Company granted 351,076, 396,029 and 340,334 stock option awards of which 0, 0 and 37,334 vested immediately during fiscal years 2010, 2009 and 2008, respectively. Compensation cost included $108 for the awards that vested immediately in the year ended January 31, 2008. Based on awards outstanding as of January 31, 2010, the estimated remaining compensation expense is approximately $552, which is expected to be recognized through fiscal year 2013, based on the weighted average vesting period.

The estimated fair value of the options granted was calculated using the Black Scholes Merton option pricing model (“Black Scholes”). The Black Scholes model incorporates assumptions to value stock-based

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses the shortcut method to determine the expected life assumption and the assumption that no dividends will be paid.

Based on historical experience, the Company has assumed an annualized forfeiture rate of 7.5% for share-based compensation awards. Under the true-up provisions of the accounting guidance, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The following tables summarize activity under all stock option plans for the respective periods:

Years Ended January 31,	2010	2009	2008
Weighted-average fair value of options granted during the year	$0.88	$3.10	$2.58
Intrinsic value of options exercised	$—	$39	$—
Cash received from option exercises	$—	$247	$—

	Beginning Balance Outstanding	Granted During Year	Exercised During Year	Cancelled During Year	Ending Balance Outstanding	Exercisable
BALANCE AT JANUARY 31, 2008
Number of shares	2,524,293	340,334	—	1,101,313	1,763,314	1,418,147
Weighted-average option price per share	$15.53	$5.13	N/A	$15.15	$13.76	$15.83

BALANCE AT JANUARY 31, 2009
Number of shares	1,763,314	396,029	32,750	303,950	1,822,643	1,170,062
Weighted-average option price per share	$13.76	$6.26	$7.54	$14.49	$11.94	$15.38

BALANCE AT JANUARY 31, 2010
Number of shares	1,822,643	351,076	—	181,255	1,992,464	1,074,388
Weighted-average option price per share	$11.94	$0.88	$—	$17.12	$9.62	$14.47

The following table summarizes information about the stock options outstanding at January 31, 2010:

Range of Exercise Prices	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 1.30 – $ 1.53	301,076	7.1 Years	$1.30	0	7.1 Years	N/A
$ 2.10 – $ 2.10	55,000	7.3 Years	$2.10	0	7.3 Years	N/A
$ 4.25 – $ 6.30	634,000	5.8 Years	$5.55	87,000	6.8 Years	$6.05
$ 6.81 – $ 9.12	469,618	5.9 Years	$7.66	454,618	5.9 Years	$7.65
$ 9.80 – $ 14.28	111,556	4.9 Years	$11.00	111,556	4.9 Years	$11.00
$14.94 – $ 22.31	299,944	2.7 Years	$19.17	299,944	2.7 Years	$19.17
$26.76 – $ 35.00	90,470	1.2 Years	$31.64	90,470	1.2 Years	$31.64
$49.44 – $ 55.94	30,800	0.4 Years	$55.11	30,800	0.4 Years	$55.11

Total	1,992,464	5.3 Years	$9.62	1,074,388	4.4 Years	$14.47

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

There were 837,531 and 1,572,231 shares available for future grants of options under the Company’s stock option plans as of January 31, 2010 and 2009, respectively.

A summary of the status of the Company’s non-vested stock options as of January 31, 2010, and changes during the year ended January 31, 2010, is summarized below:

	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at January 31, 2009	651,746	$2.89
Granted	351,076	$0.88
Vested	(80,746)	$3.75
Forfeited	(4,000)	$2.57

Non-vested at January 31, 2010	918,076	$2.05

The fair value of stock options granted during fiscal year 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Years Ended January 31,	2010	2009	2008
Risk-free interest rate	2.02% - 2.19%	1.81% - 3.32%	4.25% - 4.88%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	70.09% - 74.88%	50.91% - 62.57%	48.64% - 49.45%
Expected lives	5.25 - 5.5 Years	4.5 - 5.5 Years	5 years

Stock Awards:

In fiscal year 2010, the Company granted 209,757 restricted stock awards and 167,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. In fiscal 2010 the Company granted a total of 158,930 restricted stock awards to the directors with a vesting period of one year. On May 1, 2008, the Company granted 90,750 restricted stock awards and 90,750 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On July 1, 2008 the Company granted 12,258 restricted stock awards to the directors with a vesting period of one year. On March 12, 2007, the Company granted 84,600 restricted stock awards and 84,600 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. In accordance with applicable accounting guidance, the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line basis over the requisite service period for each separately vesting portion of the award for awards based on time and, for performance based awards, on the probability that the performance goals will be attained. The restricted stock awards vest ratably over four years. Compensation expense of $598, $418 and $184 was reported for the years ended January 31, 2010, 2009 and 2008, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the years ended January 31, 2010, 2009 and 2008 for performance related awards issued and are not included in the table below. As of January 31, 2010 there were 189,589 performance shares issuable if performance targets are met with a maximum potential expense of $611.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

A summary of the status of the Company’s non-vested restricted stock awards as of January 31, 2010, and changes during the year ended January 31, 2010, is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2009	161,214	$5.74
Granted	368,687	$1.86
Vested	(61,712)	$5.93
Forfeited	(5,527)	$6.29

Non-vested at January 31, 2010	462,662	$2.61

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

8. INCOME TAXES

The components of loss from continuing operations before income taxes and noncontrolling interest were as follows:

Years Ended January 31,	2010	2009	2008
Domestic	$(23,401)	$(14,770)	$(9,205)
Foreign	(156)	(687)	8,435

Income (Loss) before income taxes and noncontrolling interest	$(23,557)	$(15,457)	$(770)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,	2010	2009	2008
Current:
Federal	$—	$—	$(228)
State	88	(89)	(213)
Foreign	725	670	(24)

	813	581	(465)

Deferred:
Federal	1,395	1,396	1,395
State	(12)	100	(16)
Foreign	27	(84)	149

	1,410	1,412	1,528

Total	$2,223	$1,993	$1,063

Effective income tax rate	(9.4)%	(12.9)%	(138.1)%

The components of the deferred tax asset and liability as of January 31, 2010 and 2009 were as follows:

Years ended January 31,	2010	2009
ASSETS
Vacation and compensation accruals	$4,026	$4,093
Bad debt, inventory and return allowances	280	—
Warranty reserves	2,348	3,018
Postretirement benefits	793	737
Net operating losses and Capital Losses	85,123	75,903
Environmental reserves	434	676
Other accruals	283	227
Pension obligation	10,754	10,624
Tax Credits	1,171	1,171
Derivatives	186	1,059

Total deferred tax assets	105,398	97,508

LIABILITIES
Bad debt, inventory and return allowances	—	(813)
Amortization of Debt Discount	(4,660)	(5,812)
Depreciation and amortization	(11,431)	(10,339)
Unrepatriated earnings	(8,362)	(7,808)

Total deferred tax liability	(24,453)	(24,772)

Valuation allowance	(94,148)	(84,539)

Net deferred tax (liability) asset	$(13,203)	$(11,803)

In fiscal year 2007, the Company established a valuation allowance against certain deferred tax assets related to the company’s joint venture in China based on negative evidence regarding the realizability of these

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

assets. The valuation allowance was increased by $777 as a result of current year activity. During fiscal year 2008, the Company recognized a gain on the involuntary conversion of their facility in China for financial statement purposes. For local Chinese tax purposes, this gain was exempt from income tax.

As of January 31, 2010 the Company had federal net operating loss carryforwards of approximately $132,529, state net operating loss carryforwards of $120,411 and foreign net operating loss carryforwards of $13,298. These losses and credits begin to expire in varying amounts from January 31, 2011 to January 31, 2030, while a portion of the net operating losses generated in foreign jurisdictions do not have an expiration date. In addition, as of January 31, 2010 the Company has U.S alternative minimum tax credits carryfowards and foreign tax credits carryforwards in the amount of $307, and $864 respectively. As a result of the sale of the Power Electronics division in fiscal year 2008, the company generated federal and state capital loss carryforwards of $124,845, a majority of which will expire, if unused, by fiscal year ended January 31, 2013.

Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the years ended January 31, 2010, 2009 and 2008, respectively, are as follows:

Years Ended January 31,	2010	2009	2008
U.S. statutory income tax	$(8,009)	$(5,255)	$(262)
Effect of:
State tax, net of federal income tax benefit	(171)	(136)	(777)
Tax effect of foreign operations	345	13	(399)
Provision to return	(424)	3,097	(129)
Change in valuation allowance	10,337	4,199	2,781
Other	145	75	(151)

Total provision for income taxes at the effective rate	$2,223	$1,993	$1,063

Effective February 1, 2007, the Company implemented accounting guidance related to accounting for uncertainty in income taxes. This guidance prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

As a result, the Company decreased the liability for net unrecognized tax benefits by $1,619 and accounted for the reduction as a cumulative effect of a change in accounting principle that resulted in an increase to retained earnings of $1,619. The Company historically classified unrecognized tax benefits in current taxes payable, or as a direct offset to deferred taxes to the extent the uncertain tax position impacted a net operating loss. As a result of the adoption, unrecognized tax benefits of $454 were reclassified to long-term income taxes payable.

The total amount of unrecognized tax benefits as of January 31, 2010 was $573, which includes $7 of accrued interest related to unrecognized income tax benefits which the Company recognizes as a component of the provision for income taxes. Of the $573 of unrecognized tax benefits, $378 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

$378, $360 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

The following is a roll-forward of the changes in the unrecognized tax benefits:

	2010	2009	2008
Total unrecognized tax benefits as of beginning of the fiscal year	$714	$1,063	$932
Gross amount of (increases) decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(119)	(122)	317
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	—	50
Reduction to unrecognized tax benefits related to settlements with the taxing authorities	(29)	(93)	—
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	—	(134)	(236)

Total unrecognized tax benefits as of the end of the fiscal year	$566	$714	$1,063

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$378	$484	$760

Total amount of interest and penalties recognized in the accompanying consolidated statements of operations for the year ended January 31,	$7	$(68)	$(32)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheets as of January 31,	$7	$20	$88

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

The Company does not anticipate any significant increases or decreases to the tax reserves within the next twelve months.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated financial statements of income did not change as a result of implementing the new accounting standards.

The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from January 31, 2011 to January 31, 2030. The Company believes that the future use or the amount if any of its loss carryforwards could be restricted as a result of changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code. This would have no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has been established against these net operating losses.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

9. COMMITMENTS AND CONTINGENCIES

(A) Operating Leases:

The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements in accordance with accounting guidance for leases. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2010, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,	Amount
2011	$1,837
2012	712
2013	418
2014	404
2015	212
Thereafter	1,438

Total	$5,021

Total rent expense, net of sublease income, for all operating leases for the years ended January 31, 2010, 2009 and 2008, was $2,734, $2,605 and $2,260, respectively.

(B) Contingent Liabilities:

Legal

None

Environmental

The Company is subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in the manufacturing process.

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

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The Company is currently investigating the presence of lead contamination in soils at and adjacent to the facility. Additionally, the site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. In 2009, EPA determined that the impact to the two city wells was from sources unrelated to the Company’s property. The EPA also advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. The Company has timely complied with all required investigative and remedial actions required by EPA.

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

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of January 31, 2010, accrued environmental reserves totaled $1,174 consisting of $544 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

(C) Purchase Commitments:

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2011. The estimated commitments are approximately $84,000 in the fiscal year ended January 31, 2011 and $51,000 during the fiscal year ended January 31, 2012. The Company has also committed to purchase new machinery at an estimated cost of $1,994 to be installed within the next year.

10. MAJOR CUSTOMER

One customer, Emerson Electric Company and Subsidiaries, accounted for 12.9%, 17.4% and 14.3% of the Company’s consolidated net sales for the years ended January 31, 2010, 2009 and 2008, respectively.

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

12. FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at January 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,700	$2,700	$3,121	$3,121
Investments held for deferred compensation plan	$321	$321	$285	$285
Debt, excluding capital leases	141,658	107,282	116,731	88,340
Commodity hedges	(643)	(643)	(992)	(992)

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

Investments held for deferred compensation plan—this asset is carried at quoted market values and, as a result, the fair value is equivalent to the carrying amount.

Long-term debt—the fair value of the Notes was determined using available market prices at the balance sheet date. The carrying value of the Company’s remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

Commodity hedges—the fair value was determined using available market prices at the balance sheet date of commodity hedge contracts with similar characteristics and maturity dates.

13. DERIVATIVE INSTRUMENTS

The Company follows the applicable accounting guidance for accounting for derivative instruments and hedging activities. This guidance establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

affect either equity as accumulated other comprehensive (loss) income (“AOCI”) or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive loss. When operations are affected by the variability of the underlying cash flow, the applicable amount of the gain or loss from the derivative that is deferred in equity is released to operations. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in operations each period until the instrument matures. Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment and changes in the value of the derivatives which do not offset the underlying hedged item throughout the designated hedge period, are recorded as a current period expense in operations.

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

Commodity risk—The Company enters into financial instruments hedges with counterparties to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of the Company. The agreements are with major financial institutions with maturities generally less than one year. The Company employs cash flow hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

released to the income statement through cost of goods sold in the same period as is the hedged item (lead). The notional amount of the lead forward contracts as of January 31, 2010 and 2009 was $6,907 and $6,669, respectively. Commodity derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in other comprehensive loss in Equity and are released to earnings during the period in which the hedged items impact earnings.

The Company had raw material commodity arrangements for 3,103 metric tons of base metals at January 31, 2010 and 5,056 metric tons at January 31, 2009.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	2010	2009	Balance Sheet Location
Derivatives designated as hedging instruments:
Commodity Hedges	(643)	(992)	Other current liabilities

Total fair value	$(643)	$(992)

The Company estimates that $495 of net derivatives losses in AOCI as of January 31, 2010 will be reclassified into earnings in the next twelve months.

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2010	2009	2008	2010	2009	2008
Derivatives in Cash Flow Hedging Relationships:
Commodity Hedges	$527	$(8,597)	$169	$(1,802)	$(10,049)	$10,437	Cost of Sales

14. EMPLOYEE BENEFIT PLANS

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Benefit payments for the Company’s pension and post retirement plans are expected to be paid as follows:

Years Ended January 31,	Pension Plans	Postretirement Plans
2011	$4,249	$181
2012	4,379	197
2013	4,718	187
2014	4,932	165
2015	5,071	173
2016 – 2020	28,579	1,040

The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended January 31, 2010 and 2009 and a statement of the funded status as of January 31, 2010 and 2009. The measurement dates are January 31, 2010 and 2009.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$72,196	$70,017	$1,969	$1,937
Service cost	1,034	1,181	59	67
Interest cost	4,525	4,847	126	129
Plan amendments	—	—	—	—
Actuarial (gain) loss	7,803	325	123	66
Curtailments	—	—	—	—
Special termination benefits	—	—	—	—
Benefits paid	(4,052)	(4,174)	(133)	(230)

Benefit obligation at end of year	$81,506	$72,196	$2,144	$1,969

Change in plan assets:
Fair value of plan assets at beginning of year	43,603	62,903	—	—
Actual return on plan assets	9,264	(17,720)	—	—
Employer contributions	2,336	2,594	133	229
Benefits paid	(4,052)	(4,174)	(133)	(229)

Fair value of plan assets at end of year	51,151	43,603	—	—

Reconciliation of funded status:
Funded status	(30,355)	(28,593)	(2,144)	(1,969)
Unrecognized actuarial loss	38,925	39,541	66	(58)
Unrecognized prior service cost	—	—	(804)	(1,608)

Net amount recognized at measurement date at end of year	$8,570	$10,948	$(2,882)	$(3,635)

Amounts recognized in the statement of financial position consist of:
Accumulated other comprehensive income	38,925	39,541	(738)	(1,666)
Contributions made after measurement date but before the end of the fiscal year	—	—	—	—
Accrued benefit liability	(30,355)	(28,593)	(2,144)	(1,969)

Net amount recognized at end of fiscal year	$8,570	$10,948	$(2,882)	$(3,635)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$1,034	$1,181	$1,530	$58	$67	$137
Interest cost	4,525	4,847	4,279	126	129	247
Expected return on plan assets	(3,615)	(5,420)	(4,872)	—	—	—
Amortization of prior service costs	—	—	8	(804)	(871)	(22)
Recognized actuarial loss/(gain)	2,770	1,276	1,700	(1)	(5)	(4)
Curtailment	—	—	45	—	—	—
Special termination benefit	—	—	173	—	—	—

Net periodic benefit cost	$4,714	$1,884	$2,863	$(621)	$(680)	$358

Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	5.75%	6.60%	6.35%	5.75%	6.60%	6.35%
Rate of compensation increase***	4.00%	4.00%	4.45/4.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	6.60%	6.35%	5.90%	6.60%	6.35%	5.90%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase**	4.00%	4.00%	4.45/4.00%	N/A	N/A	N/A

*	Determined as of the end of the year.
**	Determined as of the beginning of the year.
***	Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

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

The accumulated benefit obligation exceeded the plan assets for the two domestic plans at January 31, 2010. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $81,506, $79,370 and $51,151 respectively for fiscal year 2010. At January 31, 2009, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $72,196, $70,062 and $43,603.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

For fiscal year 2008, the Company had four pension plans but consolidated three of the plans into a single plan leaving the Company with two plans in fiscal 2009 and 2010.

The pension plans have the following asset allocations, as of their measurement dates:

	Actual Percentage of Plan Assets at:
	January 31, 2010	January 31, 2009
ASSET CATEGORY
Equity Securities - Domestic	30.90%	26.30%
Equity Securities - International	9.10%	8.50%

Total	40.00%	34.80%

Debt Securities	49.10%	53.50%
Other	10.90%	11.70%

Total	100.00%	100.00%

The Pension Plans’ investment policy includes the following asset allocations guidelines:

Plans Policy Target*
ASSET CLASS
Fixed Income	47.00%
Domestic Income	32.00%
International Equity	10.00%
Other*	11.00%

*	Represents pension plan assets that are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets. Equity securities—Domestic includes Company common stock in the amounts of $393 (0.9% of total plan assets) and $791 (2.2% of total plan assets) at January 31, 2010 and 2009, respectively.

In fiscal year 2011 the Company expects to make required contributions totaling approximately $5,100 to its pension plans.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s financial instruments carried at fair value as of January 31, 2010:

Asset Category:	Total Fair Value Measurement January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity funds	$20,088	$20,088	$—	$—
Fixed income funds	25,112	25,112
Common Stock	393	393
Other Assets	5,558			5,558

Total assets at fair value	$51,151	$45,593	$—	$5,558

The following table presents a reconciliation of changes in the fair value of the Plan’s Level 3 assets for the year ended January 31, 2010:

Other Assets
Balance, February 1, 2009	$4,295
Purchases of additional investments	$1,000
Appreciation in fair value of investment	263

Balance, January 31, 2010	$5,558

The fair values presented above were determined based on valuation techniques categorized as follows:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

The Company has a 401K Plan that eligible employees may contribute to. Certain employees are eligible to participate in various defined contribution retirement plans. The Company’s contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees’ earnings. The Company’s expense was $855, $985 and $710 for the years ended January 31, 2010, 2009 and 2008, respectively.

The Company has Supplemental Executive Retirement Plans (“SERPs”) that cover certain executives. The SERPs are non-qualified, unfunded deferred benefit compensation plans. Expenses related to these SERPs, which were actuarially determined, were $162, $157 and $242 for the years ended January 31, 2010, 2009 and 2008, respectively. The total obligation for these plans was $4,222 and $4,219 as of January 31, 2010 and 2009, respectively. The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company’s Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a ‘rabbi trust’) accounts. The Company follows the provisions of accounting guidance related to deferred compensation arrangements. The guidance requires that (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with accounting standards for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2010 and 2009, the liability for the Company’s Deferred Compensation Plan was $488 and $530, respectively, and was included in other liabilities.

15. GOODWILL AND ASSET IMPAIRMENTS

In accordance with accounting guidance related to accounting for the impairment or disposal of long-lived assets, annually the Company first completes an assessment of its long-lived assets within the various asset groupings and determines if the carrying value of its long-lived assets within those identified asset groupings exceeded their fair values. The fair value of these asset groupings was determined based upon the cost and income approach, respectively. Upon completion of the long-lived asset impairment analysis, the Company assesses the carrying value of its goodwill by using the two-step, fair-value based test in accordance with accounting guidance related to goodwill and other intangible assets. The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit did not exceed its fair value, the second step was not performed and no impairment was recorded.

During fiscal year 2009 the Company determined that there was an impairment of long-lived assets. As a result, the Company recorded a pre-tax asset impairment charge related to one of its closed manufacturing facilities of $1,222. The impairment charge resulted from the Company’s inability to sell the site as a result of market conditions. This charge is included in the cost of sales on the consolidated statement of operations. The remaining value of the building of $500 is classified as Assets held for sale on the balance sheet as of January 31, 2010 and 2009.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

16. RESTRUCTURING

On February 4, 2009, the Company announced plans to reduce labor costs by reducing its workforce by approximately 90 employees. The Company recorded severance accruals in the fourth quarter of fiscal year 2009 of $1,334 in its consolidated statement of operations as selling, general and administrative expenses as a result of these reductions. The Company paid most of these costs in fiscal year 2010 with a small portion carrying over to fiscal year 2011.

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2009	Provision Additions	Expenditures	Balance at January 31, 2010
Severance	$1,253	$—	$1,177	$76

17. QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for the years ended January 31, 2010 and 2009, follow:

Year Ended January 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$73,665	$82,434	$91,210	$88,400
Gross profit	5,345	10,003	13,010	$9,176
Operating income (loss)	(5,775)	(1,907)	(555)	$(2,829)
Net loss attributable to C&D TECHNOLOGIES, INC.	(9,758)	(5,616)	(3,440)	$(6,724)
Loss per common share—basic and diluted:
Basic	(0.37)	(0.21)	(0.13)	(0.26)
Diluted	(0.37)	(0.21)	(0.13)	(0.26)

Year Ended January 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,776	$92,485	$93,822	$85,457
Gross profit	13,692	13,447	16,177	3,186
Operating income (loss)	2,346	1,379	4,342	(10,120)
Net loss attributable to C&D TECHNOLOGIES, INC.	(124)	(1,434)	(146)	(15,181)
Loss per common share—basic and diluted:
Basic	(0.00)	(0.06)	(0.01)	(0.58)
Diluted	(0.00)	(0.06)	(0.02)	(0.58)

Loss per share for the quarter’s amounts may not agree with the total for the fiscal years due to rounding.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

18. OPERATIONS BY GEOGRAPHIC AREA

The Standby Power Division manufactures and markets integrated reserve power systems and components for the standby power market, which includes primarily telecommunications, uninterruptible power supplies, cable and utilities. Integrated reserve power systems monitor and regulate electric power flow and provide backup power in the event of a primary power loss or interruption. The Standby Power Division also produces the individual components of these systems, including reserve batteries, power rectifiers, system monitors, power boards and chargers. Major applications of these products include wireless and wireline telephone infrastructure, cable television signal powering, corporate data center powering and computer network backup for use during power outages.

Summarized financial information related to the geographic areas in which the Company operated at January 31, 2010, 2009 and 2008, and for each of the years then ended is shown below:

Years Ended January 31,	2010	2009	2008
Net sales*:
United States	$255,214	$297,549	$297,982
Other countries	80,495	67,991	48,091

Consolidated totals	$335,709	$365,540	$346,073

Long-lived assets:
United States	$47,265	$41,419	$35,483
China	31,571	29,818	29,790
Mexico	11,654	14,265	15,060
Other countries	79	68	102

Consolidated totals	$90,569	$85,570	$80,435

*	Net sales by geographic area are determined by the location of the customer.

19. WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,	2010	2009	2008
Balance at beginning of period	$8,069	$11,276	$7,760
Current year provisions, net of recoveries	5,129	4,985	9,155
Expenditures	(6,717)	(8,199)	(5,644)
Effect of foreign currency translation	—	7	5

Balance at end of period	$6,481	$8,069	$11,276

As of January 31, 2010, accrued warranty obligations of $6,481 include $2,511 in current liabilities and $3,970 in other liabilities. As of January 31, 2009, accrued warranty obligations of $8,069 include $3,528 in current liabilities and $4,541 in other liabilities.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

Certain warranty costs associated with the disposal of the Motive Division were not assumed by the buyer and are included in the table above that are associated with this Division which is part of discontinued operations. Current year provisions include $0 from discontinued operations for both fiscal years 2010 and 2009, respectively. Expenditures include $2,603, of which $939 were non-cash adjustments reflecting updated payment estimates, and $4,800 from discontinued operations in fiscal years 2010 and 2009, respectively.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Years Ended January 31,	2010	2009
Cumulative translation adjustment	$(6,000)	$(6,241)
Accumulated net unrealized holding gain (loss) on derivatives	(497)	(2,831)
Adjustment to initially apply defined benefit plan standard	(4,459)	(4,459)
Minimum pension liability adjustment	(32,700)	(32,202)

Total accumulated other comprehensive loss attributable to C&D Technologies, Inc.	$(43,656)	$(45,733)

21. DISCONTINUED OPERATIONS

In connection with the restructuring plan discussed in Note 16, the Company completed the sale of its Power Electronics Division on August 31, 2007 for $85,000 and recognized a gain of approximately $3,900. As a result of this decision and in accordance with accounting guidance for impairment or disposal of long-lived assets, the Company presents the results of operation of the Power Electronics Division for the fiscal years ended January 31, 2008 as discontinued operations.

On October 24, 2007, the Company announced the sale of certain assets of its Motive Power Division. As a result of this decision, the Company presents the results of operation of the Motive Power Division for the fiscal years ended January 31, 2008 as discontinued operations. The Company received $3,100 during fiscal year 2008 for the sale of finished goods and certain identified equipment.

Summarized financial information for the divisions sold is as follows:

Years Ended January 31,	2008
Net Sales	$138,609
Loss from discontinued operations before income taxes	15,091
Provision for income taxes	1,262
Net loss from discontinued operations	16,353

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Dollars in thousands, except per share data)

22. FAIR VALUE MEASUREMENT

Adoption of accounting guidance related to fair value measurements was adopted on February 1, 2008 and was limited to financial assets and liabilities, which primarily relates to the derivative contracts and investments related to the deferred compensation plan. The Company utilizes the market approach to measure fair value for the financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The accounting guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents the assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 and 2009 and the basis for that measurement:

2010	Total	Level 1	Level 2	Level 3
Investments held for deferred compensation plan	$321	$321	$—	$—
Commodity hedge liabilities	(643)	—	(643)	—

2009	Total	Level 1	Level 2	Level 3
Investments held for deferred compensation plan	$285	$285	$—	$—
Commodity hedge liabilities	(992)	—	(992)	—

23. GAIN ON SALE OF SHANGHAI, CHINA PLANT

During fiscal year 2005, the Company received $15,547 from the Chinese government as partial payment for the Company’s old joint venture battery facility located in Shanghai. The Company used these funds for the construction of a new battery manufacturing facility in Shanghai, which was completed during the first quarter of fiscal year 2008. This payment, along with a final payment of $1,850 received during the first quarter of fiscal year 2008, was recognized as income, net of the book value of assets disposed and other exit costs, when the old facility was transferred to the Chinese government during the first quarter of fiscal year 2008. During the first quarter of fiscal 2008, the Company recognized a gain of $15,162 on this transaction.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II.

VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2010, 2009 and 2008

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs & Expenses	(Reductions) Charged to Other Accounts	Translations	Other (a)	Balance at End of Period
Deducted from Assets
Valuation allowance for deferred tax assets:
Year ended January 31, 2010	$84,539	$10,337	$(708)	$(20)	$—	$94,148
Year ended January 31, 2009	73,208	4,199	7,734	(602)	—	84,539
Year ended January 31, 2008	33,036	4,244	(5,478)	(1,146)	42,552	73,208

(a)	Additions totaling $42,552 related to the sale of the Power Electronics Division sold during fiscal year 2008.

S-1