Form 10-Q
period 2010-04-30
C&D TECHNOLOGIES INC
filed 2010-06-07
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

At April 30, 2010, 26,362,748 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,929	$2,700
Restricted cash	9	57
Accounts receivable, less allowance for doubtful accounts of $710 and $1,114	58,991	55,183
Inventories	74,017	76,041
Prepaid taxes	483	425
Deferred taxes	52	50
Other current assets	1,591	1,092
Assets held for sale	500	500

Total current assets	138,572	136,048

Property, plant and equipment, net	91,355	90,001
Deferred income taxes	26	26
Intangible and other assets, net	13,119	13,420
Goodwill	59,964	59,964

TOTAL ASSETS	$303,036	$299,459

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$656	$8,777
Accounts payable	41,922	46,380
Accrued liabilities	13,193	12,309
Deferred income taxes	750	750
Other current liabilities	4,519	4,565

Total current liabilities	61,040	72,781

Deferred income taxes	12,913	12,529
Long-term debt	150,445	131,091
Other liabilities	40,678	40,588

Total liabilities	265,076	256,989

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2010	January 31, 2010
Commitments and contingencies (see Note 10)

Equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,288,186 and 29,228,213 shares issued and 26,362,748 and 26,302,775 outstanding at April 30, 2010 and January 31, 2010, respectively	293	292
Additional paid-in capital	97,263	97,033

Treasury stock, at cost, 2,925,438 shares at April 30, 2010 and January 31, 2010	(40,091)	(40,091)
Accumulated other comprehensive loss	(42,888)	(43,656)
Retained earnings	12,062	17,666

Total stockholders’ equity attributable to C&D Technologies, Inc.	26,639	31,244
Noncontrolling interest	11,321	11,226

Total equity	37,960	42,470

TOTAL LIABILITIES AND EQUITY	$303,036	$299,459

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2010	2009
NET SALES	$84,703	$73,665
COST OF SALES	74,725	68,320

GROSS PROFIT	9,978	5,345

OPERATING EXPENSES:
Selling, general and administrative expenses	9,222	9,242
Research and development expenses	1,788	1,878

OPERATING LOSS	(1,032)	(5,775)

Interest expense, net	3,348	2,924
Other expense, net	736	174

LOSS BEFORE INCOME TAXES	(5,116)	(8,873)
Income tax provision	394	1,096

NET LOSS	(5,510)	(9,969)
Net income (loss) attributable to noncontrolling interests	94	(211)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(5,604)	$(9,758)

Loss per share:
Basic and Diluted:
Net loss	$(0.21)	$(0.37)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three months ended April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,510)	$(9,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	230	323
Depreciation and amortization	2,614	3,305
Amortization of debt acquisition and discount costs	1,274	1,222
Deferred income taxes	384	893
Loss on disposal of assets	—	6
Changes in assets and liabilities:
Accounts receivable, net	(3,798)	2,421
Inventories	1,871	1,701
Other current assets	(563)	(763)
Accounts payable	(1,199)	(18)
Accrued liabilities	776	54
Book overdraft	(3,015)	6
Income taxes payable	39	93
Other current liabilities	557	(919)
Other liabilities	638	1,072
Other long-term assets	(38)	(46)
Other, net	(189)	1,662

Net cash (used in) provided by continuing operating activities	(5,929)	1,043
Net cash used in discontinued operating activities	(7)	(1,208)

Net cash used in operating activities	(5,936)	(165)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,871)	(4,782)
Decrease in restricted cash	47	772

Net cash used in investing activities	(3,824)	(4,010)

Cash flows from financing activities:
Borrowings on line of credit facility	29,288	22,632
Repayments on line of credit facility	(37,551)	(19,306)
Repayment of debt	(66)	(7)
Proceeds from new borrowings	20,083	—
Financing cost of long term debt	(1,771)	—

Net cash provided by financing activities	9,983	3,319

Effect of exchange rate changes on cash and cash equivalents	6	39

Increase (decrease) in cash and cash equivalents	229	(817)
Cash and cash equivalents, beginning of period	2,700	3,121

Cash and cash equivalents, end of period	$2,929	$2,304

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2010	2009
NET LOSS	$(5,510)	$(9,969)
Other comprehensive loss, net of tax:
Net unrealized gain on derivative instruments	265	2,905
Adjustment to recognize pension liability and net periodic pension cost	548	535
Foreign currency translation adjustments	(44)	137

Total comprehensive loss	(4,741)	(6,392)

Comprehensive loss (income) attributable to noncontrolling interests	(95)	179

Total comprehensive loss attributable to C&D Technologies, Inc.	$(4,836)	$(6,213)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal Year Ended January 31, 2010 Annual Report on Form 10-K, filed on April 20, 2010.

In the fourth quarter of fiscal year 2010, the Company revised the useful lives of certain machinery and equipment assets to more accurately reflect expected useful lives. These assets which were being depreciated over a term of 3 – 10 years are now being depreciated over a term of 3 – 15 years. As a result, for the quarter ended April 30, 2010 depreciation expense included as cost of sales was reduced by approximately $450. The net impact of this change in estimate for the quarter ended April 30, 2010 was a reduction of basic and fully diluted loss per share of approximately $0.02.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	LIQUIDITY

The Company has incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If cash provided by operating and financing activities is insufficient to fund cash requirements, the Company could face substantial liquidity problems. As of April 30, 2010, the Company has approximately $155,000 of debt related to the Credit Facility, 2005 Notes and 2006 Notes and China line of credit (refer to Note 6 – Debt). In the event the Company requires additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all.

The Company’s liquidity is primarily determined by its availability under the Credit Facility, its unrestricted cash balances and cash flows from operations. If the Company’s cash requirements exceed the cash provided by its operating activities, then the Company would look to its unrestricted cash balances and the availability under its Credit Facility to satisfy those needs. While the Company believes its liquidity will be sufficient to meet its ongoing cash needs to fund operations, capital expenditures and debt service for at least the next twelve months, no assurance can be given in this regard. Important factors and assumptions made by the Company when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued and sufficient availability of credit from its trade vendors and the continued availability of its Credit Facility. To the extent unforeseen events occur or operating results are below forecast, the Company believes it can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. Despite these potential actions, if the Company is not able to satisfy its cash requirements in the near term from cash provided by operating activities, or through access to its Credit Facility, it may not have the minimum levels of cash necessary to operate the business on an ongoing basis.

The Company’s liquidity derived from its Credit Facility is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. During the past year, the Company’s availability was above the threshold for each reporting period. During the past year the company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

events beyond its control. Rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to its financial covenants in the past. Such amendments may not be available in the future, if required.

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

Any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under its Credit Facility, thereby significantly impacting its liquidity. If the Company incurs an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. The Company’s assets and cash flows may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. Additionally, the 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2011 and November 2012, respectively. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under the Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would have an material adverse impact on the Company. Refer to Part II, Item 1A. regarding the Company’s noncompliance with NYSE listing requirements and related risks thereto.

3.	STOCK-BASED COMPENSATION

The Company granted stock option awards of 0 shares and 296,076 shares during the three months ended April 30, 2010 and 2009, respectively. The Company recorded $108 and $186 of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three months ended April 30, 2010 and 2009, respectively. The impact on loss per share for the three months ended April 30, 2010 and 2009 was less than $0.01 in each period.

The Company did not grant any restricted stock awards or performance shares during the three months ended April 30, 2010. The Company granted 204,758 restricted stock awards and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three months ended April 30, 2009. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. Compensation expense associated with restricted stock in the three months ended April 30, 2010 and 2009 was $122 and $137, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that the performance criteria established will be met.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at April 30, 2010:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$1.30 -	$1.53	301,076	6.8 Years	$1.30	0	6.8 Years	$1.30
$2.10 -	$2.10	5,000	7.0 Years	$2.10	0	7.0 Years	$2.10
$4.25 -	$6.30	634,000	5.6 Years	$5.55	87,000	6.5 Years	$6.05
$6.81 -	$9.12	469,618	5.7 Years	$7.66	454,618	5.7 Years	$7.65
$9.80 -	$14.28	111,556	4.7 Years	$11.00	111,556	4.7 Years	$11.00
$16.02 -	$22.18	250,244	3.0 years	$18.55	250,244	3.0 Years	$18.55
$26.76 -	$35.00	90,350	1.0 Years	$31.64	90,350	1.0 Years	$31.64
$49.44 -	$55.94	30,800	0.2 Years	$55.11	30,800	0.2 Years	$55.11

		1,892,644	5.1 Years	$9.48	1,024,568	4.4 Years	$14.09

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

The fair value of stock options granted during the three months ended April 30, 2009 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Three months ended April 30,	2009
Risk-free interest rate	2.02%
Dividend yield	0%
Volatility factor	70.09%
Expected lives	5.5 Years

4.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

On February 1, 2010, the Company adopted new accounting guidance on the accounting for transfers of financial assets. The new guidance seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. The adoption did not have a significant impact on the Company’s financial statements.

On February 1, 2010, the Company adopted new accounting guidance on variable interest entities which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. The adoption did not have a significant impact on the Company’s financial statements.

On February 1, 2010, the Company adopted new accounting guidance on fair value measurement disclosures which requires additional disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The adoption did not have a significant impact on the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

5.	INVENTORIES

Inventories consisted of the following:

	April 30, 2010	January 31, 2010
Raw materials	$20,295	$22,035
Work-in-process	22,408	19,811
Finished goods	31,314	34,195

Total	$74,017	$76,041

6.	DEBT

Debt consisted of the following:

	April 30, 2010	January 31, 2010
Credit Facility:
Revolving line of credit bearing interest at 4.75% at April 30, 2010: availability is determined by a borrowing base calculation	$10,342	$18,605
Term loan tranche	20,000	—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $11,639 and $12,591, respectively	63,361	62,409
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%.	52,000	52,000
China Line of Credit; Maximum commitment of 60 million RMB (with an effective interest rate of 5.73% as of April 30, 2010 and January 31, 2010)	8,644	8,644
Capital leases	218	225

Total debt	154,565	141,883
Less unamortized debt costs	3,464	2,015

Net debt	151,101	139,868
Less current portion	656	8,777

Total long-term portion	$150,445	$131,091

Credit Facility

At April 30, 2010, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until June 6, 2013; of which the maximum borrowing capacity is $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.75% to 3.25% or Prime plus 1.25% to 1.75% with the rate premium based on the amount outstanding. As of April 30, 2010, $10,342 was funded under the revolving line of credit portion of the Credit Facility and $5,147 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

In April 2010, the Company completed an Amendment to the Credit Facility agreement. The Amendment provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of the Guarantors, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on the earlier to occur of June 6, 2013 and the termination of the Credit Facility. The term loan tranche initially bears interest at the rate of 11.25 percent plus

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Facility agreement. In addition, for the one-year period following the Amendment, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $15,000. The Company expects to maintain excess availability above this $15,000 minimum. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ended April 30, 2011. The Credit Agreement, as amended by the Amendment, still requires the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $10,000.

As of April 30, 2010 and January 31, 2010, the Company was in compliance with its financial covenants. The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the 5.25% convertible offering. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in the business, assets or prospects. Company lenders could claim a breach under the material adverse change covenant or the cross-default provisions under the Credit Facility under certain circumstances, including, for example, if holders of the 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that the common stock was no longer listed on any national securities exchange. A delisting event does not constitute a material adverse event under the terms of the Credit Facility. An interpretation of events as a material adverse change or any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Facility, thereby significantly impacting liquidity.

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

A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and may put the 2005 Notes to the Company on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

The 2005 Notes are accounted for in accordance with the guidance provided in the Financial Accounting Standards Boards Accounting Standards Codification (“ASC”) 470-20. ASC 470-20 requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher non-cash expense which is amortized over the expected life of the instrument. We determined that the effective rate of the liability component was 12.5%.

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

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and may put the 2006 Notes to the Company on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

ASC 470-20 does not apply to the 2006 Notes since this note does not provide the Company with the option of settlement upon conversion in cash for all or part of the notes. As a result, this note is carried at face value and interest is recorded based on the stated rate of 5.50%.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 60 million RMB (approximately $8,790 US Dollars at April 30, 2010 and January 31, 2010) with an interest rate of 5.73%. This credit line was established to provide the plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of April 30, 2010 and January 31, 2010, $8,644 was funded under this facility. This credit facility matured in May 2010.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of 82 million RMB (approximately $12,013 US dollars at April 30, 2010) from a local Chinese bank (the “Chinese LOC”), of which 59 million RMB (approximately $8,644 US Dollars at April 30, 2010) was funded as of June 1, 2010. The Chinese LOC replaces the previous China line of credit, discussed above, which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59 million RMB as of June 1, 2010 has scheduled maturities of 3,730 RMB (approximately $546 US Dollars at April 30, 2010) due in one year, 11,180 RMB (approximately $1,638 US Dollars at April 30, 2010) due in year two, 18,640 RMB (approximately $2,731 US Dollars at April 30, 2010) due in year three, 10,000 RMB (approximately $1,465 US Dollars at April 30, 2010) due in year four and 15,450 RMB (approximately $2,264 US Dollars at April 30, 2010) due in year five. The Chinese LOC bears interest at a floating rate based on the applicable rate from the People’s Bank of China less a 10% discount, which was 5.18% as of June 1, 2010. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. The incremental borrowings of approximately 23 million RMB (approximately ($3,370 US Dollars at April 30, 2010) as of June 1, 2010, when and if funded in the future, are expected to be used to support capital investments in China. During May 2010, we paid 510 RMB (approximately $75 US Dollars at April 30, 2010) of acquisition fees related to this Chinese LOC. These fees will be capitalized and amortized over the life of the line of credit.

7.	STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Other Comprehensive Income /(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2010	29,228,213	$292	$97,033	(2,925,438)	$(40,091)	$(43,656)	$17,666	$11,226	$42,470

Total comprehensive loss:
Net (loss) income							(5,604)	94	(5,510)
Foreign currency translation adjustment						(45)		1	(44)
Unrealized gain on derivative instruments						265			265
Pension liability adjustment						548			548

Total comprehensive income (loss):						768	(5,604)	95	(4,741)

Other changes in equity:

Share based compensation expense			230						230

Stock awards issued/exercised	59,973	1							1

BALANCE AT APRIL 30, 2010	29,288,186	$293	$97,263	(2,925,438)	$(40,091)	$(42,888)	$12,062	$11,321	$37,960

8.	INCOME TAXES

	Three months ended April 30,
	2010	2009
Income taxes provision	$394	$1,096
Effective income tax rate	(7.7%)	(12.4%)

Effective tax rates were (7.7%) and (12.4%) for the three months ended April 30, 2010 and 2009, respectively. Tax expense for the three months ended April 30, 2010 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss in addition to deferred tax expense related to the increase in the deferred tax liability related to certain indefinite lived assets. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company’s losses in the US, the full valuation allowance in the US, and the existence of a deferred tax liability related to an indefinite lived intangible, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

9.	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended April 30,
	2010	2009
Numerator:
Numerator for basic losses per common share	$(5,604)	$(9,758)

Numerator for diluted losses per common share	$(5,604)	$(9,758)

Denominator:
Denominator for basic earnings per common share- weighted average common share	26,345,603	26,281,992
Effect of dilutive securities:
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,345,603	26,281,992

Basic losses per common share	$(0.21)	$(0.37)

Diluted losses from common share	$(0.21)	$(0.37)

The Company has excluded dilutive securities of 19,604,137 issuable in connection with convertible bonds from the diluted income per share calculation for the three months ended April 30, 2010 and 2009, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 2,265,910 and 2,155,48 shares for the three months ended April 30, 2010 and 2009 respectively.

10.	CONTINGENT LIABILITIES

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

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The Company is currently investigating the presence of lead contamination in soils at and adjacent to the facility. Additionally, the site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. Further, the Company has recently conducted additional sampling pursuant to a soils investigation plan approved by NYSDEC and, based on the results thereof, has proposed and received approval of a remedial action plan for lead in soils which shall be implemented as part of the remedial activities required by the ROD. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

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

The Company accrues for environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of April 30, 2010, accrued environmental reserves totaled $1,889 consisting of $1,259 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2011. The estimated commitments are approximately $78,000 in the year ended April 30, 2011, $38,000 during the year ended April 30, 2012. The Company has purchased new machinery with an estimated remaining cost of $674 to be recorded and placed in service during the current fiscal year.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

11.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at April 30, 2010 and January 31, 2010 were as follows:

	April 30, 2010		January 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,929	$2,929	$2,700	$2,700
Investments held for deferred compensation plan	366	366	321	321
Debt	154,347	138,107	141,658	107,282
Commodity hedges	(84)	(84)	(643)	(643)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents – the carrying amount approximates fair value because of the short term maturity of these instruments.

The fair value of accounts receivable, accounts payable and accrued liabilities consistently approximate the carrying value due to the short term maturity of these instruments and are excluded from the table above.

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

12.	DERIVATIVE INSTRUMENTS

Accounting standards related to derivative instruments require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity as accumulated other comprehensive (loss) income or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

The Company had raw material commodity arrangements for 2,397 metric tons of base metals at April 30, 2010 and 3,103 metric tons at January 31, 2010.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	April 30, 2010	January 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$84	$643	Other current liabilities

Total fair value	$84	$643

The Company estimates that $220 of net derivative losses in AOCI as of April 30, 2010 will be reclassified into earnings in the next twelve months.

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from
	2010	2009	2010	2009	AOCI into Income
Derivatives in Cash Flow Hedging

Commodity Hedges	$(165)	$(107)	$430	$(1,971)	Cost of Sales

13.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Three months ended April 30,
	2010	2009
Balance at beginning of period	$6,481	$8,069
Current year provisions	1,173	736
Expenditures	(1,013)	(2,161)
Effect of foreign currency translation	—	—

Balance at end of period	$6,641	$6,644

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

As of April 30, 2010, accrued warranty obligations of $6,641 include $2,433 in current liabilities and $4,208 in other liabilities. As of January 31, 2010 accrued warranty obligations of $6,481 include $2,511 in current liabilities and $3,970 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Expenditures include $7 and $1,208 related to discontinued operations in the first fiscal quarters 2011 and 2010, respectively.

14.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended April 30,		Three months ended April 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$317	$284	$18	$18
Interest cost	1,141	1,159	30	31
Expected return on plan assets	(1,017)	(866)	—	—
Amortization of prior service costs	—	—	(198)	(201)
Recognized actuarial loss/(gain)	751	745	2	—

Net periodic benefit cost	$1,192	$1,322	$(148)	$(152)

The Company made $625 of contributions to the plan in the first quarter of fiscal year 2011. The Company expects to make contributions of approximately $4,472 to its plan during fiscal year 2011. The Company also expects to make contributions totaling approximately $181 to the Company sponsored postretirement benefit plan during fiscal year 2011.

15.	RESTRUCTURING

On February 4, 2009, the Company announced plans to reduce labor costs by reducing its workforce by approximately 90 employees. The Company recorded severance accruals in the fourth quarter of fiscal year 2009 of $1,334 in its consolidated statement of operations as Selling, general and administrative expenses as a result of these reductions.

A reconciliation of the liability and related activity during the three months ended April 30, 2010, is shown below.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Balance at January 31, 2010	Provision Additions	Expenditures	Balance at April 30, 2010

Severance	$76	$—	$59	$17

Total	$76	$—	$59	$17

16.	FAIR VALUE MEASUREMENT

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of April 30, 2010 and 2009 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2010
Investments held in large mutual funds	$366	$366	$—	$—
Commodity hedge liability	84	—	84	—

2009
Investments held in large mutual funds	$314	$314	$—	$—
Commodity hedge asset	48	—	48	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended April 30, 2010, compared to Three Months Ended April 30, 2009

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the first quarter of fiscal year 2011. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the first quarter of fiscal year 2011 increased $11,038 or 15% to $84,703 from $73,665 in the first quarter of fiscal year 2010. This increase was primarily due to contractual price increases resulting from the significant increases in the price of lead. Average London Metal Exchange (“LME”) lead prices increased from an average of $0.56 per pound in the first quarter of fiscal year 2010 to $0.99 per pound in the first quarter of fiscal year 2011. The increase in lead prices was partially offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American telecommunications and UPS markets.

Gross profit in the first quarter of fiscal year 2011 increased $4,633 or 87% to $9,978 from $5,345. Gross margins as a percent of sales increased from 7% in the first quarter of fiscal year 2010 to 12% in the first quarter of fiscal year 2011. Margins increased sequentially to 12% in the first quarter of fiscal 2011 compared to 10% in the fourth quarter of fiscal 2010. Gross margin has improved over the prior year’s comparable quarter and over the previous quarter primarily due to increased pricing focus and discipline and less lead price volatility during the period. In the previous quarter, lead prices increased at a rapid rate, impeding our ability to recover such price increases from our customers in a timely manner. Our ability to increase price is often determined contractually. In the current quarter, lead prices were less volatile as compared to the previous quarter, resulting in improved lead price recovery. In addition, we maintained greater discipline with respect to pricing to our customers, thereby favorably impacting margins in the face of decreased volumes in the Americas and negative impacts from product mix shifts.

Selling, general and administrative expenses in the first quarter of fiscal year 2011 decreased $20 or 0.2% to $9,222 from $9,242. As a percentage of sales, selling, general and administrative expenses decreased to 10.9% in fiscal 2011 compared to 12.6% in the first quarter of fiscal 2010.

Research and development expenses in the first quarter of fiscal year 2011 decreased $90 or 5% to $1,788 from $1,878. As a percentage of sales, research and development expenses decreased from 2.6% in the first quarter of fiscal year 2010 to 2.1% in the first quarter of fiscal year 2011. We receive cost reimbursements under a federal government contract related to lithium battery research and development. We recognized $180 of federal government contract cost reimbursements as a reduction in research and development expenses in our consolidated statement of operations for the first quarter of fiscal year 2011, as compared to $118 in the first quarter of fiscal 2010.

The Company had an operating loss in the first quarter of fiscal year 2011 of $1,032 compared to $5,775 in the first quarter of fiscal year 2010. The change is mainly due to the increase in gross profit compared to the first quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Loss from continuing operations for the 1st quarter of fiscal year 2011 vs. fiscal year 2010.

Fiscal Year 2011 vs. 2010
Operating Loss 1Q’10	$(5,775)
Lead, net	(8,236)
Price / Volume / Mix	13,942
Warranty	(435)
Pension	130
Other	(658)

Operating Loss 1Q’11	$(1,032)

Interest expense, net in the first quarter of fiscal year 2011 increased $424 or 14.5% to $3,348 from $2,924 in the first quarter of fiscal year 2010, primarily due to higher average debt balances and higher interest rates in the first quarter of fiscal 2011 compared to the first quarter for fiscal 2010. Also, interest expense includes $952 and $798 in fiscal years 2011 and 2010, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 6).

Other expense was $736 in the first quarter of fiscal year 2011 compared to $174 in the first quarter of fiscal year 2010. The increase was primarily due to recording $670 to increase our environmental reserves related to a facility which we disposed of during fiscal year 2007, however, have retained responsibility for certain environmental costs, partially offset by a reduction in other expenses in the current quarter.

Income tax expense of $394 was recorded in the first quarter of fiscal year 2011, compared to $1,096 in the first quarter of fiscal year 2010. Tax expense in the first quarter of both fiscal years 2011 and 2010, is primarily due to non-cash deferred tax expenses related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to our losses in the US, the full valuation allowance in the US, and the existence of a deferred tax liability related to an indefinite lived intangible, it is our position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Noncontrolling interest was income of $94 in the first quarter of fiscal year 2011 compared to a loss of $211 in the first quarter of fiscal year 2010, primarily due to increasing sales volumes in Asia which have favorably impacted the joint venture’s cost structure.

As a result of the above, net loss attributable to C&D Technologies, Inc was $5,604 in the first quarter of fiscal year 2011 compared to $9,758 in the comparable quarter of the prior year. Basic and diluted losses per share were $0.21 and $0.37 in the first quarter of fiscal year 2011 and 2010, respectively.

Other comprehensive loss attributable to C&D Technologies, Inc. decreased by $1,377 in the first quarter of fiscal year 2011 to $4,836 from $6,213 in the first quarter of fiscal year 2010. This decrease was due primarily to the decrease in net loss attributable to C&D from $9,758 in the first quarter of fiscal 2010 to $5,604 in the first quarter of fiscal year 2011 partially offset by a decrease in the unrealized gain on derivative instruments of $265 in the first quarter of fiscal year 2011 compared to $2,905 in first quarter of fiscal year 2010 and foreign currency translation losses of $44 in fiscal year 2011 compared to income of $137 in fiscal year 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

Net cash used in operating activities was $5,936 for three months ended April 30, 2010, compared to $165 in the comparable period of the prior fiscal year. This is primarily a result of the decrease in the loss from $9,969 in the first quarter of fiscal 2010 to $5,510 in the current year, as discussed above, offset by cash outflows related to accounts receivable of $3,798, as compared to a cash inflow from accounts receivables of $2,421 in the prior year, and an increase in cash outflows related to accounts payable and book overdrafts of $4,202. More specifically, the reduction in accounts payable from January 31, 2010 to April 30, 2010 of $4,458 is primarily due to a constriction of trade credit during the first quarter of fiscal 2011.

Net cash used in investing activities was $3,824 in the first quarter of fiscal year 2011 as compared to $4,010 in the first quarter of fiscal year 2010. During the first three months of fiscal year 2011, we had purchases of property, plant and equipment of $3,871 compared with purchases of $4,782 in the prior year. The decrease in capital expenditures is principally due to the completion of new product development that had been started in the prior year. This was offset by a reduction of restricted cash of $47 related to lead hedging activities in the first quarter of fiscal 2011 compared to $772 in the prior fiscal year.

Net cash provided by financing activities increased $6,664 to $9,983 for the three months ended April 30, 2010, compared to $3,319 in the comparable period of the prior fiscal year. Proceeds from net borrowings under the Company’s Credit Facility, offset by debt acquisition costs, were the primary sources of cash provided by financing activities in the first quarter of fiscal year 2011. The primary purpose of the new borrowings in the current quarter of the fiscal year was to fund the cash used in operations, as discussed above, as well as to fund capital expenditures.

There is an uncertainty regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern. We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future, which may result in a need for increased access to capital. If cash provided by operating and financing activities is insufficient to fund cash requirements, we could face substantial liquidity problems. As of April 30, 2010, we had approximately $155,000 of debt related to the Credit Facility, 2005 Notes and 2006 Notes and China line of credit (refer to Note 6 – Debt). In the event we require additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all.

Our liquidity is primarily determined by our availability under the Credit Facility, our unrestricted cash balances and cash flows from operations. If our cash requirements exceed the cash provided by our operating activities, then we would look to our unrestricted cash balances and the availability under our Credit Facility to satisfy those needs. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued sufficient availability of credit from our trade vendors and the ability to re-finance or obtain debt in the future. To the extent unforeseen events occur or operating results are below forecast, we believe we can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. Despite these potential actions, if we are not able to satisfy our cash requirements in the near term from cash provided by operating activities, or through access to our Credit Facility, we may not have the minimum levels of cash necessary to operate the business on an ongoing basis.

Our liquidity derived from the Credit Facility is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires us to meet a minimum fixed charge coverage ratio if the availability falls below $10,000, adjusted to $15,000 for the first year under the agreement as amended. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. Our ability to meet these financial provisions may be affected by events beyond our control. Rising prices of lead and other commodities and other circumstances have resulted in our obtaining amendments to the financial covenants in the past. Such amendments may not be available in the future, if required.

Current credit and capital market conditions combined with our recent history of operating losses and negative cash flows are likely to impact and/or restrict our ability to access capital markets in the near term, and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

constraints may also affect agreements and payment terms with our trade vendors. If unforeseen events occur or certain larger vendors require us to pay for purchases in advance or upon delivery, or on reduced trade terms, we may not be able to continue operating as a going concern.

Any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under the Credit Facility, thereby significantly impacting our liquidity. If the Company incurs an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flows may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following certain fundamental changes. Additionally, the 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2011 and November 2012, respectively. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes, the lenders under the Credit Facility or the holders of the 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would have an material adverse impact on us.

We have also assessed the impact of the severe liquidity crises at major financial institutions on our ability to access capital markets on reasonable terms. Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future if the liquidity crisis intensifies or is protracted. Our current credit facility does not expire until June 6, 2013. As of April 30, 2010, the maximum availability calculated under the borrowing base was approximately $60,941 (net of the fixed charge ratio discussed above), of which $30,342 was funded (including $20,000 from the term loan tranche), and $5,147 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

Our $52,000 and $75,000 convertible notes have initial maturities (put provisions) in November 2011 and November 2012 respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

At this time, we do not believe recent market disruptions will impact our long-term ability to obtain financing. We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2011 to be approximately $9,000 including funding for new product modifications and cost reduction opportunities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of April 30, 2010:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations
Debt*	$165,986	$546	$4,369	$34,071	$127,000
Interest payable on notes*	122,271	10,587	21,174	14,577	75,933
Operating leases	7,891	1,341	2,428	2,090	2,032
Projected – lead purchases**	116,000	78,000	38,000	—	—
Equipment	674	674	—	—	—
Capital Leases	218	110	83	25	—

Total contractual cash obligations	$413,040	$91,258	$66,054	$50,763	$204,965

*	These amounts assume that the convertible notes will be held to maturities (see Note 6—Debt), show the Credit Facility and term loan tranche as paid in fiscal year 2013 and include interest on the Credit Facility and term loan tranche through maturity in fiscal year 2013 calculated at the same rate and outstanding balance at April 30, 2010 and the China debt up through fiscal year 2015 at the new rate.
**	Amounts are based on the cash price of lead at April 30, 2010 which was $0.99.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,147	$5,085	$62	$—	$—

Total commercial commitments	$5,147	$5,085	$62	$—	$—

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

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Form 10-K annual report for the year ended January 31, 2010, which should be read in conjunction with the report of Form 10-Q, and in Part II, Item 1A of this Form 10-Q.

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2010 Annual Report on Form 10-K, filed with the SEC on April 20, 2010, which should be read in conjunction with this report on Form 10-Q.

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

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock

C&D was notified by letter dated April 27, 2010 from the NYSE that the Company had fallen below the NYSE continued listing criterion that requires 30 day average market capitalization of not less than $50 million and total stockholders’ equity of not less than $50 million. As a result, we could face suspension and delisting proceedings. We notified the NYSE that we intend to submit a plan within 45 days that demonstrates our ability to regain compliance within 18 months. Upon receipt of this plan, the NYSE has 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18-month period. The NYSE may either accept the plan, at which time we would be subject to ongoing monitoring for compliance with this plan, or the NYSE may not accept the plan and we would be subject to suspension and delisting proceedings.

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

We consider market capitalization as a potential indicator of impaired goodwill, and subsequent to April 30, 2010, our market capitalization declined significantly. A sustained decline in market capitalization may result in, or be indicative of, a goodwill impairment charge in a future period.

At April 30, 2010, we had goodwill of $59,964 recorded on our consolidated balance sheet. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Among other indicators, we consider market capitalization as an indicator of our fair value. At April 30, 2010, our market capitalization was approximately $38,000, as compared to our net equity of $37,960. We also consider control premiums in assessing our fair value.

On June 1, 2010, our market capitalization had decreased to less than $24,000. Sustained levels of market capitalization below our net equity may indicate that our fair value is below our net equity, and therefore may result in a material goodwill impairment charge in a future period.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

June 7, 2010	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive Officer and Director (Principal Executive Officer)

June 7, 2010	By:	/s/ Ian J. Harvie
Ian J. Harvie
Vice President Finance and Chief Financial Officer (Principal Financial Officer)

June 7, 2010	By:	/s/ Todd J. Greenspan
Todd J. Greenspan
Vice President & Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002