Form 10-Q
period 2010-07-31
C&D TECHNOLOGIES INC
filed 2010-09-14
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

At July 31, 2010, 26,462,957 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31,	January 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$2,700
Restricted cash	49	57
Accounts receivable, less allowance for doubtful accounts of $850 and $1,114	55,003	55,183
Inventories	71,143	76,041
Prepaid taxes	524	425
Deferred taxes	51	50
Other current assets	1,599	1,092
Assets held for sale	500	500

Total current assets	132,519	136,048

Property, plant and equipment, net	90,402	90,001
Deferred income taxes	225	26
Intangible and other assets, net	16,257	15,435
Goodwill	—	59,964

TOTAL ASSETS	$239,403	$301,474

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$644	$8,777
Accounts payable	32,250	46,380
Accrued liabilities	13,101	12,309
Deferred income taxes	—	750
Other current liabilities	6,460	4,565

Total current liabilities	52,455	72,781

Deferred income taxes	—	12,529
Long-term debt	158,602	133,106
Other liabilities	40,012	40,588

Total liabilities	251,069	259,004

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31,	January 31,
	2010	2010

Commitments and contingencies (see Note 10)

Equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,444,313 and 29,228,213 shares issued and 26,462,957 and 26,302,775 outstanding at July 31, 2010 and January 31, 2010, respectively	294	292
Additional paid-in capital	97,488	97,033
Treasury stock, at cost, 2,981,356 and 2,925,438 shares at July 31, 2010 and January 31, 2010, respectively	(40,071)	(40,091)
Accumulated other comprehensive loss	(42,027)	(43,656)
Retained earnings	(38,618)	17,666

Total stockholders’ equity attributable to C&D Technologies, Inc.	(22,934)	31,244
Noncontrolling interest	11,268	11,226

Total equity	(11,666)	42,470

TOTAL LIABILITIES AND EQUITY	$239,403	$301,474

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
NET SALES	$83,835	$82,434	$168,538	$156,099
COST OF SALES	72,802	72,431	147,527	140,751

GROSS PROFIT	11,033	10,003	21,011	15,348

OPERATING EXPENSES:
Selling, general and administrative expenses	9,209	10,111	18,431	19,353
Research and development expenses	1,589	1,799	3,377	3,677
Goodwill impairment	59,978	—	59,978	—

OPERATING LOSS	(59,743)	(1,907)	(60,775)	(7,682)

Interest expense, net	4,199	2,916	7,547	5,840
Other expense (income), net	674	(208)	1,410	(34)

LOSS BEFORE INCOME TAXES	(64,616)	(4,615)	(69,732)	(13,488)
Income tax provision	(13,794)	1,076	(13,400)	2,172

NET LOSS	(50,822)	(5,691)	(56,332)	(15,660)
Net loss attributable to noncontrolling interests	(142)	(75)	(48)	(286)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(50,680)	$(5,616)	$(56,284)	$(15,374)

Loss per share:
Basic and Diluted:	$(1.92)	$(0.21)	$(2.13)	$(0.58)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six months ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(56,332)	$(15,660)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	533	618
Depreciation and amortization	5,176	6,309
Amortization of debt acquisition and discount costs	2,685	2,373
Annual retainer to Board of Directors paid by the issuance of common stock	—	24
Impairment of goodwill	59,978	—
Deferred income taxes	(13,479)	1,536
Changes in assets and liabilities:
Accounts receivable	231	3,520
Inventories	4,925	162
Other current assets	(21)	(469)
Accounts payable	(13,405)	4,974
Accrued liabilities	631	(447)
Book overdraft	(401)	17
Income taxes payable	30	166
Other current liabilities	2,518	(2,298)
Other liabilities	604	1,711
Other long-term assets	19	(86)
Other, net	(717)	821

Net cash (used in) provided by continuing operating activities	(7,025)	3,271
Net cash used in discontinued operating activities	(7)	(1,534)

Net cash (used in) provided by operating activities	(7,032)	1,737

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,083)	(7,763)
Proceeds from disposal of property, plant and equipment	—	15
Decrease in restricted cash	8	848

Net cash used in investing activities	(5,075)	(6,900)

Cash flows from financing activities:
Borrowings on line of credit facility	51,232	55,851
Repayments on line of credit facility	(55,831)	(53,981)
Repayment of debt	(97)	(14)
Proceeds from new borrowings	20,022	3,021
Proceeds from the issuance of treasury stock	14	—
Financing cost of long term debt	(2,245)	—
Purchase of treasury stock	(71)	(56)

Net cash provided by financing activities	13,024	4,821

Effect of exchange rate changes on cash and cash equivalents	33	104

Increase (decrease) in cash and cash equivalents	950	(238)
Cash and cash equivalents, beginning of period	2,700	3,121

Cash and cash equivalents, end of period	$3,650	$2,883

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
Net loss	$(50,822)	$(5,691)	$(56,332)	$(15,660)
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	39	189	304	3,094
Adjustment to recognize pension liability and net periodic pension cost	632	4	1,180	539
Foreign currency translation adjustments	279	79	235	216

Total comprehensive loss	(49,872)	(5,419)	(54,613)	(11,811)

Comprehensive loss (income) attributable to noncontrolling interests	53	98	(42)	277

Total comprehensive loss attributable to C&D Technologies, Inc.	$(49,819)	$(5,321)	$(54,655)	$(11,534)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company does not include all the information and notes required for complete financial statements. In the opinion of management, the interim condensed unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal Year Ended January 31, 2010 Annual Report on Form 10-K, filed on April 20, 2010.

In the fourth quarter of fiscal year 2010, the Company revised the useful lives of certain machinery and equipment assets to more accurately reflect expected useful lives. These assets which were being depreciated over a term of 3 – 10 years are now being depreciated over a term of 3 – 15 years. As a result, for the three and six months ended July 31, 2010 depreciation expense included as cost of sales was reduced by approximately $450 and $900, respectively. The net impact of this change in estimate for the three and six months ended July 31, 2010 was a reduction of basic and fully diluted loss per share of approximately $0.02 and $0.03, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	LIQUIDITY AND GOING CONCERN

The Company has put provisions due on its convertible senior notes that may require it to pay the following principal payments: $52.0 million on November 1, 2011, with respect to the 2006 Notes, and $75.0 million on November 1, 2012, with respect to the 2005 Notes (see Note 6 – Debt). Furthermore, payments of principal on these Notes may be accelerated upon the occurrence of a “fundamental change” as defined in the indentures governing the 2005 Notes and 2006 Notes, which would require the Company to purchase the notes at 100% of their aggregate principal amount within approximately 55 business days of such occurrence. The Company believes that there is substantial risk that a fundamental change will occur in the near future. Refer to discussion of New York Stock Exchange (“NYSE”) continued listing requirements and related risk of delisting our common stock below.

During the Company’s third quarter of fiscal 2011, the Company’s market capitalization has fallen below $15 million. Accordingly, there exists a risk that the Company’s 30 day average market capitalization will fall below $15 million in the near-term. Should the market capitalization fall below a 30 day average of $15 million, then the Company will be subject to suspension and delisting procedures by the NYSE, pursuant to NYSE listing requirements. Absent suspension of trading being removed within a 60 day time period and/or relisting on a national automated exchange, such a development would constitute a fundamental change under the Company’s convertible notes, which could ultimately result in an event of default.

Previously, C&D was notified by letter dated April 27, 2010 from the NYSE that the Company had fallen below the NYSE continued listing criterion that requires 30 day average market capitalization of not less than $50 million and total stockholders’ equity of not less than $50 million. On July 15, 2010, C&D was notified by the NYSE that the Company had fallen below the continued listing standard that requires a minimum average closing price of $1.00 per common share over thirty consecutive days. As a result, the Company could face suspension and delisting proceedings. On June 11, 2010, the Company provided, on a confidential basis, the NYSE with a business plan (the “Plan”) demonstrating its ability to comply with the NYSE’s continued listing standards requiring that either total stockholders equity average be not less than $50 million or our global market capitalization be not less than $50 million over a consecutive 30 trading day period. On July 23, 2010, the NYSE notified the Company that it had accepted the Plan. As a result of the acceptance, the common stock continued to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the Plan, and subject to compliance with other NYSE continued listing requirements and the NYSE’s right to reevaluate continued listing determinations.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

In light of these recent developments and the Company’s liquidity risks, the Company is currently reviewing strategic and financing alternatives available with assistance from legal and financial advisors. On September 14, 2010, the Company entered into a restructuring support agreement with certain holders of the 2005 Notes and 2006 Notes (see Note 18). The Company also continues to be engaged in active discussions with lenders under its Credit Facility regarding a restructuring of its capital structure. There can be no assurance that the Company will be able to consummate a restructuring pursuant to the terms of the restructuring support agreement or at all. Furthermore, the Company may be unable to maintain adequate liquidity prior to the restructuring contemplated under the restructuring support agreement or otherwise, and, as a result, the Company may be required to seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

The Company reported net losses for both fiscal quarters ended April 30, 2010 and July 31, 2010. Its cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing its indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to its current liquidity situation, raise substantial doubt as to the Company’s ability to continue as a going concern for a period longer than twelve months from July 31, 2010. The Company’s ability to continue as a going concern depends on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under the Company’s Credit Facility. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which implies that it will continue to meet its obligations and continue operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

The Company’s liquidity is primarily determined by its availability under the Credit Facility, its unrestricted cash balances and cash flows from operations. If cash requirements exceed the cash provided by operating activities, then the Company would look to its unrestricted cash balances and the availability under its Credit Facility to satisfy those needs. Important factors and assumptions made by the Company when considering future liquidity include, but are not limited to, the volatility of lead prices, future demand from customers, continued sufficient availability of credit from trade vendors and the ability to re-finance or obtain debt in the future. To the extent unforeseen events occur or operating results are below forecast, the Company believes it can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. Despite these potential actions, if the Company is not able to satisfy its cash requirements in the near term from cash provided by operating activities, or through access to its Credit Facility, it may not have the minimum levels of cash necessary to operate the business on an ongoing basis.

The Company’s liquidity derived from the Credit Facility is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000, adjusted to $15,000 for the first year under the agreement as amended. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. During the past year the Company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by events beyond its control. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ended April 30, 2011. The Company does not currently anticipate satisfying this minimum EBITDA requirement at April 30, 2011. The rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to the financial covenants in the past. Such amendments may not be available in the future, if required.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

Current credit and capital market conditions combined with a history of operating losses and negative cash flows are likely to impact and/or restrict the Company’s ability to access capital markets in the near term, and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect agreements and payment terms with trade vendors. If unforeseen events occur or certain larger vendors require the Company to pay for purchases in advance or upon delivery, or on reduced trade terms, the Company may not be able to continue operating as a going concern.

The Company’s credit facility bank is currently meeting all of their lending obligations. The current Credit Facility does not expire until June 6, 2013. As of July 31, 2010, the maximum availability calculated under the borrowing base was approximately $60,264 (net of the fixed charge ratio discussed above), of which $34,006 was funded (including $20,000 from the term loan tranche), and $5,312 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity is for future working capital needs and general corporate purposes.

As discussed above, the Company’s 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2012 and November 2011, respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

Any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Facility, thereby significantly impacting its liquidity. If the Company incurs an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Assets and cash flows may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following a fundamental change (as defined in the indentures governing the 2005 Notes and the 2006 Notes). Additionally, the 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2012 and November 2011, respectively. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, it may result in an event of default under the Credit Facility and the lenders thereunder could institute foreclosure proceedings against the assets securing borrowings under the facility, which would have an material adverse impact on the Company.

3.	STOCK-BASED COMPENSATION

The Company granted 492,055 stock option awards during both the three and six months ended July 31, 2010, and 55,000 and 351,076 during the three and six months ended July 31, 2009, respectively. The Company recorded $133 and $241 of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2010, respectively, and $188 and $374 during the three and six months ended July 31, 2009, respectively. The impact on loss per share for the six months ended July 31, 2010 and 2009 was less than $0.01.

The Company granted 333,558 restricted stock awards and 333,558 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and six months ended July 31, 2010. The Company granted 144,832 and 349,590 restricted stock awards and 0 and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and six months ended July 31, 2009, respectively. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. The Company recorded $170 and $292 of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2010, respectively, and $107 and $244 during the three and six months ended July 31, 2009, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that it is probable the performance criteria established will be met.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at July 31, 2010:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.30 - $ 1.53	793,131	5.7 Years	$1.41	0	5.7 Years	$1.41
$ 2.10 - $ 2.10	5,000	6.9 Years	$2.10	0	6.9 Years	$2.10
$ 4.25 - $ 6.30	628,500	5.5 Years	$5.55	83,000	6.4 Years	$6.05
$ 6.81 - $ 9.12	448,037	5.6 Years	$7.66	433,037	5.6 Years	$7.65
$ 9.80 - $ 14.28	107,556	4.7 Years	$10.88	107,556	4.7 Years	$10.88
$ 16.02 - $ 22.18	235,644	2.9 years	$18.54	235,644	2.9 Years	$18.54
$ 26.76 - $ 35.00	84,040	0.9 Years	$31.86	84,040	0.9 Years	$31.86
$ 49.44 - $ 55.94	3,600	0.3 Years	$49.44	3,600	0.3 Years	$49.44

	2,305,508	5.1 Years	$7.13	946,877	4.5 Years	$12.90

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

The fair value of stock options granted during the three and six months ended July 31, 2010 and 2009 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Risk-free interest rate	2.01%-2.63%	2.10%-2.19%	2.01%-2.63%	2.02%-2.19%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	77.48%-86.62%	73.56%-74.88%	77.48%-86.62%	70.09%-74.88%
Expected lives	4.0 - 5.5 Years	5.25 - 5.5 Years	4.0 - 5.5 Years	5.25 - 5.5 Years

4.	NEW ACCOUNTING PRONOUNCEMENTS

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

5.	INVENTORIES

Inventories consisted of the following:

	July 31,	January 31,
	2010	2010
Raw materials	$18,781	$22,035
Work-in-process	22,539	19,811
Finished goods	29,823	34,195

Total	$71,143	$76,041

6.	DEBT

Debt consisted of the following:

	July 31,	January 31,
	2010	2010
Credit Facility:
Revolving line of credit bearing interest at 4.75% at July 31, 2010: availability is determined by a borrowing base calculation	$14,006	$18,605
Term loan tranche	20,000	—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $10,657 and $12,591, respectively	64,343	62,409
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%.	52,000	52,000
China Line of Credit; Maximum commitment of 82 million RMB and 60 million RMB (with an effective interest rate of 5.18% and 5.73% as of July 31, 2010 and January 31, 2010, respectively)	8,708	8,644
Capital leases	189	225

Total debt	159,246	141,883
Less current portion	644	8,777

Total long-term portion	$158,602	$133,106

Acquisition fees related to debt issuances are classified as part of Intangibles and other assets, net on the balance sheet and had net carrying amounts of $3,510 and $2,015 at July 31, 2010 and January 31, 2010, respectively.

Credit Facility

At July 31, 2010, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until June 6, 2013 with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.75% to 3.25% or Prime plus 1.25% to 1.75% with the rate premium based on the amount outstanding. As of July 31, 2010, $14,006 was funded under the revolving line of credit portion of the Credit Facility and $5,312 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes The Company paid $600 of acquisition fees in the current fiscal year related to amending the credit facility. These fees have been capitalized and are being amortized over the life of the line of credit.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

In April 2010, the Company completed an Amendment to the Credit Facility agreement. The Amendment provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of certain of its subsidiaries, as the guarantor, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on the earlier to occur of June 6, 2013 and the termination of the Credit Facility. The term loan tranche initially bears interest at the rate of 11.25 percent plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Facility agreement. In addition, for the one-year period following the Amendment, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $15,000. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ended April 30, 2011. The Company does not currently anticipate satisfying this minimum EBITDA requirement at April 30, 2011. The Credit Agreement, as amended by the Amendment, continues to require the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $10,000 which was adjusted to $15,000 for the first year under the Amendment. The Company paid $1,400 of acquisition fees related to this term loan tranche. These fees have been capitalized and are being amortized over the life of the line of credit.

As of July 31, 2010 and January 31, 2010, the Company was in compliance with its financial covenants. The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in the business, assets or prospects. Company lenders could claim a breach under the material adverse change covenant or the cross-default provisions under the Credit Facility under certain circumstances, including, for example, if holders of the 2005 Notes and 2006 Notes were to obtain the right to put their notes to us in the event that the common stock was no longer listed on any national securities exchange. A delisting event does not constitute a material adverse event under the terms of the Credit Facility. An interpretation of events as a material adverse change or any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 Notes and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Facility, thereby significantly impacting liquidity.

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

A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and may put the 2005 Notes to the Company on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case, within approximately 55 business days of such occurrence. If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the common stock on the effective date of the fundamental change is less than $7.00. Any make-whole premium will be payable in shares of common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change. The Company believes that there is substantial risk that a fundamental change will occur in the near future (see Note 2) and if we do not complete the restructuring prior to the time that we are required to purchase the notes, we will not have the cash on hand to comply with the governing indentures. If we are not able to complete the restructuring or obtain additional financing on a timely basis, we may be forced to declare bankruptcy.

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

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash upon the occurrence of a fundamental change as defined in the indenture and may put the 2006 Notes to the Company on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case, within approximately 55 business days of such occurrence. If applicable, the Company will pay a make-whole premium on the 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $4.30. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change. The Company believes that there is substantial risk that a fundamental change will occur in the near future (see Note 2) and if we do not complete the restructuring prior to the time that we are required to purchase the notes, we will not have the cash on hand to comply with the governing indentures. If we are not able to complete the restructuring or obtain additional financing on a timely basis, we may be forced to declare bankruptcy.

ASC 470-20 does not apply to the 2006 Notes since this note does not provide the Company with the option of settlement upon conversion in cash for all or part of the notes. As a result, this note is carried at face value and interest is recorded based on the stated rate of 5.50%.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 60 million RMB (approximately $8,790 US Dollars at January 31, 2010) with an interest rate of 5.73%. This credit line was established to provide the plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2010, $8,644 was funded under this facility. This credit facility matured in May 2010.

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82 million RMB (approximately $12,103 US Dollars at July 31, 2010) from a local Chinese bank (the “Chinese LOC”), of which 59 million RMB (approximately $8,708 US Dollars at July 31, 2010) was funded as of July 31, 2010. The Chinese LOC replaces the previous China line of credit, discussed above, which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59 million RMB as of July 31, 2010 have scheduled maturities of 3,730 RMB (approximately $551 US Dollars at July 31, 2010) due in one year, 11,180 RMB (approximately $1,650 US Dollars at July 31, 2010) due in year two, 18,640 RMB (approximately $2,751 US Dollars at July 31, 2010) due in year three, 10,000 RMB (approximately $1,476 US Dollars at July 31, 2010) due in year four and 15,450 RMB (approximately $2,280 US Dollars at July 31, 2010) due in year five. The Chinese LOC bears interest at a variable rate based on the applicable rate from the People’s Bank of China less a 10% discount, which was 5.18% as of July 31, 2010. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. The incremental borrowings of approximately 23 million RMB (approximately $3,395 US Dollars at July 31, 2010) as of July 31, 2010, when and if funded in the future, are expected to be used to support capital investments in China. The Company paid 1,500 RMB (approximately $221 US Dollars at July 31, 2010) of acquisition fees related to this Chinese LOC. These fees have been capitalized and are being amortized over the life of the line of credit.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

7.	STATEMENT OF CHANGES IN EQUITY

			Additional			Other			Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income /(Loss)	Earnings	Interest	Equity
BALANCE AT JANUARY 31, 2010	29,228,213	$292	$97,033	(2,925,438)	$(40,091)	$(43,656)	$17,666	$11,226	$42,470

Total comprehensive loss:
Net loss							(56,284)	(48)	(56,332)
Foreign currency translation adjustment						145		90	235
Unrealized gain on derivative instruments						304			304
Pension liability adjustment						1,180			1,180

Total comprehensive income (loss):						1,629	(56,284)	42	(54,613)

Other changes in equity:
Share based compensation expense			533						533
Deferred compensation plan				(70,653)	(71)				(71)
Issuance of common stock			(78)	14,735	91				13

Stock awards issued/exercised	216,100	2							2

BALANCE AT JULY 31, 2010	29,444,313	$294	$97,488	(2,981,356)	$(40,071)	$(42,027)	$(38,618)	$11,268	$(11,666)

8.	INCOME TAXES

	Six months ended
	July 31,
	2010	2009
Provision for income taxes	$(13,400)	$2,172
Effective income tax rate	19.2%	(16.1%)

Effective tax rates were 19.2% and (16.1%) for the six months ended July 31, 2010 and 2009, respectively. Tax benefit for the six months ended July 31, 2010 is due to the impact of writing off the deferred tax liabilities associated with Goodwill (refer to Note 17 – Goodwill and Asset Impairments). During the second quarter, the Company recorded a charge to impair all goodwill. As a result of the impairment charge, the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded a benefit in the amount of $14,245 for the reversal of this deferred tax liability. The gross amount of the goodwill impairment in the quarter ended July 31, 2010 was $59,978, the associated tax benefit was $14,245, resulting in a net impact of $45,733. Additionally, the Company has tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

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

Basic earnings per common share was computed using net loss and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net loss and

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock awards using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
Numerator:
Numerator for basic losses per common share	$(50,680)	$(5,616)	$(56,284)	$(15,374)

Numerator for diluted losses per common share	$(50,680)	$(5,616)	$(56,284)	$(15,374)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	26,405,950	26,308,731	26,376,298	26,295,583
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,405,950	26,308,731	26,376,298	26,295,583

Basic losses per common share	$(1.92)	$(0.21)	$(2.13)	$(0.58)

Diluted losses from common share	$(1.92)	$(0.21)	$(2.13)	$(0.58)

The Company excluded dilutive securities of 19,604,137 issuable in connection with convertible bonds from the diluted income per share calculation for the three and six months ended July 31, 2010 and 2009, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 2,664,232 and 2,664,029 shares for the three and six months ended July 31, 2010, respectively, and 2,016,996 and 2,071,010 shares for the three and six months ended July 31, 2009, respectively.

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both onsite and offsite. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, the Company is conducting remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due the Company’s operations as required by the Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

The Company accrues for environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of July 31, 2010, accrued environmental reserves totaled $2,028 consisting of $1,398 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2011. The estimated commitments are approximately $57,000 in the twelve months ended July 31, 2011 and $21,000 in the twelve months ended July 31, 2012.

11.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at July 31, 2010 and January 31, 2010 were as follows:

	July 31, 2010		January 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,650	$3,650	$2,700	$2,700
Investments held for deferred compensation plan	317	317	321	321
Debt	159,057	135,767	141,658	107,282
Commodity hedges	460	460	(643)	(643)

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

The Company had raw material commodity arrangements for 3,043 metric tons of base metals at July 31, 2010 and 3,103 metric tons at January 31, 2010.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	July 31,	January 31,
	2010	2010	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$460	$—	Other current assets
Commodity Hedges	—	643	Other current liabilities

Total fair value	$460	$643

The Company estimates that $180 of net derivative losses in AOCI as of July 31, 2010 will be reclassified into earnings in the next twelve months.

			Amount of Gain (Loss)
Derivatives in Cash Flow	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
Hedging Relationships:	Recognized in OCI		into Income		Reclassified from
	2010	2009	2010	2009	AOCI into Income
Three months ended July 31,
Commodity Hedges	$(590)	$274	$(630)	$227	Cost of Sales

Six months ended July 31,
Commodity Hedges	$105	$168	$(200)	$(1,744)	Cost of Sales

13.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Six months ended
	July 31,
	2010	2009
Balance at beginning of period	$6,481	$8,069
Current year provisions	2,386	2,188
Expenditures	(2,285)	(4,347)

Balance at end of period	$6,582	$5,910

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

As of July 31, 2010, accrued warranty obligations of $6,582 include $2,594 in current liabilities and $3,988 in other liabilities. As of January 31, 2010 accrued warranty obligations of $6,481 included $2,511 in current liabilities and $3,970 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Expenditures include $7 and $1,534 related to discontinued operations in the first six months of fiscal 2011 and 2010, respectively.

14.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	July 31,		July 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$376	$233	$18	$11
Interest cost	1,193	1,103	30	32
Expected return on plan assets	(1,040)	(941)	—	—
Amortization of prior service costs	—	—	(198)	(201)
Recognized actuarial loss	833	640	2	—

Net periodic benefit cost	$1,362	$1,035	$(148)	$(158)

	Pension Benefits		Postretirement Benefits
	Six months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$693	$517	$35	$29
Interest cost	2,334	2,262	60	63
Expected return on plan assets	(2,057)	(1,807)	—	—
Amortization of prior service costs	—	—	(396)	(402)
Recognized actuarial loss	1,584	1,385	4	—

Net periodic benefit cost	$2,554	$2,357	$(297)	$(310)

The Company made $1,565 of contributions to the plan in the six months ended July, 31, 2010. The Company expects to make additional contributions of approximately $2,330 to its plan during fiscal year 2011. The Company also expects to make contributions totaling approximately $160 to the Company sponsored postretirement benefit plan during fiscal year 2011.

15.	RESTRUCTURING

On February 4, 2009, the Company announced plans to reduce labor costs by reducing its workforce by approximately 90 employees. The Company recorded severance accruals in the fourth quarter of fiscal year 2009 of $1,334 in its consolidated statement of operations as Selling, general and administrative expenses as a result of these reductions.

A reconciliation of the liability and related activity during the six months ended July 31, 2010, is shown below.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Balance at			Balance at
	January 31,	Provision		July 31,
	2010	Additions	Expenditures	2010

Severance	$76	$—	$59	$17

Total	$76	$—	$59	$17

16.	FAIR VALUE MEASUREMENT

Assets and liabilities subject to fair value measurements primarily consist of the Company’s derivative contracts and investments related to the deferred compensation plan. The Company utilizes the market approach to measure fair value for the Company’s financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The accounting guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and 2009 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2010
Investments held in large mutual funds	$317	$317	$—	$—
Commodity hedge asset	460	—	460	—

2009
Investments held in large mutual funds	$353	$353	$—	$—
Commodity hedge asset	190	—	190	—

17.	GOODWILL AND ASSET IMPAIRMENTS

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. Indicators of potential impairment might include a decline of quoted market prices of the Company’s stock in active markets and/or continuing operating losses. The Company determines the fair value of its reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to the Company’s overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The impairment loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded.

The Company’s implied fair value of goodwill is dependent upon significant judgments and estimates of future discounted cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. The financial and credit market volatility directly impacts the fair value measurement through the weighted average cost of capital that the Company uses to determine the discount rate and through the stock price that is used to determine market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of the Company’s common stock over a 30-day period before assessment date. The Company uses this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. Market capitalization subsequent to the assessment date is also considered.

The Company performs the annual goodwill test in the fourth quarter of the fiscal year for its one reporting unit. Given the recent decrease in market capitalization and continuing operating losses, the Company tested for impairment on July 31, 2010. As a result, the Company first completed an assessment of its long-lived assets within the various asset groupings and determined there were no impairments.

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. As discussed in Note 8, Income Taxes, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability. As a result the goodwill impairment recorded, net of tax benefits in the quarter ended July 31, 2010 was $45,733.

18.	SUBSEQUENT EVENTS

On September 14, 2010, the Company entered into a restructuring support agreement (the “RSA”) with two convertible noteholders (the “Supporting Noteholders”) who together hold approximately 56% of the aggregate principal amount of the 2005 Notes and the 2006 Notes. The Supporting Noteholders have agreed to a proposed restructuring of the 2005 Notes and the 2006 Notes which will be effected through (i) an offer to exchange the outstanding 2005 Notes and 2006 Notes for up to 95% of the Company’s common stock (the “Exchange Offer”), or (ii) a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Prepackaged Plan”, together with the Exchange Offer, the “Restructuring”). The Company has agreed to solicit votes from the Company’s stockholders and the holders of the Notes to accept the Prepackaged Plan concurrently with the Exchange Offer.

The following is a summary of the additional material terms of the RSA.

•	Support of the Exchange Offer and Restructuring Plan:

•	Subject to the terms and conditions of the RSA, the Supporting Noteholders have each agreed to, among other things:

•

support and use its commercially reasonable best efforts to complete the proposed restructuring pursuant to the Exchange Offer or the Prepackaged Plan, by, among other things, tendering all of its holdings of 2005 Notes and 2006 Notes into the Exchange Offer and voting all of its holdings of Notes in favor of the Prepackaged Plan;

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

•

not, in any material respect, object to, delay, impede or take any other action to interfere with the acceptance or implementation of the Restructuring or propose, file, support or vote for any alternative exchange offer, restructuring, workout or plan of reorganization for the Company;

•

unless the Company commences a Chapter 11 case, not accelerate or support the acceleration of, or direct the trustee to accelerate or support the acceleration of, the 2005 Notes or the 2006 Notes under the terms of the indentures governing the 2005 Notes or the 2006 Notes for any default or event of default that has occurred or may occur thereunder; and

•

unless the Company commences a Chapter 11 case, use its commercially reasonable efforts to waive any event of default under the indentures governing the 2005 Notes or the 2006 Notes or rescind any acceleration of the 2005 Notes or the 2006 Notes.

•	Treatment of Noteholders and Existing Stockholders:

•	If the Company’s stockholders approve the Exchange Offer and the (i) Exchange Offer is consummated or (ii) the Prepackaged Plan is confirmed:

•

holders of the 2005 Notes and 2006 Notes will receive a number of shares of common stock representing approximately 95% of the Company’s outstanding common stock after giving effect to the Restructuring; and

•	the existing holders of the Company’s common stock will retain 5% of the Company’s outstanding common stock after giving effect to the Restructuring.

•	If the Company’s stockholders do not approve the Exchange Offer, but the Prepackaged Plan is confirmed:

•

holders of the 2005 Notes and 2006 Notes will receive a number of shares of common stock representing approximately 97.5% of the Company’s outstanding common stock after giving effect to the Restructuring; and

•

the existing holders of the Company’s common stock will receive 2.5% of the Company’s outstanding common stock and receive unregistered warrants to purchase an aggregate number of shares of common stock representing 5% of the company’s post-restructuring common stock on a fully diluted basis; the warrants will have an aggregate exercise price calculated based on a total enterprise value of $250.0 million and be exercisable for a period of three years.

•

Stockholder Approval and Minimum Threshold Participation. The RSA provides that the consummation of the Exchange Offer will be conditioned upon, among other things, a majority of outstanding shares of common stock voting in favor of the terms of the Exchange Offer and holders of at least 95% (which may be reduced in certain circumstances) in aggregate principal amount of 2005 Notes and 2006 Notes tendering their notes into the Exchange Offer. The RSA requires that the Company, among other things, commence the Exchange Offer and use its commercially reasonable efforts to pursue and obtain the approval of stockholders of the Company for the Exchange Offer.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

•

Board of Directors Matters: Pursuant to the terms of the RSA, upon consummation of the Restructuring, the Board of Directors of the Company will be reconstituted such that at such time there shall be seven directors; one of the seven directors shall be the Company’s chief executive officer and, of the remaining six directors, five shall be recommended by Supporting Noteholders and one shall be selected by and from the Company’s current Board of Directors. Thereafter, directors will be nominated for election by stockholders in accordance with the Company’s normal corporate governance procedures.

•

Investors’ Rights Agreement: Pursuant to the terms of the RSA, in the event the Exchange Offer is consummated, the Supporting Noteholders intend to enter into an investors’ rights agreement that will include customary rights regarding registration rights and access to information.

•

Stockholders’ Rights Agreement: Pursuant to the terms of the RSA, in the event the Restructuring is implemented pursuant to the Prepackaged Plan, the Company and the holders of Company’s outstanding common stock after the Restructuring will enter into a stockholders agreement that will include customary rights regarding governance, transfers, preemption, tag along and drag along rights, threshold voting requirements and registration rights.

•

Stock Incentive Plan: Pursuant to the terms of the RSA, upon the consummation of the Restructuring, the Company will reserve up to 10% of the outstanding shares of the Company issuable upon exercise of options granted under a new stock incentive plan by the Board of Directors of the Company.

•	Termination of Restructuring Support Agreement:

Unless the Restructuring has been consummated, the RSA may be terminated by the Supporting Noteholders upon the occurrence of certain events, including but not limited to:

•	the Company’s failure to consummate the Exchange Offer and/or the Prepackaged Plan on or prior to February 28, 2011;

•	the Company’s failure to file the Prepackaged Plan in the event less than the required amount of the 2005 Notes and 2006 Notes are tendered in the Exchange Offer;

•

receipt of written notice from the Supporting Noteholders of their intent to terminate the RSA upon the occurrence of specified events that constitute a material adverse change and the Company’s failure to cure within an allowable grace period; and

•

a material alteration by the Company of the terms of the Restructuring that was not permitted under the terms of the RSA and the Company’s failure to cure such alteration within an allowable grace period.

Unless the Restructuring has been consummated, the RSA may be terminated by the Company upon the occurrence of certain events, including:

•

a breach by a Supporting Noteholder of any of the representations, warranties or covenants set forth in the RSA that would have a material adverse impact on the Company or the consummation of the Restructuring that remains uncured for an allowable grace period;

•	the issuance by any governmental authority or any ruling or order enjoining the consummation of a material portion of the Restructuring; and

•	upon a determination by the Board of Directors that such termination is in the best interests of the Company pursuant to the exercise of its fiduciary duties.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

In the event the RSA is terminated, the Supporting Noteholders shall no longer be required to tender their beneficially owned 2005 Notes and 2006 Notes or vote for the Prepackaged Plan. The description of the RSA is qualified in all respects by the actual terms of the agreement, as filed with the Securities and Exchange Commission on September 14, 2010.

Other

On September 14, 2010, the Company announced plans to close it Leola, Pennsylvania manufacturing facility and transfer certain operations to other existing locations. Finalization of the closure is expected to be completed over the next twelve to fifteen months. Upon completion, the closure will result in a net reduction of approximately 85 employees. Expenses associated with severance, accelerated depreciation of certain equipment and related closure costs are currently estimated to range from $1,600 to $2,000, and will be recorded in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make. This report contains forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company’s actual results could differ materially from those anticipated in forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, which should be read in conjunction with our Quarterly Report on Form 10-Q for our first quarter and Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements. Further, factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following general factors:

•	our ability to remain a going concern, for which substantial doubt exists;

•	our ability to maintain and generate liquidity to meet our operating needs, as well as our ability to fund and implement business strategies, acquisitions and restructuring plans;

•

the fact that lead, a major constituent in most of our products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims;

•	our ability to keep our common stock listed on a national securities exchange;

•	our substantial debt and debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

•	restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

•	the litigation proceedings to which we are subject, the results of which could have a material adverse effect on us and our business;

•	our exposure to fluctuations in interest rates on our variable debt;

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

Results of Operations

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the second quarter of fiscal year 2011. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the second quarter of fiscal year 2011 increased $1,401 or 1.7% to $83,835 from $82,434 in the second quarter of fiscal year 2010. This increase was primarily due to contractual price increases resulting from the increase in the price of lead partially offset by lower consolidated volumes. Average London Metal Exchange (“LME”) lead prices increased from an average of $0.73 per pound in the second quarter of fiscal year 2010 to $0.82 per pound in the second quarter of fiscal year 2011. The increase in lead prices and growth of the Company’s Asian business was partially offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American UPS markets.

Gross profit in the second quarter of fiscal year 2011 increased $1,030 or 10.3% to $11,033 from $10,003 in the second quarter of fiscal year 2010. Margins as a percent of sales increased from 12.1% in the second quarter of fiscal year 2010 to 13.2% in the second quarter of fiscal year 2011. Margins increased sequentially to 13.2% in the second quarter of fiscal 2011 compared to 12% in the first quarter of fiscal 2011. Gross margin has improved over the prior year’s comparable quarter and over the previous quarter primarily due to increased pricing focus and discipline and less lead price volatility during the period. The Company’s ability to increase price is often determined contractually. In addition, the Company maintained greater discipline with respect to pricing to its customers, thereby favorably impacting margins in the face of decreased volumes in the Americas. Further, the Company experienced a temporary employee disruption at its Shanghai, China facility for a period of approximately three weeks during the second quarter of fiscal year 2011, which negatively impacted overhead absorption and gross profit.

Selling, general and administrative expenses in the second quarter of fiscal year 2011 decreased $902 or 8.9% to $9,209 from $10,111. The decrease is primarily due to cost savings initiatives and the impact of lower Americas volume that reduced selling, general and administrative expenses of approximately $665 and lower warranty costs of approximately $237 in fiscal year 2011. As a percentage of sales, selling, general and administrative expenses decreased to 11.0% in fiscal 2011 compared to 12.3% in the second quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Research and development expenses in the second quarter of fiscal year 2011 decreased $210 or 11.7% to $1,589 from $1,799. As a percentage of sales, research and development expenses decreased from 2.2% in the second quarter of fiscal year 2010 to 1.9% in the second quarter of fiscal year 2011 due to higher expenditures in the prior year to support investment in new technologies and China growth initiatives.

Goodwill impairment charges were $59,978 in the second quarter of fiscal year 2011, as compared to zero in the second quarter of fiscal year 2010. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given the recent decrease in market capitalization and continuing operating losses, the Company tested for impairment on July 31, 2010. As a result, the Company first completed an assessment of its long-lived assets within the various asset groupings

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

Operating loss in the second quarter of fiscal year 2011 was $59,743 compared to a loss of $1,907 in the second quarter of fiscal year 2010. The decrease is mainly due to the goodwill impairment charge partially offset by an increase in gross profit compared to the second quarter of fiscal 2010 and the reduction in selling, general and administrative and research and development expenses, as discussed above.

Analysis of Change in Operating Income for the second quarter of fiscal year 2011 vs. fiscal year 2010.

Fiscal Year 2011 vs. 2010
Operating Loss Three months ended July 31, 2009	$(1,907)
Lead, net	(8,771)
Price / Volume / Mix	9,888
Goodwill impairment	(59,978)
Warranty	237
Pension	(327)
Decrease in research and development costs	210
Decrease in selling, general & administrative costs	665
Other	240

Operating Loss Three months ended July 31, 2010	$(59,743)

Interest expense, net, in the second quarter of fiscal year 2011 increased $1,283 or 44.0% to $4,199 from $2,916 in the second quarter of fiscal year 2010, primarily due to higher average debt balances, the addition of the term loan tranche of $20,000 and significantly higher average interest rates in the second quarter of fiscal 2011 (primarily due to the term loan tranche) as compared to the second quarter for fiscal 2010. Also, interest expense includes $982 and $824 in fiscal years 2011 and 2010, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 6).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Other expense was $674 in the second quarter of fiscal year 2011 compared to other income of $208 in the second quarter of fiscal year 2010. The increase was primarily due to foreign currency expense of $164 compared to income of $331 in the second quarter of fiscal year 2010.

Income tax benefit of $13,794 was recorded in the second quarter of fiscal year 2011, compared to income tax expense of $1,076 in the second quarter of fiscal year 2010. Tax expense in the second quarter of fiscal year 2010 was primarily due to non-cash deferred tax expenses related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized. Tax benefit in the second quarter of fiscal year 2011 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company’s losses in the US, the full valuation allowance in the US, and the existence of a deferred tax liability related to an indefinite lived intangible, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net loss attributable to Noncontrolling interest was $142 in fiscal year 2011 compared to $75 in fiscal year 2010. Second quarter fiscal 2011 results were negatively impacted by the employee disruptions experienced in June 2010.

As a result of the above, net loss attributable to C&D Technologies, Inc. of $50,680 was recorded in the second quarter of fiscal year 2011 as compared to $5,616 in the comparable period in the prior year. Basic and diluted losses per share were $1.92 and $0.21 in the second quarter of fiscal year 2011 and 2010, respectively.

Comprehensive loss attributable to C&D Technologies, Inc. increased by $44,498 in the second quarter of fiscal year 2011 to $49,819 from $5,321 in the second quarter of fiscal year 2010. This increase was due primarily to the increase in net loss attributable to C&D from $5,616 in the second quarter of fiscal 2010 to $50,680 in the second quarter of fiscal year 2011 and an unrealized gain on derivative instruments of $39 in the second quarter of fiscal year 2011 compared to $189 in second quarter of fiscal year 2010 partially offset by a decrease in pension liability adjustments to $632 in fiscal year 2011 compared to $4 in fiscal year 2010 and an increase in foreign currency translation adjustments to $279 in fiscal year 2011 from $79 in fiscal year 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Six Months Ended July 31, 2010, compared to Six months Ended July 31, 2009

Net sales for the six months ended July 31, 2010 increased $12,439 or 8.0% to $168,538 from $156,099 in the six months ended July 31, 2009. This increase was primarily due to contractual price increases resulting from the significant increases in the price of lead compared to the same period in the prior fiscal year. Average London Metal Exchange (“LME”) prices increased from an average of $0.65 per pound in the six months ended July 31, 2009 to $0.91 per pound in the six months ended July 31, 2010. The increase in lead prices and growth of the Company’s Asia business was partially offset by continued pressures on volumes as a result of the general economic environment, principally in its North American UPS markets.

Gross profit for the six months ended July 31, 2010 increased $5,663, or 36.9%, to $21,011 from $15,348 in the six months ended July 31, 2009. Gross margins increased to 12.5% from 9.8% in prior year. Gross margin has improved over the prior year primarily due to increased pricing focus and discipline and less lead price volatility during the period. In the prior fiscal year, lead prices increased at a rapid rate, impeding the Company’s ability to recover such price increases from its customers in a timely manner. The Company’s ability to increase price is often determined contractually. In the current six month period, lead prices were less volatile as compared to the same period in the prior fiscal year, resulting in improved lead price recovery. In addition, the Company maintained greater discipline with respect to pricing to its customers, thereby favorably impacting margins in the face of decreased volumes in the Americas. Further, the Company experienced a temporary employee disruption at its Shanghai, China facility for a period of approximately three weeks during the second quarter of fiscal year 2011, which negatively impacted gross profit.

Selling, general and administrative expenses for the six months ended July 31, 2010, decreased $922 or 4.7% to $18,431 from $19,353. The decrease is primarily due to lower spending on professional and other consulting services of approximately $630 in fiscal year 2011 and cost savings initiatives that reduced other selling general and administrative expenses by $500 partially offset by higher warranty costs of approximately $200. As a percentage of sales, selling, general and administrative expenses were 10.9% and 12.4% in the six months ended July 31, 2010 and 2009, respectively.

Research and development expenses for the six months ended July 31, 2010 decreased $300 or 8.2% to $3,377 from $3,677 in the six months ended July 31, 2009. As a percentage of sales, research and development expenses decreased from 2.4% in the six months ended July 31, 2009 to 2.0% in the six months ended July 31, 2010 due to higher expenditures to support investment in new technologies and China growth initiatives in the prior year.

Goodwill impairment charges were $59,978 for the six months ended July 31, 2010, as compared to zero for the six months ended July 31, 2010. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given the recent decrease in market capitalization and continuing operating losses, the Company tested for impairment on July 31, 2010.

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, we recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

Operating loss for the six months ended July 31, 2010 was $60,775 compared to $7,682 in the six months ended July 31, 2009. The increased loss is primarily due to the goodwill impairment partially offset by increased gross profits that resulted from pricing actions, including the impact of lead stability on contractual pricing, lower selling, general and administrative costs and lower research and development expenses, as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of Change in Operating Loss for the six months ended July 31, 2010 vs. the six months ended July 31, 2009

Fiscal Year 2011 vs. 2010
Operating Loss Six months ended July 31, 2009	$(7,682)
Lead, net	(17,007)
Price / Volume / Mix	23,830
Goodwill impairment	(59,978)
Warranty	(198)
Pension	(197)
Decrease in research and development costs	300
Decrease in selling, general & administrative costs	685
Other	(528)

Operating Loss Six months ended July 31, 2010	$(60,775)

Interest expense, net, for the six months ended July 31, 2010, increased $1,707 or 29.2% to $7,547 from $5,840 in the six months ended July 31, 2009, primarily due to higher average debt balances and higher average interest rates in fiscal 2011 compared fiscal 2010 (primarily due to the term loan tranche). Also, interest expense includes $1,934 and $1,622 in fiscal years 2011 and 2010, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 6).

Other expense was $1,410 for the six months ended July 31, 2010 compared to other income of $34 for the six months ended July 31, 2009. The increase was primarily due to recording $900 to increase our environmental reserves related to previously closed and/or disposed facilities, plus foreign exchange expense of $114 in the current fiscal year compared to income of $305 in the prior fiscal year.

Income tax benefit of $13,400 was recorded the six months ended July 31, 2010, compared to income tax expense of $2,172 the six months ended July 31, 2009. Tax expense for the six months ended July 31, 2010 was primarily due to non-cash deferred tax expenses related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized. Tax benefit for the six months ended July 31, 2010 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the six months ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company’s losses in the US, the full valuation allowance in the US, and the existence of a deferred tax liability related to an indefinite lived intangible, it is its position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2010, the joint venture had a net loss attributable to noncontrolling interest of $48 compared to $286 in the six months ended July 31, 2009. The improvement is reflected by increasing revenue and related improved performance of the Company’s China operations, despite the negative impact of temporary employee disruptions experienced in June 2010.

As a result of the above, net loss attributable to C&D of $56,284 was recorded compared to $15,374 in the prior year. Basic and diluted losses per share were $2.13 and $0.58 in the first six months of fiscal year 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Comprehensive loss attributable to C&D Technologies, Inc. increased by $43,121 in the first six months of fiscal year 2011 to $54,655 for the six months ended July 31, 2010 from $11,534 in the six months ended July 31, 2009. This increase was primarily due to the net loss attributable to C&D Technologies of 56,284 in the six months ended July 31, 2010 as compared to $15,374 in the comparable period at the previous fiscal year and an unrealized gain on derivative instruments of $304 in the first six months of fiscal year 2011 compared to $3,094 in first six months of fiscal year 2010 partially offset by an increase in the pension liability adjustment to $1,180 in fiscal year 2011 from $539 in fiscal year 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $7,032 for six months ended July 31, 2010, as compared to net cash provided of $1,737 in the comparable period of the prior fiscal year. This is primarily the result of a significant increase in cash used to pay down accounts payable of $13,405 compared to an increase in accounts payable of $4,974 in the prior fiscal year which resulted in a net change outflow of $18,379 comparing fiscal year 2011 with 2010. These changes were partially offset by reductions of inventory of $4,925 in the current fiscal year compared to $162 in the prior fiscal year. While the net loss increased significantly to $56,332 from $15,660 this increase was primarily the result of non-cash charges for goodwill impairments, net of taxes, of $45,733. Excluding this goodwill impairment, the net loss would have been approximately $5,000 lower in the six months ended July 31, 2010 compared to the comparable period in the prior year. The reduction in accounts payable for the six month ended July 31, 2010 was attributable to both trade credit tightening the Company has experienced, as well as lower lead costs. The reduction in inventory since January 31, 2010 reflects both operational improvements and lower lead costs.

Net cash used in investing activities was $5,075 in the first six months of fiscal year 2011 as compared to $6,900 in the first six months of fiscal year 2010. In fiscal year 2011, the Company had purchases of property, plant and equipment of $5,083 compared with $7,763 in the prior year. Capital expenditures have been principally in support of its cost reduction activities and new product development. In addition, there was a reduction in restricted cash of $8 related to commodity hedging activities in the first six months of fiscal 2011 compared to $848 in the prior fiscal year.

Net cash provided by financing activities increased $8,203 to $13,024 for the six months ended July 31, 2010, as compared to $4,821 in the comparable period of the prior fiscal year. Proceeds from net borrowings under the Company’s Credit Facility, offset by debt acquisition costs, were the primary sources of cash provided by financing activities in fiscal year 2011. The primary purpose of the increased borrowings in the current fiscal year was to fund the cash used in operations and to fund capital expenditures.

The Company has put provisions due on its convertible senior notes that may require it to pay the following principal payments: $52.0 million on November 1, 2011, with respect to the 2006 Notes, and $75.0 million on November 1, 2012, with respect to the 2005 Notes (see Note 6 – Debt in Notes to the Consolidated Financial Statements). Furthermore, payments of principal on these Notes may be accelerated upon the occurrence of a “fundamental change” as defined in the indentures governing the 2005 Notes and 2006 Notes, which would require the Company to purchase the notes at 100% of their aggregate principal amount within approximately 55 business days of such occurrence. The Company believes that there is substantial risk that a fundamental change will occur in the near future. Refer to discussion of New York Stock Exchange (“NYSE”) continued listing requirements and related risk of delisting our common stock below.

During the Company’s third quarter of fiscal 2011, the Company’s market capitalization has fallen below $15 million. Accordingly, there exists a risk that the Company’s 30 day average market capitalization will fall below $15 million in the near-term. Should the market capitalization fall below a 30 day average of $15 million, then the Company will be subject to suspension and delisting procedures by the NYSE, pursuant to NYSE listing requirements. Absent suspension of trading being removed within a 60 day time period and/or relisting on a national automated exchange, such a development would constitute a fundamental change under the Company’s convertible notes, which could ultimately result in an event of default.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Previously, C&D was notified by letter dated April 27, 2010 from the NYSE that the Company had fallen below the NYSE continued listing criterion that requires 30 day average market capitalization of not less than $50 million and total stockholders’ equity of not less than $50 million. On July 15, 2010, C&D was notified by the NYSE that the Company had fallen below the continued listing standard that requires a minimum average closing price of $1.00 per common share over thirty consecutive days. As a result, the Company could face suspension and delisting proceedings. On June 11, 2010, the Company provided, on a confidential basis, the NYSE with a business plan (the “Plan”) demonstrating its ability to comply with the NYSE’s continued listing standards requiring that either total stockholders equity average be not less than $50 million or our global market capitalization be not less than $50 million over a consecutive 30 trading day period. On July 23, 2010, the NYSE notified the Company that it had accepted the Plan. As a result of the acceptance, the common stock continued to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the Plan, and subject to compliance with other NYSE continued listing requirements and the NYSE’s right to reevaluate continued listing determinations.

In light of these recent developments and the Company’s liquidity risks, the Company is currently reviewing strategic and financing alternatives available with assistance from legal and financial advisors. On September 14, 2010, the Company entered into a restructuring support agreement with certain holders of the 2005 Notes and 2006 Notes (see Note 18 – Subsequent Events in Notes to the Consolidated Financial Statements). The Company also continues to be engaged in active discussions with lenders under its Credit Facility regarding a restructuring of its capital structure. There can be no assurance that the Company will be able to consummate a restructuring pursuant to the terms of the restructuring support agreement or at all. Furthermore, the Company may be unable to maintain adequate liquidity prior to the restructuring contemplated under the restructuring support agreement or otherwise, and, as a result, the Company may be required to seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

The Company reported net losses for both fiscal quarters ended April 30 2010 and July 31, 2010. Its cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing its indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to its current liquidity situation, raise substantial doubt as to the Company’s ability to continue as a going concern for a period longer than twelve months from July 31, 2010. The Company’s ability to continue as a going concern depends on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under the Company’s Credit Facility. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which implies that it will continue to meet its obligations and continue operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

The Company’s liquidity is primarily determined by its availability under the Credit Facility, its unrestricted cash balances and cash flows from operations. If cash requirements exceed the cash provided by operating activities, then the Company would look to its unrestricted cash balances and the availability under its Credit Facility to satisfy those needs. Important factors and assumptions made by the Company when considering future liquidity include, but are not limited to, the volatility of lead prices, future demand from customers, continued sufficient availability of credit from trade vendors and the ability to re-finance or obtain debt in the future. To the extent unforeseen events occur or operating results are below forecast, the Company believes it can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. Despite these potential actions, if the Company is not able to satisfy its cash requirements in the near term from cash provided by operating activities, or through access to its Credit Facility, it may not have the minimum levels of cash necessary to operate the business on an ongoing basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

The Company’s liquidity derived from the Credit Facility is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000, adjusted to $15,000 for the first year under the agreement as amended. The fixed charge coverage ratio for the last twelve (12) consecutive fiscal month period shall be not less than 1.10:1.00. During the past year the Company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by events beyond its control. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ended April 30, 2011. The Company does not currently anticipate satisfying this minimum EBITDA requirement at April 30, 2011. The rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to the financial covenants in the past. Such amendments may not be available in the future, if required.

Current credit and capital market conditions combined with a history of operating losses and negative cash flows are likely to impact and/or restrict the Company’s ability to access capital markets in the near term, and any such access would likely be at an increased cost and under more restrictive terms and conditions. Further, such constraints may also affect agreements and payment terms with trade vendors. If unforeseen events occur or certain larger vendors require the Company to pay for purchases in advance or upon delivery, or on reduced trade terms, the Company may not be able to continue operating as a going concern.

The Company’s credit facility bank is currently meeting all of their lending obligations. The current Credit Facility does not expire until June 6, 2013. As of July 31, 2010, the maximum availability calculated under the borrowing base was approximately $60,264 (net of the fixed charge ratio discussed above), of which $34,006 was funded (including $20,000 from the term loan tranche), and $5,312 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity is for future working capital needs and general corporate purposes.

As discussed above, the Company’s 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2012 and November 2011, respectively. Only upon the occurrence of a fundamental change as defined in the indenture agreements, holders of the notes may require the Company to repurchase some or all of the notes prior to these dates.

Any breach of the covenants in the Credit Facility or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Facility, thereby significantly impacting its liquidity. If the Company incurs an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Assets and cash flows may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default or, in the case of the 2005 Notes and 2006 Notes, following a fundamental change (as defined in the indentures governing the 2005 Notes and the 2006 Notes). Additionally, the 2005 Notes and 2006 Notes have initial maturities (put provisions) in November 2012 and November 2011, respectively. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, it may result in an event of default under the Credit Facility and the lenders thereunder could institute foreclosure proceedings against the assets securing borrowings under the facility, which would have an material adverse impact on the Company.

Refer to Part II, Item 1A. regarding the Company’s noncompliance with NYSE listing requirements and related risks thereto.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commercial commitments as of July 31, 2010:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt*	$169,714	$551	$4,401	$37,762	$127,000
Interest payable on notes*	119,394	10,644	20,726	13,790	74,234
Operating leases	7,607	1,327	2,413	2,046	1,821
Projected – lead purchases**	78,000	57,000	21,000	—	—
Capital Leases	189	93	75	21	—

Total contractual cash obligations	$374,904	$69,615	$48,615	$53,619	$203,055

*	These amounts assume that the convertible notes will be held to maturities (see Note 6—Debt), assume the Credit Facility including the term loan tranche, at July 31, 2010, as paid in fiscal year 2013, include interest on the Credit Facility through maturity in fiscal year 2013 and calculated at the same rate and outstanding balance at July 31, 2010, and assume the China debt at July 31,2010 as paid through fiscal year 2015, with interest calculated at the rate existing at July 31, 2010.
**	Amounts are based on the cash price of lead at July 31, 2010 which was $0.94.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,312	$5,250	$62	$—	$—

Total commercial commitments	$5,312	$5,250	$62	$—	$—

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2010 Annual Report on Form 10-K, filed with the SEC on April 20, 2010, which should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the Company’s first fiscal quarter and this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There is substantial doubt regarding our ability to remain a going concern

There is substantial doubt regarding our ability to maintain liquidity sufficient to operate our business and our ability to continue as a going concern. We reported net losses for both fiscal quarters ended April 30 2010 and July 31, 2010. Our cumulative losses, high level of indebtedness and ability to comply with related debt covenants, including amongst other factors, continued listing on a national automated stock exchange and future EBITDA requirements, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern for a period longer than twelve months from July 31, 2010. Our ability to continue as a going concern depends on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under our Credit Facility. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

We have put provisions due on our convertible senior notes that may require us to pay the following principal payments: $52.0 million on November 1, 2011, with respect to the 2006 Notes, and $75.0 million on November 1, 2012, with respect to the 2005 Notes (see Note 6 – Debt in Notes to the Consolidated Financial Statements). Furthermore, payments of principal on these Notes may be accelerated upon the occurrence of a “fundamental change” as defined in the indentures governing the 2005 Notes and 2006 Notes, which would require us to purchase the notes at 100% of their aggregate principal amount within approximately 55 business days of such occurrence. We believe that there is substantial risk that a fundamental change will occur in the near future. Refer to discussion of New York Stock Exchange (“NYSE”) continued listing requirements and related risk of delisting our common stock in “If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock” below.

In light of these recent developments and our liquidity risks, we are currently reviewing strategic and financing alternatives available with assistance from legal and financial advisors. On September 14, 2010, we entered into a restructuring support agreement with certain holders of the 2005 Notes and 2006 Notes (see Note 18 – Subsequent Events in Notes to the Consolidated Financial Statements). We also continue to be engaged in active discussions with lenders under our Credit Facility regarding a restructuring of our capital structure. There can be no assurance that we will be able to consummate a restructuring pursuant to the terms of the restructuring support agreement or at all. Furthermore, we may be unable to maintain adequate liquidity prior to the restructuring contemplated under the restructuring support agreement or otherwise, and, as a result, we may be required to seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock

C&D was notified by letter dated April 27, 2010 from the NYSE that the Company had fallen below the NYSE continued listing criterion that requires 30 day average market capitalization of not less than $50 million and total stockholders’ equity of not less than $50 million. On July 15, 2010, C&D was notified by the NYSE that the Company had fallen below the continued listing standard that requires a minimum average closing price of $1.00 per common share over thirty consecutive days. As a result, we could face suspension and delisting proceedings. On June 11, 2010, we provided, on a confidential basis, the NYSE with a business plan (the “Plan”) demonstrating our ability to comply with the NYSE’s continued listing standards requiring that either our total stockholders equity average be not less than $50 million or our global market capitalization be not less $50 million over a consecutive 30 day trading period. On July 23, 2010, the NYSE notified us that it had accepted the Plan. As a result of the acceptance, our common stock continued to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the Plan, and subject to compliance with other NYSE continued listing requirements and the NYSE’s right to reevaluate continued listing determinations.

During the third quarter of fiscal 2011, our market capitalization has fallen below $15 million. Accordingly, there exists a risk that our 30 day average market capitalization will fall below $15 million in the near-term. Should the market capitalization fall below a 30 day average of $15 million, then we will be subject to suspension and delisting procedures by the NYSE, pursuant to NYSE listing requirements. Absent suspension of trading being removed within a 60 day time period and/or relisting on a national automated exchange, such a development would constitute a fundamental change under our convertible notes, which could ultimately result in an event of default.

A delisting of our common stock and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) resulting in a “fundamental change” as defined in the indentures governing the 2005 Notes and the 2006 Notes which would give the holders of our 2005 Notes and our 2006 Notes the right to require us to repurchase their notes for an amount equal to the principal amount outstanding plus accrued but unpaid interest. We believe that there is a substantial risk that a fundamental change described in clause (v) will occur in the future and if we do not complete the restructuring prior to the time we are required to repurchase the 2005 Notes and 2006 Notes, we will not have enough cash on hand to comply with the governing indentures. If we are not able to complete the restructuring or obtain additional financing on a timely basis, we may be forced to declare bankruptcy.

While a delisting of our common stock would not constitute a specific event of default under the documents governing our senior credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or the cross-default provisions under such documents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2010	—	$—	—	1,000,000
June 1 – June 30, 2010	—	$—	—	1,000,000
July 1 – July 31, 2010	70,652	$0.998	—	1,000,000

Total	70,652		—

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Restructuring Support Agreement, dated as of September 14, 2010, by and between C&D Technologies, Inc., certain funds and/or accounts managed or advised by Angelo, Gordon & Co., and certain funds and/or accounts managed or advised by Bruce & Co.				X

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

September 14, 2010	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive Officer and Director
(Principal Executive Officer)

September 14, 2010	By:	/s/ Ian J. Harvie
Ian J. Harvie
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

September 14, 2010	By:	/s/ Todd J. Greenspan
Todd J. Greenspan
Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Restructuring Support Agreement, dated as of September 14, 2010, by and between C&D Technologies, Inc., certain funds and/or accounts managed or advised by Angelo, Gordon & Co., and certain funds and/or accounts managed or advised by Bruce & Co.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002