Form 10-Q
period 2010-10-31
C&D TECHNOLOGIES INC
filed 2010-12-10
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no: 1-9389

C&D TECHNOLOGIES, INC.

Delaware (State of incorporation)	13-3314599 (IRS employer identification no.)

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

At October 31, 2010, 26,477,841 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	October 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,036	$2,700
Restricted cash	50	57
Accounts receivable, less allowance for doubtful accounts of $919 and $1,114	63,168	55,183
Inventories	73,408	76,041
Prepaid taxes	531	425
Deferred taxes	53	50
Other current assets	9,025	1,092
Assets held for sale	500	500

Total current assets	149,771	136,048

Property, plant and equipment, net	87,674	90,001
Deferred income taxes	226	26
Intangible and other assets, net	12,700	15,435
Goodwill	—	59,964

TOTAL ASSETS	$250,371	$301,474

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$157,122	$8,777
Accounts payable	36,521	46,380
Accrued liabilities	15,429	12,309
Deferred income taxes	—	750
Other current liabilities	9,446	4,565

Total current liabilities	218,518	72,781

Deferred income taxes	—	12,529
Long-term debt	8,368	133,106
Other liabilities	38,909	40,588

Total liabilities	265,795	259,004

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	October 31, 2010	January 31, 2010
Commitments and contingencies (see Note 11)

Equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 29,459,197 and 29,228,213 shares issued and 26,477,841 and 26,302,775 outstanding at October 31, 2010 and January 31, 2010, respectively	295	292
Additional paid-in capital	97,580	97,033
Treasury stock, at cost, 2,981,356 and 2,925,438 shares at October 31, 2010 and January 31, 2010, respectively	(40,071)	(40,091)
Accumulated other comprehensive loss	(39,782)	(43,656)
(Accumulated losses)/retained earnings	(45,063)	17,666

Total stockholders’ (deficit)/equity attributable to C&D Technologies, Inc.	(27,041)	31,244
Noncontrolling interest	11,617	11,226

Total (deficit)/equity	(15,424)	42,470

TOTAL LIABILITIES AND EQUITY	$250,371	$301,474

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
NET SALES	$87,623	$91,210	$256,161	$247,309
COST OF SALES	76,828	78,200	224,355	218,951

GROSS PROFIT	10,795	13,010	31,806	28,358

OPERATING EXPENSES:
Selling, general and administrative expenses	8,025	11,457	26,456	30,810
Research and development expenses	1,468	2,108	4,845	5,785
Goodwill impairment	—	—	59,978	—
Restructuring charges	1,828	—	1,828	—

OPERATING LOSS	(526)	(555)	(61,301)	(8,237)

Interest expense, net	4,266	3,069	11,813	8,909
Other expense (income), net	1,318	(23)	2,728	(57)

LOSS BEFORE INCOME TAXES	(6,110)	(3,601)	(75,842)	(17,089)
Income tax provision (benefit)	161	(120)	(13,239)	2,052

NET LOSS	(6,271)	(3,481)	(62,603)	(19,141)
Net income (loss) attributable to noncontrolling interests	174	(41)	126	(327)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(6,445)	$(3,440)	$(62,729)	$(18,814)

Loss per share:
Basic:	$(0.24)	$(0.13)	$(2.38)	$(0.72)

Diluted:	$(0.25)	$(0.13)	$(2.38)	$(0.72)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine months ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(62,603)	$(19,141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	625	949
Depreciation and amortization	7,694	8,694
Amortization of debt acquisition and discount costs	4,082	3,600
Annual retainer to Board of Directors paid by the issuance of common stock	—	24
Impairment of goodwill	59,978	—
Impairment of fixed assets	1,523	—
Deferred income taxes	(13,479)	1,535
Changes in assets and liabilities:
Accounts receivable	(7,595)	(856)
Inventories	3,013	(9,631)
Other current assets	(4,164)	(780)
Accounts payable	(7,444)	(112)
Accrued liabilities	2,517	11,536
Book overdraft	(2,370)	2,387
Income taxes payable	405	1,205
Other current liabilities	5,462	491
Other liabilities	90	(2,437)
Other long-term assets	(16)	2,057
Other, net	(88)	1,378

Net cash (used in) provided by continuing operating activities	(12,370)	899
Net cash used in discontinued operating activities	(8)	(1,656)

Net cash (used in) provided by operating activities	(12,378)	(757)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,501)	(10,302)
Proceeds from disposal of property, plant and equipment	—	18
Decrease in restricted cash	7	577

Net cash used in investing activities	(5,494)	(9,707)

Cash flows from financing activities:
Borrowings on line of credit facility	67,531	82,750
Repayments on line of credit facility	(67,011)	(76,546)
Repayment of debt	(119)	(83)
Proceeds from new borrowings	20,022	3,072
Proceeds from the issuance of treasury stock	14	—
Financing cost of long term debt	(2,275)	—
Purchase of treasury stock	(71)	(56)

Net cash provided by financing activities	18,091	9,137

Effect of exchange rate changes on cash and cash equivalents	117	126

Increase (decrease) in cash and cash equivalents	336	(1,201)
Cash and cash equivalents, beginning of period	2,700	3,121

Cash and cash equivalents, end of period	$3,036	$1,920

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net loss	$(6,271)	$(3,481)	$(62,603)	$(19,141)
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	1,238	1,009	1,542	4,103
Adjustment to recognize pension liability and net periodic pension cost	590	269	1,770	808
Foreign currency translation adjustments	592	48	827	264

Total comprehensive loss	(3,851)	(2,155)	(58,464)	(13,966)

Comprehensive loss (income) attributable to noncontrolling interests	(349)	34	(391)	311

Total comprehensive loss attributable to C&D Technologies, Inc.	$(4,200)	$(2,121)	$(58,855)	$(13,655)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company does not include all the information and notes required for complete financial statements. In the opinion of management, the interim condensed unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal Year Ended January 31, 2010 Annual Report on Form 10-K, filed on April 20, 2010 as updated by the Company’s Current Report on Form 8-K filed on October 20, 2010.

In the fourth quarter of fiscal year 2010, the Company revised the useful lives of certain machinery and equipment assets to more accurately reflect expected useful lives. These assets which were being depreciated over a term of 3 – 10 years are now being depreciated over a term of 3 – 15 years. As a result, for the three and nine months ended October 31, 2010 depreciation expense included as cost of sales was reduced by approximately $300 and $1,200, respectively. The net impact of this change in estimate for the three and nine months ended October 31, 2010 was a reduction of basic and fully diluted loss per share of approximately $0.01 and $0.05, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	LIQUIDITY AND GOING CONCERN

The Company has put provisions due on its convertible senior notes that may require it to pay the following principal payments: $52.0 million on November 1, 2011, with respect to the 2006 Notes, and $75.0 million on November 15, 2012, with respect to the 2005 Notes (see Note 7 – Debt). Furthermore, payments of principal on these Notes may be accelerated upon the occurrence of a “fundamental change” as defined in the indentures governing the 2005 Notes and 2006 Notes, which would require the Company to purchase the notes at 100% of their aggregate principal amount (plus any accrued but unpaid interest thereon) within approximately 55 business days of such occurrence. The Company believes that there is substantial risk that a fundamental change will occur in the near future. Refer to discussion of New York Stock Exchange (“NYSE”) continued listing requirements and related risk of delisting our common stock below.

Since our 30 day average market capitalization has fallen below $15 million, the NYSE suspended trading of our common stock on October 8, 2010. Absent suspension of trading being removed within a 60 day time period and/or relisting on a national automated exchange, such a development would constitute a fundamental change under the 2006 Notes, which could ultimately result in an event of default thereunder. The Company has appealed this determination before a committee of the board of directors of NYSE Regulation. An oral hearing regarding the appeal is currently scheduled with the NYSE on December 14, 2010.

If we are unable to list the stock on another national securities exchange, could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) resulting in a “fundamental change” as defined in the indentures governing the 2005 Notes and the 2006 Notes, which would give the holders of our 2005 Notes and our 2006 Notes the right to require us to repurchase their notes for an amount equal to the principal amount outstanding plus accrued but unpaid interest. We believe that there is a substantial risk that a fundamental change described in clause (v) will occur in the future and if we do not complete a restructuring prior to the time we are required to repurchase the 2005 Notes and 2006 Notes, we will not have enough cash on hand to comply with the governing indentures. If we are not able to complete the restructuring or obtain additional financing on a timely basis, we may be forced to declare bankruptcy.

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

In light of these recent developments and the Company’s liquidity risks, the Company reviewed strategic and financing alternatives available with assistance from legal and financial advisors. On September 14, 2010, the Company entered into a restructuring support agreement with certain holders of the 2005 Notes and 2006 Notes (see Note 3). The Company also continues to be engaged in active discussions with lenders under its Credit Facility regarding a restructuring of its capital structure. On October 21, 2010, the Company filed a Registration Statement on Form S-4 which, as amended on November 30, 2010, became effective on November 30, 2010 and filed a definitive Proxy Statement on November 30, 2010 providing notice of a special meeting of the stockholders to be held on December 13, 2010. The purpose of the special meeting is to vote on the proposals included in the Shareholder Exchange Consent as defined and more fully described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2010, including, without limitation, the approval of exchange offers of the Company’s Common Stock in exchange for any and all of the 2005 Notes and the 2006 Notes, respectively. The exchange offers provide an out-of-court method of restructuring the Company’s indebtedness to address imminent debt repayment obligations and liquidity issues. If the exchange offers are not consummated, as a result of any of the conditions thereto not being satisfied, the Company will be unable to repay its current indebtedness from cash on hand or other assets. Therefore, the Company is simultaneously soliciting holders of the Notes and the existing holders of Common Stock to approve a prepackaged plan of reorganization as an alternative to the exchange offer. There can be no assurance that the Company will be able to consummate either the exchange offers or the prepackaged plan. The Company may be unable to maintain adequate liquidity even upon acceptance of these plans and, as a result, the Company may be required to seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

The Company’s cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing its indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to its current liquidity situation, raise substantial doubt as to the Company’s ability to continue as a going concern for a period longer than twelve months from October 31, 2010. The Company’s ability to continue as a going concern depends on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under the Company’s Credit Facility. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

On November 1, 2010, the Company announced that it has elected not to make the semi-annual interest payment due on the 2005 Notes on November 1, 2010. The decision was made in light of the Company’s October 21, 2010 announcement of its plan to implement a restructuring of its indebtedness (the “Restructuring”) pursuant to offers to separately exchange (the “Exchange Offer”) all of its outstanding 2005 Notes and 2006 Notes (together, the “Notes”) for up to 95% of the shares of the Company’s common stock, in the aggregate, which provides that if the Exchange Offer is consummated, all outstanding principal of, plus accrued unpaid interest on, properly tendered Notes will be included in the calculation of each holder’s pro rata share of the Company’s common stock to be issued to holders of Notes. See Note 3 for additional information regarding the Restructuring and Exchange Offer. A semi-annual interest payment on the 2006 Notes became due on November 15, 2010. The Company further elected not to pay interest due on the 2006 Notes. The consequences of failure to pay interest under the indenture governing the 2006 Notes are substantially the same as those under the indenture governing the 2005 Notes.

Under the terms of the Indenture dated as of November 21, 2005 (the “Indenture”) governing the 2005 Notes, the Company has a grace period of 30 days from the payment due date with respect to interest payments before an “event of default” under the Indenture occurs. There is no right to accelerate maturity of the 2005 Notes based on the non-payment unless interest remains unpaid upon expiration of the grace period. Upon the occurrence of an event of default, the trustee under the Indenture or holders of 25% or more of the 2005 Notes can declare the aggregate principal amount of the 2005 Notes, plus unpaid interest, immediately due and payable. Occurrence of an event of default or acceleration of the 2005 Notes under the Indenture will also give creditors with respect to other

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

funded debt of the Company outstanding the right to exercise certain remedies in accordance with the applicable agreement, including cross- acceleration. The 2006 Notes contain similar provisions. As a result of these provisions, the Company has classified both Notes as current liabilities as of October 31, 2010.

Due to the non-payment of interest on the 2005 and 2006 Notes, amounts borrowed under the Credit Facility and term loan tranche (See note 7) are likely to be in default. On November 30, 2010 the loan holder, Wells Fargo Bank, waived the default through December 31, 2010. As a result of this default, the Company has classified these loan amounts as current liabilities as of October 31, 2010.

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

The Company’s liquidity derived from the Credit Facility, as amended on April 9, 2010, is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000, adjusted to $15,000 for the first year under the agreement as amended. The fixed charge coverage ratio for the last 12 consecutive fiscal month period shall be not less than 1.10:1.00. During the past year the Company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by events beyond its control. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ending April 30, 2011. The Company does not currently anticipate satisfying this minimum EBITDA requirement at April 30, 2011. The rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to the financial covenants in the past. Such amendments may not be available in the future, if required.

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

The Company’s Credit Facility bank is currently meeting all of its lending obligations. The current Credit Facility, as amended on April 9, 2010, does not expire until June 6, 2013. As of October 31, 2010, $39,125 was funded (including $20,000 from the term loan tranche), and $5,417 was utilized for letters of credit. As provided under the Credit Facility, as amended on April 9, 2010, excess borrowing capacity is for future working capital needs and general corporate purposes.

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

3.	FINANCIAL RESTRUCTURING

Restructuring Support Agreement

On September 14, 2010, the Company entered into a restructuring support agreement (the “RSA”) with two convertible noteholders (the “Supporting Noteholders”) who together as of the date of the RSA held approximately 56% of the aggregate principal amount of the 2005 Notes and the 2006 Notes. The Supporting Noteholders have agreed to a proposed restructuring of the 2005 Notes and the 2006 Notes which will be effected through (i) an offer to exchange the outstanding 2005 Notes and 2006 Notes for up to 95% of the Company’s common stock (the “Exchange Offer”), or (ii) a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Prepackaged Plan”, together with the Exchange Offer, the “Restructuring”). The Company has agreed to solicit votes from the Company’s stockholders and the holders of the Notes to accept the Prepackaged Plan concurrently with the Exchange Offer.

The following is a summary of the material terms of the RSA.

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

•	Treatment of Noteholders and Existing Stockholders:

•	If the Company’s stockholders approve the Exchange Offer and the (i) Exchange Offer is consummated or (ii) the Prepackaged Plan is confirmed:

•	holders of the 2005 Notes and 2006 Notes will receive a number of shares of common stock representing up to 95% of the Company’s outstanding common stock after giving effect to the Restructuring; and

•	the existing holders of the Company’s common stock will retain at least 5% of the Company’s outstanding common stock after giving effect to the Restructuring.

•	If the Company’s stockholders do not approve the Exchange Offer, but the Prepackaged Plan is confirmed:

•

holders of the 2005 Notes and 2006 Notes will receive a number of shares of common stock representing approximately 97.5% of the Company’s outstanding common stock after giving effect to the Restructuring subject to dilution from issuances under the 2011 Management Incentive Plan described below; and

•

the existing holders of the Company’s common stock will receive 2.5% of the Company’s outstanding common stock and receive unregistered warrants to purchase an aggregate number of shares of common stock representing 5% of the company’s post-restructuring common stock on a fully diluted basis subject to dilution from issuances under the 2011 Management Incentive Plan described below; the warrants will have an aggregate exercise price calculated based on a total enterprise value of $250.0 million and be exercisable for a period of three years.

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

•

Board of Directors Matters: Pursuant to the terms of the RSA, upon consummation of the Restructuring, the Board of Directors of the Company will be reconstituted such that at such time there shall be seven directors; one of the seven directors shall be the Company’s chief executive officer and, of the remaining six directors, five shall be recommended by Supporting Noteholders and one shall be selected by and from the Company’s current Board of Directors. Our current board of directors expects that Kevin P. Dowd, the Chairman of the Company’s board of directors will not resign and will be the remaining member of the board of directors. The remaining member will appoint the other chief executive officer and the five other directors recommended by the supporting Noteholders to the board of directors. Thereafter, directors will be nominated for election by stockholders in accordance with the Company’s normal corporate governance procedures.

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

•

2011 Management Incentive Plan: Pursuant to the terms of the RSA, upon the consummation of the Restructuring, the Company will reserve up to 10% of the outstanding shares of the Company issuable upon exercise of options granted under a new stock incentive plan by the Board of Directors of the Company.

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

On October 21, 2010, the Company announced that as part of its restructuring plan it has commenced an offer to exchange all of its outstanding 5.25% Convertible Senior Notes due 2025 and 5.50% Convertible Senior Notes due 2026 (together the “Notes”) for up to 95% of shares of the Company’s common stock (the “Common Stock”). The consummation of the exchange offer is conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn (the “Minimum Tender Condition”) and the holders of Common Stock approving the exchange offer and an amendment to the Company’s certificate of

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

incorporation authorizing (i) an increase in the number of shares of Common Stock and (ii) a forward stock split in ratios between 1:1 and 1.95:1, to be determined by the Board of Directors of the Company (together, the “Shareholder Exchange Consent”). If all of the Notes are exchanged, the participating noteholders will receive their pro rata share of up to 95% of the issued and outstanding Common Stock of the Company immediately following completion of the exchange offer, and the existing holders of Common Stock will retain at least 5% of the issued and outstanding Common Stock of the Company, in each case subject to dilution due to securities issued under the Company’s management incentive plans. In connection with the exchange offer, the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Registration Statement”), a tender offer statement on Schedule TO and related documents and materials.

The exchange offer is an out-of-court method of restructuring the Company’s indebtedness to address imminent debt repayment obligations and liquidity issues. If the exchange offer is unsuccessful, as a result of a failure to satisfy the Minimum Tender Condition or otherwise, the Company will be unable to repay its current indebtedness from cash on hand or other assets. Therefore, the Company is simultaneously soliciting holders of the Notes and the existing holders of Common Stock to approve a prepackaged plan of reorganization as an alternative to the exchange offer. If the restructuring is accomplished through the prepackaged plan of reorganization, 100% of the Notes, plus all accrued and unpaid interest, will be cancelled, and holders of Notes will receive their pro rata share of either (i) 95% of the common stock of the Company issued under the prepackaged plan (the “New Common Stock”), if the Shareholder Exchange Consent is obtained or (ii) 97.5% of the New Common Stock, subject to dilution by any issuance made pursuant to certain shareholder warrants to purchase 5.0% of the Common Stock (the “Shareholder Warrants”), if the Shareholder Exchange Consent is not obtained.

If the restructuring is accomplished through the prepackaged plan of reorganization, 100% of the Common Stock will be cancelled, and holders of Common Stock will receive their pro rata share of either (i) 5% of the New Common Stock, if the Company’s stockholders approve the Shareholder Exchange Consent or (ii) (x) 2.5% of the New Common Stock and (y) Shareholder Warrants, if the Company’s stockholders do not approve the Shareholder Exchange Consent.

As of December 3, 2010, approximately 95.56% of the outstanding principal of its outstanding 5.25% Convertible Senior Notes due 2025 and 5.50% Convertible Senior Notes due 2026 (together the “Notes”) have been validly tendered and not validly withdrawn as of 5:00 PM Eastern Standard Time on December 2, 2010, in its outstanding exchange offers. Assuming that none of the Notes which have been validly tendered are validly withdrawn, the minimum tender condition of the exchange offers will be satisfied.

The Stockholder Meeting

The Company will hold a special meeting of its stockholders on December 13, 2010. At the special meeting, stockholders of the Company will be asked to consider and vote upon the proposals included in the Shareholder Exchange Consent, as more fully described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2010. Stockholders of record at the close of business on October 18, 2010 will be entitled to notice of and to vote at the meeting. Instructions for how to vote by proxy at the meeting, even if a stockholder is unable to attend the meeting, are included in the definitive proxy statement.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Restructuring

The exchange offers provide an out-of-court method of restructuring the Company’s indebtedness to address imminent debt repayment obligations and liquidity issues. If the exchange offers are not consummated, as a result of any of the conditions thereto not being satisfied, the Company will be unable to repay its current indebtedness from cash on hand or other assets. Therefore, the Company is simultaneously soliciting holders of the Notes and the existing holders of Common Stock to approve a prepackaged plan of reorganization as an alternative to the exchange offer. As noted above, if the restructuring is accomplished through the exchange offers, the holders of Notes will receive their pro rata share of up to 95% of the outstanding shares of Common Stock following the consummation of the exchange offers and the existing stockholders of the Company will hold at least 5%, and up to 9.75% of the outstanding shares of Common Stock following the consummation of the exchange offers. If the restructuring is accomplished through the prepackaged plan of reorganization, 100% of the Notes, plus all accrued and unpaid interest, will be cancelled, and holders of Notes will receive their pro rata share of either (i) 95% of the common stock of the Company issued under the prepackaged plan (the “New Common Stock”), if the Shareholder Exchange Consent is obtained or (ii) 97.5% of the New Common Stock, subject to dilution by any issuance made pursuant to certain shareholder warrants to purchase 5.0% of the Common Stock (the “Shareholder Warrants”), if the Shareholder Exchange Consent is not obtained.

If the restructuring is accomplished through the prepackaged plan of reorganization, 100% of the Common Stock will be cancelled, and holders of Common Stock will receive their pro rata share of either (i) 5% of the New Common Stock, if the Company’s stockholders approve the Shareholder Exchange Consent or (ii) (x) 2.5% of the New Common Stock and (y) Shareholder Warrants, if the Company’s stockholders do not approve the Shareholder Exchange Consent.

The exchange offers are scheduled to expire at 11:59 PM, Eastern Standard Time, on December 13, 2010, and validly tendered Notes may be validly withdrawn at any time prior to the expiration time.

The exchange offers are subject to and described more fully in the Company’s effective Registration Statement on Form S-4 filed with the SEC on November 30, 2010.

The Prepackaged Plan of Reorganization

If the conditions to the exchange offers are not satisfied or if the Shareholder Exchange Consent is not obtained, but a sufficient number of holders and Notes and holders of a requisite principal amount of Notes vote to accept the prepackaged plan of reorganization, then the Company will pursue an in-court restructuring. If confirmed, the prepackaged plan of reorganization would have principally the same effect as if 100% of the holders of Notes had tendered their notes in the exchange offer. To confirm the prepackaged plan of reorganization without invoking the “cram-down” provisions of the Bankruptcy Code, holders of Notes representing at least two-thirds in amount and more than one-half in number of those who vote and holders of at least two-thirds in number of outstanding common Stock must vote to accept the plan.

Other current assets include $2,149 of costs related to the debt for equity exchange transaction discussed above. This amount represents costs that are capitalizable as equity transaction costs and, if the exchange is completed, will be included as part of the additional paid in capital adjustment as part of the exchange. Should the exchange transaction not be approved by the shareholders and the exchange is not completed, the $2,149 will be expensed.

4.	STOCK-BASED COMPENSATION

The Company granted 0 and 492,055 stock option awards during the three and nine months ended October 31, 2010, and 0 and 351,076 during the three and nine months ended October 31, 2009, respectively. The Company recorded $34 and $275 of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2010, respectively, and $155 and $529 during the three and nine months ended October 31, 2009, respectively. The impact on loss per share for the nine months ended October 31, 2010 and 2009 was $0.01 and $0.02, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company granted 0 and 333,558 restricted stock awards and 0 and 333,558 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and nine months ended October 31, 2010. The Company granted 19,098 and 368,688 restricted stock awards and 0 and 164,758 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and nine months ended October 31, 2009, respectively. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. The Company recorded $58 and $350 of compensation related to restricted stock awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2010, respectively, and $177 and $420 during the three and nine months ended October 31, 2009, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense has been recorded for the performance related awards since the Company does not believe that it is probable the performance criteria established will be met.

The following table summarizes information about the stock options outstanding at October 31, 2010:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.30 - $ 1.53	708,210	5.3 Years	$1.41	0	5.3 Years	$1.41
$ 2.10 - $ 2.10	5,000	6.5 Years	$2.10	0	6.5 Years	$2.10
$ 4.25 - $ 6.30	561,500	5.1 Years	$5.56	83,000	6.0 Years	$6.05
$ 6.81 - $ 9.12	423,037	5.2 Years	$7.63	408,037	5.2 Years	$7.63
$ 9.80 - $ 14.28	92,556	4.1 Years	$10.97	92,556	4.1 Years	$10.97
$ 16.02 - $ 22.18	235,644	2.5 years	$18.54	235,644	2.5 Years	$18.54
$ 26.76 - $ 35.00	83,980	0.4 Years	$31.87	83,980	0.4 Years	$31.87

	2,109,927	4.7 Years	$7.31	903,217	4.0 Years	$12.93

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

The fair value of stock options granted during the three and nine months ended October 31, 2010 and 2009 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Risk-free interest rate	N/A	N/A	2.01%-2.63%	2.02%-2.19%
Dividend yield	N/A	N/A	0.00%	0.00%
Volatility factor	N/A	N/A	77.48%-86.62%	70.09%-74.88%
Expected lives	N/A	N/A	4.0 - 5.5 Years	5.25 - 5.5 Years

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

6.	INVENTORIES

Inventories consisted of the following:

	October 31, 2010	January 31, 2010
Raw materials	$19,287	$22,035
Work-in-process	22,785	19,811
Finished goods	31,336	34,195

Total	$73,408	$76,041

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

7.	DEBT

Debt consisted of the following:

	October 31, 2010	January 31, 2010
Credit Facility:
Revolving line of credit bearing interest at 4.75% at October 31, 2010: availability is determined by a borrowing base calculation*	$19,125	$18,605
Term loan tranche*	20,000	—
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $9,645 and $12,591, respectively*	65,355	62,409
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%.*	52,000	52,000
China Line of Credit; Maximum commitment of 82 million RMB and 60 million RMB (with an effective interest rate of 5.18% and 5.73% as of October 31, 2010 and January 31, 2010, respectively)	8,844	8,644
Capital leases	166	225

Total debt	165,490	141,883
Less current portion	157,122	8,777

Total long-term portion	$8,368	$133,106

*	These notes have been classified as current liabilities as a result of the Company’s decision to forgo interest payments on the Notes on November 1, 2010 and November 15, 2010. See Note 2 for additional information.

Acquisition fees related to debt issuances are classified on the balance sheet as part of Other current assets and had a carrying amount of $2,951 at October 31, 2010 and Intangibles and other assets, net and had carrying amounts of $206 and $2,015 at October 31, 2010 and January 31, 2010, respectively. Based on the Company’s decision to classify the long-term debt as current, related debt issuance costs were also classified as current at October 31, 2010. If the Exchange Offer is approved by the Company’s stockholders, debt issuance costs of $973 will be written off in the fourth quarter of fiscal year 2011.

Credit Facility

At October 31, 2010, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until June 6, 2013 with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.75% to 3.25% or Prime plus 1.25% to 1.75% with the rate premium based on the amount outstanding. As of October 31, 2010, $19,125 was funded under the revolving line of credit portion of the Credit Facility and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes The Company paid $600 of acquisition fees in the current fiscal year related to amending the credit facility. These fees have been capitalized and are being amortized over the life of the line of credit.

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

As of October 31, 2010 and January 31, 2010, the Company was in compliance with its financial covenants. The Credit Facility includes a minimum fixed charge coverage ratio that is measured only when the excess availability as defined in the agreement is less than $10,000. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

Due to the non-payment of interest on the 5.25% and 5.50% Notes, amounts borrowed under the Credit Facility and term loan tranche (See note 7) are likely to be in default. On November 30, 2010 the loan holder, Wells Fargo Bank, waived the default through December 31, 2010. As a result of this default, the Company has classified these loan amounts as current liabilities as of October 31, 2010.

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

As described in Note 2, on November 1, 2010, the Company announced that it had elected not to make the semi-annual interest payment due on its 5.25% Convertible Senior Notes due 2025 (the “5.25% Notes”) on November 1, 2010. As a result, the Company has classified the 5.25% Notes in current liabilities as of October 31, 2010.

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

As described in Note 2, on November 15, 2010, the Company announced that it had elected not to make the semi-annual interest payment due on its 5.50% Convertible Senior Notes due 2026 on November 15, 2010. As a result, the Company has classified the 5.5% Note in current liabilities as of October 31, 2010.

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

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82 million RMB (approximately $12,292 US Dollars at October 31, 2010) from a local Chinese bank (the “Chinese LOC”), of which 59 million RMB (approximately $8,844 US Dollars at October 31, 2010) was funded as of October 31, 2010. The Chinese LOC replaces the previous China line of credit, discussed above, which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59 million RMB as of October 31, 2010 have scheduled maturities of 3,730 RMB (approximately $559 US Dollars at October 31, 2010) due in one year, 11,180 RMB (approximately $1,676 US Dollars at October 31, 2010) due in year two, 18,640 RMB (approximately $2,794 US Dollars at October 31, 2010) due in year three, 10,000 RMB (approximately $1,499 US Dollars at October 31, 2010) due in year four and 15,450 RMB (approximately $2,316 US Dollars at October 31, 2010) due in year five. The Chinese LOC bears interest at a variable rate based on the applicable rate from the People’s Bank of China less a 10% discount, which was 5.18% as of October 31, 2010. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. The incremental borrowings of approximately 23 million RMB (approximately $3,448 Dollars at October 31, 2010) as of October 31, 2010, when and if funded in the future, are expected to be used to support capital investments in China. The Company paid 1,500 RMB (approximately $225US Dollars at October 31, 2010) of acquisition fees related to this Chinese LOC. These fees have been capitalized and are being amortized over the life of the line of credit.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

8.	STATEMENT OF CHANGES IN EQUITY

			Additional			Other			Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income /(Loss)	Earnings	Interest	Equity
BALANCE AT JANUARY 31, 2010	29,228,213	$292	$97,033	(2,925,438)	$(40,091)	$(43,656)	$17,666	$11,226	$42,470

Total comprehensive loss:
Net (loss) income							(62,729)	126	(62,603)
Foreign currency translation adjustment						562		265	827
Unrealized gain on derivative instruments						1,542			1,542
Pension liability adjustment						1,770			1,770

Total comprehensive income (loss):						3,874	(62,729)	391	(58,464)

Other changes in equity:
Share based compensation expense			625						625
Deferred compensation plan				(70,653)	(71)				(71)
Issuance of common stock			(78)	14,735	91				13

Stock awards issued/exercised	230,984	3							3

BALANCE AT OCTOBER 31, 2010	29,459,197	$295	$97,580	(2,981,356)	$(40,071)	$(39,782)	$(45,063)	$11,617	$(15,424)

9.	INCOME TAXES

	Nine months ended October 31,
	2010	2009
(Benefit) provision for income taxes	$(13,239)	$2,052
Effective income tax rate	17.5%	(12.0%)

Effective tax rates were 17.5% and (12.0%) for the nine months ended October 31, 2010 and 2009, respectively. Tax benefit for the nine months ended October 31, 2010 is due to the impact of writing off the deferred tax liabilities associated with Goodwill (refer to Note 17 – Goodwill and Asset Impairments). During the second quarter of the current fiscal year, the Company recorded a charge to impair all goodwill. As a result of the impairment charge, the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the nine month period ended October 31, 2010, the Company recorded a benefit in the amount of $14,245 for the reversal of this deferred tax liability. The gross amount of the goodwill impairment in the nine months ended October 31, 2010 was $59,978, the associated tax benefit was $14,245, resulting in a net impact of $45,733. Additionally, the Company has tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

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

Basic earnings per common share was computed using net loss and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock awards using the treasury stock method, as well as the assumed conversion of debt using the if-converted method.

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Numerator:
Numerator for basic losses per common share	$(6,445)	$(3,440)	$(62,729)	$(18,814)
Effect of dilutive securities:
Income related to deferred compensation plan	(123)	(19)	—	(96)

Numerator for diluted losses per common share	$(6,568)	$(3,459)	$(62,729)	$(18,910)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	26,479,280	26,302,775	26,411,003	26,298,007

Effect of dilutive securities:
Shares issuable under deferred compensation arrangements	168,484	112,566	0	96,032

Dilutive potential common shares	168,484	112,566	—	96,032
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	26,647,764	26,415,341	26,411,003	26,394,039

Basic losses per common share	$(0.24)	$(0.13)	$(2.38)	$(0.72)

Diluted losses from common share	$(0.25)	$(0.13)	$(2.38)	$(0.72)

The Company excluded dilutive securities of 19,604,137 issuable in connection with convertible bonds from the diluted income per share calculation for the three and nine months ended October 31, 2010 and 2009, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 2,596,791 and 2,583,086 shares for the three and nine months ended October 31, 2010, respectively, and 2,239,782 and 2,231,980 shares for the three and nine months ended October 31, 2009, respectively.

11.	CONTINGENT LIABILITIES

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

The Company accrues for environmental liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of October 31, 2010, accrued environmental reserves totaled $1,957 consisting of $1,327 in other current liabilities and $630 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into December 2011. The estimated commitments are approximately $63,000 in the twelve months ended October 31, 2011 and $10,000 in the twelve months ended October 31, 2012.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

12.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at October 31, 2010 and January 31, 2010 were as follows:

	October 31, 2010		January 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,036	$3,036	$2,700	$2,700
Investments held for deferred compensation plan	354	354	321	321
Debt	165,324	133,839	141,658	107,282
Commodity hedges	777	777	(643)	(643)

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

The Company had raw material commodity arrangements for 1,943 metric tons of base metals at October 31, 2010 and 3,103 metric tons at January 31, 2010.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	October 31, 2010	January 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$777	$—	Other current assets
Commodity Hedges	—	643	Other current liabilities

Total fair value	$777	$643

The Company estimates that $1,057 of net derivative gains in AOCI as of October 31, 2010 will be reclassified into earnings in the next twelve months.

Derivatives in Cash Flow Hedging Relationships:			Amount of Gain (Loss)
	Amount of Gain (Loss) Recognized in OCI		Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from
	2010	2009	2010	2009	AOCI into Income
Three months ended October 31,
Commodity Hedges	$714	$(270)	$(523)	$(593)	Cost of Sales

Nine months ended October 31,
Commodity Hedges	$819	$(102)	$(722)	$(2,336)	Cost of Sales

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

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Nine months ended October 31,
	2010	2009
Balance at beginning of period	$6,481	$8,069
Current year provisions	3,259	4,237
Expenditures	(3,183)	(6,115)

Balance at end of period	$6,557	$6,191

As of October 31, 2010, accrued warranty obligations of $6,557 include $2,570 in current liabilities and $3,987 in other liabilities. As of January 31, 2010 accrued warranty obligations of $6,481 included $2,511 in current liabilities and $3,970 in other liabilities.

Certain warranty costs associated with the discontinued operations were not assumed by the buyer and are included in the table above. Expenditures include $8 and $1,656 related to discontinued operations in the first nine months of fiscal 2011 and 2010, respectively.

15.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended October 31,		Three months ended October 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$346	$259	$18	$15
Interest cost	1,167	1,131	29	31
Expected return on plan assets	(1,029)	(904)	—	—
Amortization of prior service costs	—	—	(198)	(201)
Recognized actuarial loss	792	692	1	(1)

Net periodic benefit cost	$1,276	$1,178	$(150)	$(156)

	Pension Benefits		Postretirement Benefits
	Nine months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,039	$775	$53	$44
Interest cost	3,501	3,394	86	94
Expected return on plan assets	(3,086)	(2,711)	—	—
Amortization of prior service costs	—	—	(593)	(603)
Recognized actuarial loss	2,376	2,077	3	(1)

Net periodic benefit cost	$3,830	$3,535	$(451)	$(466)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company made $3,087 of contributions to the plan in the nine months ended October, 31, 2010. The Company expects to make additional contributions of approximately $810 to its plan during fiscal year 2011. The Company also expects to make contributions totaling approximately $160 to the Company sponsored postretirement benefit plan during fiscal year 2011.

16.	RESTRUCTURING

On February 4, 2009, the Company announced plans to reduce labor costs by reducing its workforce by approximately 90 employees. The Company recorded severance accruals in the fourth quarter of fiscal year 2009 of $1,334 in its consolidated statement of operations as Selling, general and administrative expenses as a result of these reductions.

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Closure costs incurred during the quarter ended October 31, 2010 include $305 in severance costs and $1,523 in fixed asset impairment charges. Additional closure costs of approximately $500 related to move costs and additional severance are expected to be recorded over the next nine to twelve months.

A reconciliation of the liability and related activity during the nine months ended October 31, 2010, is shown below.

	Balance at January 31, 2010	Provision Additions	Expenditures	Balance at October 31, 2010
Severance	$76	$305	$59	$322
Fixed asset impairment	—	1,523	1,523	—

Total	$76	$1,828	$1,582	$322

17.	FAIR VALUE MEASUREMENT

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2010 and 2009 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2010
Investments held in large mutual funds	$354	$354	$—	$—
Commodity hedge asset	777	—	777	—

2009
Investments held in large mutual funds	$376	$376	$—	$—
Commodity hedge asset	591	—	591	—

18.	GOODWILL AND ASSET IMPAIRMENTS

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

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax impairment charge of $59,978 representing the full value of goodwill as of October 31, 2010. As discussed in Note 8, Income Taxes, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the nine months ended October 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability. As a result the goodwill impairment recorded, net of tax benefits for the nine months ended October 31, 2010 was $45,733.

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

The Company’s actual results could differ materially from those anticipated in forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, which should be read in conjunction with our Quarterly Report on Form 10-Q for our first and second quarters, ended April 30, 2010 and July 31, 2010 respectively. We caution you not to place undue reliance on these forward-looking statements. Further, factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following general factors:

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

Results of Operations

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the third quarter of our fiscal year 2011, ended October 31, 2010. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the third quarter of fiscal year 2011 decreased $3,587 or 3.9% to $87,623 from $91,210 in the third quarter of fiscal year 2010. This decrease was primarily due to lower sales volume in the United States offset by higher lead pricing as well higher volumes in Europe and Asia. Average London Metal Exchange (“LME”) lead prices increased from an average of $0.72 per pound in the third quarter of fiscal year 2010 to $1.00 per pound in the third quarter of fiscal year 2011. The increase in lead prices and growth of the Company’s Asian business was offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American UPS markets.

Gross profit in the third quarter of fiscal year 2011 decreased $2,215 or 17.0% to $10,795 from $13,010 in the third quarter of fiscal year 2010. Margins as a percent of sales decreased from 14.3% in the third quarter of fiscal year 2010 to 12.3% in the third quarter of fiscal year 2011. Gross margin has decreased from over the prior year’s comparable quarter primarily due to lower sales volumes, higher lead costs which were not fully recovered due to pricing lags and a shift in product mix resulting in lower margin product sales. The Company continued to maintain discipline with respect to pricing to its customers, thereby favorably impacting margins in the face of decreased volumes in North America.; however, as a result of the pricing lags, was not able to fully recover the higher lead costs.

Selling, general and administrative expenses in the third quarter of fiscal year 2011 decreased $3,432 or 30.0% to $8,025 from $11,457. The decrease is primarily due to cost savings initiatives, warranty management and the impact of lower North America sales volumes. As a percentage of sales, selling, general and administrative expenses decreased to 9.2% in fiscal 2011 compared to 12.6% in the third quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Research and development expenses in the third quarter of fiscal year 2011 decreased $640 or 30.4% to $1,468 from $2,108. As a percentage of sales, research and development expenses decreased from 2.3% in the third quarter of fiscal year 2010 to 1.7% in the third quarter of fiscal year 2011 due to both current fiscal year reimbursements of certain expenditures under government development programs and higher expenditures in the prior year to support investment in new technologies and China growth initiatives.

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Restructuring charges incurred during the quarter ended October 31, 2010 include $305 in severance costs and $1,523 in fixed asset impairment charges.

Operating loss in the third quarter of fiscal year 2011 was $526 compared to $555 in the third quarter of fiscal year 2010. This change is mainly due to the restructuring charges for the announced closure of the Leola plant, decreases in gross profit compared to the third quarter of fiscal 2010, offset by the reduction in selling, general and administrative and research and development expenses, as discussed above.

Analysis of Change in Operating Income for the third quarter of fiscal year 2011 vs. fiscal year 2010.

Fiscal Year 2011 vs. 2010
Operating Loss Three months ended October 31, 2009	$(555)
Lead, net	(2,206)
Price / Volume / Mix	48
Warranty	1,176
Pension	(98)
Restructuring costs related to Leola	(1,828)
Decrease in research and development costs	640
Decrease in selling, general & administrative costs	2,256
Other	41

Operating Loss Three months ended October 31, 2010	$(526)

Interest expense, net, in the third quarter of fiscal year 2011 increased $1,197 or 39.0% to $4,266 from $3,069 in the third quarter of fiscal year 2010, primarily due to higher average debt balances, the addition of the term loan tranche of $20,000 and significantly higher average interest rates in the third quarter of fiscal 2011 (primarily due to the term loan tranche) as compared to the third quarter for fiscal 2010. Also, interest expense includes $1,012 and $896 in fiscal years 2011 and 2010, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 6).

Other expense was $1,318 in the third quarter of fiscal year 2011 compared to other income of $23 in the third quarter of fiscal year 2010. The change was primarily due to non-capitalizable expenses of $1,256 related to the debt for equity exchange discussed in Note 3.

Income tax expense of $161 was recorded in the third quarter of fiscal year 2011, compared to an income tax benefit of $120 in the third quarter of fiscal year 2010. Tax expense in the third quarter of fiscal year 2010 was primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company’s losses in the US and the full valuation allowance in the US, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net income attributable to Noncontrolling interest was $174 in fiscal year 2011 compared to a net loss of $41 in fiscal year 2010, reflecting improved performance and growth of our Asian operations.

As a result of the above, net loss attributable to C&D Technologies, Inc. of $6,445 was recorded in the third quarter of fiscal year 2011 as compared to $3,440 in the comparable period in the prior year. Basic losses per share were $0.24 and $0.13 and diluted losses per share were $0.25 and $0.13 in the third quarter of fiscal year 2011 and 2010, respectively.

Comprehensive loss attributable to C&D Technologies, Inc. increased by $2,079 in the third quarter of fiscal year 2011 to $4,200 from $2,121 in the third quarter of fiscal year 2010. This increase was due primarily to the increase in net loss attributable to C&D from $3,440 in the third quarter of fiscal 2010 to $6,445 in the third quarter of fiscal year 2011 partially offset by an unrealized gain on derivative instruments of $1,238 in the third quarter of fiscal year 2011 compared to $1,009 in third quarter of fiscal year 2010, an increase in pension adjustments to $590 in fiscal year 2011 compared to $269 in fiscal year 2010 and an increase in foreign currency translation adjustments to $592 in fiscal year 2011 from $48 in fiscal year 2010.

Nine Months Ended October 31, 2010, compared to Nine months Ended October 31, 2009

Net sales for the nine months ended October 31, 2010 increased $8,852 or 3.6% to $256,161 from $247,309 in the nine months ended October 31, 2009. This increase was primarily due to contractual price increases resulting from increases in the trailing price of lead compared to the same period in the prior fiscal year. Average London Metal Exchange (“LME”) prices increased from an average of $0.75 per pound in the nine months ended October 31, 2009 to $0.94 per pound in the nine months ended October 31, 2010. The increase in lead prices and growth of the Company’s Asia business was partially offset by continued pressures on volumes as a result of the general economic environment, principally in its North American UPS markets.

Gross profit for the nine months ended October 31, 2010 increased $3,448, or 12.2%, to $31,806 from $28,358 in the nine months ended October 31, 2009. Gross margins increased to 12.4% from 11.5% in prior year. Gross margin has improved over the prior year primarily due to cost reductions initiatives and increased pricing focus and discipline. In the prior fiscal year, lead prices increased at a rapid rate, impeding the Company’s ability to recover such price increases from its customers in a timely manner. The Company’s ability to increase price is often determined contractually. In the current nine month period, lead prices were overall less volatile as compared to the same period in the prior fiscal year, resulting in improved lead price recovery. Further, the Company experienced a temporary employee disruption at its Shanghai, China facility for a period of approximately three weeks during the second quarter of fiscal year 2011, which negatively impacted gross profit.

Selling, general and administrative expenses for the nine months ended October 31, 2010, decreased $4,354 or 14.1% to $26,456 from $30,810. The decrease is primarily due to lower warranty costs of $978 and reduced spending on other selling, general and administrative expenses of $3,376. As a percentage of sales, selling, general and administrative expenses were 10.3% and 12.4% in the nine months ended October 31, 2010 and 2009, respectively.

Research and development expenses for the nine months ended October 31, 2010 decreased $940 or 16.3% to $4,845 from $5,785 in the nine months ended October 31, 2009. As a percentage of sales, research and development expenses decreased from 2.3% in the nine months ended October 31, 2009 to 1.9% in the nine months ended October 31, 2010 due to both current fiscal year reimbursements of certain expenditures under government development programs and partially offset by higher expenditures to support investment in new technologies and China growth initiatives in the prior year.

Goodwill impairment charges were $59,978 for the nine months ended October 31, 2010, as compared to zero for the nine months ended October 31, 2009. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given decreases in market capitalization and continuing operating losses, the Company tested for impairment on an interim basis of July 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill in the second quarter of fiscal 2011. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the nine months ended October 31, 2010, we recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Restructuring charges incurred during the quarter ended October 31, 2010 include $305 in severance costs and $1,523 in fixed asset impairment charges. Additional closure costs of approximately $500 related to move costs and additional severance are expected to be recorded over the next nine to twelve months.

Operating loss for the nine months ended October 31, 2010 was $61,301 compared to $8,237 in the nine months ended October 31, 2009. The increased loss is primarily due to the goodwill impairment, the restructuring charges for the announced closure of the Leola plant partially offset by increased gross profits that resulted from pricing actions, cost reduction initiatives, lower selling, general and administrative costs and lower research and development expenses, as discussed above.

Analysis of Change in Operating Loss for the nine months ended October 31, 2010 vs. the nine months ended October 31, 2009

Fiscal Year 2011 vs. 2010
Operating Loss Nine months ended October 31, 2009	$(8,237)
Lead, net	(19,213)
Price / Volume / Mix	23,878
Goodwill impairment	(59,978)
Warranty	978
Pension	(295)
Restructuring costs related to Leola	(1,828)
Decrease in research and development costs	940
Decrease in selling, general & administrative costs	3,376
Other	(922)

Operating Loss Nine months ended October 31, 2010	$(61,301)

Interest expense, net, for the nine months ended October 31, 2010, increased $2,904 or 32.6% to $11,813 from $8,909 in the nine months ended October 31, 2009, primarily due to higher average debt balances and higher average interest rates in fiscal 2011 compared fiscal 2010 (primarily due to the term loan tranche). Also, interest expense includes $2,946 and $2,607 in fiscal years 2011 and 2010, respectively, for non-cash amortization of debt discount on the 2005 Notes (see Note 6).

Other expense was $2,728 for the nine months ended October 31, 2010 compared to other income of $57 for the nine months ended October 31, 2009. The change was primarily due to recording of approximately $900 to increase our environmental reserves related to previously closed and/or disposed facilities, non-capitalizable expenses of $1,256 related to the debt for equity exchange discussed in Note 3 and a foreign exchange gain of $58 in the current fiscal year compared to $154 in the prior fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Income tax benefit of $13,239 was recorded the nine months ended October 31, 2010, compared to income tax expense of $2,052 the nine months ended October 31, 2009. Tax expense for the nine months ended October 31, 2009 was primarily due to non-cash deferred tax expenses related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized. Tax benefit for the nine months ended October 31, 2010 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the nine months ended October 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

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

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2010, the joint venture had a net income attributable to noncontrolling interest of $126 compared to a net loss of $327 in the nine months ended October 31, 2009. The improvement is reflected by increasing revenue and related improved performance of the Company’s China operations, despite the negative impact of temporary employee disruptions experienced in June 2010.

As a result of the above, net loss attributable to C&D of $62,729 was recorded compared to $18,814 in the prior year. Basic and diluted losses per share were $2.38 and $0.72 in the first nine months of fiscal year 2011 and 2010, respectively.

Comprehensive loss attributable to C&D Technologies, Inc. increased by $45,200 in the first nine months of fiscal year 2011 to $58,855 for the nine months ended October 31, 2010 from $13,655 in the nine months ended October 31, 2009. This increase was primarily due to the net loss attributable to C&D Technologies of $62,729 in the nine months ended October 31, 2010 as compared to $18,814 in the comparable period at the previous fiscal year, an unrealized gain on derivative instruments of $1,542 in the first nine months of fiscal year 2011 compared to $4,103 in first nine months of fiscal year 2010 partially offset by an increase in the pension liability adjustment to $1,770 in fiscal year 2011 from $808 in fiscal year 2010 and an increase in foreign currency translation adjustments to $827 in fiscal year 2011 from $264 in fiscal year 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $12,378 for the nine months ended October 31, 2010, as compared to $757 in the comparable period of the prior fiscal year. This is primarily the result of a significant increase in cash used to pay down accounts payable of $7,444 compared to $112 in the prior year, an increase in accounts receivable of $7,595 compared to $856 in the prior year, an increase in accrued liabilities of $2,517 compared to $11,536 in the prior year and a decrease in the book overdraft to $2,370 compared to an increase of $2,387 in the prior year. These changes were partially offset by a decrease of inventory of $3,013 in the current fiscal year compared to an increase in inventory of $9,631 in the prior fiscal year and an increase in other current liabilities of $5,462 compared to $491 in the prior fiscal year. Other current liabilities have increased primarily due to receipt of an advance payment (deferred revenue) of approximately $4,500 for a large order in China. While the net loss increased significantly to $62,603 from $19,141, this increase was primarily the result of non-cash charges for goodwill impairments, net of taxes, of $45,733 and fixed asset impairment charges of $1,523. Excluding those non-cash charges, the net loss would have been approximately $3,800 lower in the nine months ended October 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

2010 compared to the comparable period in the prior year. The reduction in accounts payable and accrued liabilities for the nine months ended October 31, 2010 was attributable principally to the trade credit tightening the Company has experienced. The increase in accounts receivable is principally the result of customer mix and growth in Asia where terms are often longer. The reduction in inventory since January 31, 2010 primarily reflects operational improvements.

Net cash used in investing activities was $5,494 in the first nine months of fiscal year 2011 as compared to $9,707 in the first nine months of fiscal year 2010. In fiscal year 2011, the Company had purchases of property, plant and equipment of $5,501 compared with $10,302 in the prior year. Capital expenditures have been principally in support of its cost reduction activities and new product development. Fiscal 2011 capital expenditures have been impacted by the Company’s management of liquidity. In addition, there was a reduction in restricted cash of $7 related to commodity hedging activities in the first nine months of fiscal 2011 compared to $577 in the prior fiscal year.

Net cash provided by financing activities increased $8,954 to $18,091 for the nine months ended October 31, 2010, as compared to $9,137 in the comparable period of the prior fiscal year. Proceeds from net borrowings under the Company’s Credit Facility, offset by debt acquisition costs, were the primary sources of cash provided by financing activities in fiscal year 2011. The primary purpose of the increased borrowings in the current fiscal year was to fund the cash used in operations and to fund capital expenditures.

The Company has put provisions due on its convertible senior notes that may require it to pay the following principal payments: $52.0 million on November 1, 2011, with respect to the 2006 Notes, and $75.0 million on November 15, 2012, with respect to the 2005 Notes (see Note 7 – Debt). Furthermore, payments of principal on these Notes may be accelerated upon the occurrence of a “fundamental change” as defined in the indentures governing the 2005 Notes and 2006 Notes, which would require the Company to purchase the notes at 100% of their aggregate principal amount (plus any accrued but unpaid interest thereon) within approximately 55 business days of such occurrence. The Company believes that there is substantial risk that a fundamental change will occur in the near future. Refer to discussion of New York Stock Exchange (“NYSE”) continued listing requirements and related risk of delisting our common stock below.

Since our 30 day average market capitalization has fallen below $15 million, the NYSE suspended trading of our common stock on October 8, 2010. Absent suspension of trading being removed within a 60 day time period and/or relisting on a national automated exchange, such a development would constitute a fundamental change under the 2006 Notes, which could ultimately result in an event of default thereunder. The Company has appealed this determination before a committee of the board of directors of NYSE Regulation. An oral hearing regarding the appeal is currently scheduled with the NYSE on December 14, 2010.

If we are unable to list the stock on another national securities exchange, could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) resulting in a “fundamental change” as defined in the indentures governing the 2005 Notes and the 2006 Notes, which would give the holders of our 2005 Notes and our 2006 Notes the right to require us to repurchase their notes for an amount equal to the principal amount outstanding plus accrued but unpaid interest. We believe that there is a substantial risk that a fundamental change described in clause (v) will occur in the future and if we do not complete a restructuring prior to the time we are required to repurchase the 2005 Notes and 2006 Notes, we will not have enough cash on hand to comply with the governing indentures. If we are not able to complete the restructuring or obtain additional financing on a timely basis, we may be forced to declare bankruptcy.

While a delisting of our common stock would not constitute a specific event of default under the documents governing our senior credit facilities, our lenders could claim that a delisting would trigger a default under the material adverse change covenant or the cross-default provisions under such documents.

In light of these recent developments and the Company’s liquidity risks, the Company reviewed strategic and financing alternatives available with assistance from legal and financial advisors. On September 14, 2010, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Company entered into a restructuring support agreement with certain holders of the 2005 Notes and 2006 Notes (see Note 3 to our financial statements included in Item 1 of this Quarterly Report on Form 10-Q). The Company also continues to be engaged in active discussions with lenders under its Credit Facility regarding a restructuring of its capital structure. On October 21, 2010, the Company filed a Registration Statement on Form S-4 which, as amended on November 30, 2010, has been declared effective and the Company filed a definitive Proxy Statement on November 30, 2010 providing notice of a special meeting of the stockholders to be held on December 13, 2010. The purpose of the special meeting is to vote on proposals included in the Shareholder Exchange Consent as more fully described in the Company’s definitive proxy statement filed with the SEC on November 30, 2010, including, without limitation, the approval of exchange offers of the Company’s Common Stock in exchange for any and all of the 2005 Notes and the 2006 Notes, respectively. The exchange offers provide an out-of-court method of restructuring the Company’s indebtedness to address imminent debt repayment obligations and liquidity issues. If the exchange offers are not consummated, as a result of any of the conditions thereto not being satisfied, the Company will be unable to repay its current indebtedness from cash on hand or other assets. Therefore, the Company is simultaneously soliciting holders of the Notes and the existing holders of Common Stock to approve a prepackaged plan of reorganization as an alternative to the exchange offer. There can be no assurance that the Company will be able to consummate either the Shareholder Exchange Consent or the prepackaged plan or at all. The Company may be unable to maintain adequate liquidity even upon acceptance of these plans and, as a result, the Company may be required to seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

The Company’s cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing its indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to its current liquidity situation, raise substantial doubt as to the Company’s ability to continue as a going concern for a period longer than twelve months from January 31, 2010. The Company’s ability to continue as a going concern depends on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under the Company’s Credit Facility. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

On November 1, 2010, the Company announced that it has elected not to make the semi-annual interest payment due on its 2005 Notes on November 1, 2010. The decision was made in light of the Company’s October 21, 2010 announcement of its plan to implement a restructuring of its indebtedness (the “Restructuring”) pursuant to offers to separately exchange (the “Exchange Offer”) all of its outstanding 2005 Notes and 2006 Notes for up to 95% of the shares of the Company’s common stock, in the aggregate, which provides that if the Exchange Offer is consummated, all outstanding principal of, plus accrued unpaid interest on, properly tendered Notes will be included in the calculation of each holder’s pro rata share of the Company’s common stock to be issued to holders of Notes. See Note 3 of our financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Restructuring and Exchange Offer.

A semi-annual interest payment on the 2006 Notes became due on November 15, 2010. The Company further elected not to pay interest due on the 2006 Notes. The consequences of failure to pay interest under the indenture governing the 2006 Notes are substantially the same as those under the indenture governing the 2005 Notes.

Under the terms of the Indenture dated as of November 21, 2005 (the “Indenture”) governing the 2005 Notes, the Company has a grace period of 30 days from the payment due date with respect to interest payments before an “event of default” under the Indenture occurs. There is no right to accelerate maturity of the 2005 Notes based on the non-payment unless interest remains unpaid upon expiration of the grace period. Upon the occurrence of an event of default, the trustee under the Indenture or holders of 25% or more of the 2005 Notes can declare the aggregate principal amount of the 2005 Notes, plus unpaid interest, immediately due and payable. Occurrence of an event of default or acceleration of the 2005 Notes under the Indenture will also give creditors with respect to other funded debt of the Company outstanding the right to exercise certain remedies in accordance with the applicable agreement, including cross- acceleration. The 2006 Notes contain similar provisions. As a result of these provisions, the Company has classified both Notes as current liabilities as of October 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Due to the non-payment of interest on the 2005 and 2006 Notes, amounts borrowed under the Credit Facility and term loan tranche (See note 7 of our financial statements included in this Quarterly Report on Form 10-Q) are likely to be in default. On November 30, 2010 the loan holder, Wells Fargo Bank, waived the default through December 31, 2010. As a result of this default, the Company has classified these loan amounts as current liabilities as of October 31, 2010.

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

The Company’s liquidity derived from the Credit Facility, as amended on April 9, 2010, is based on availability determined by a borrowing base. The Company may not be able to maintain adequate levels of eligible assets to support its required liquidity in the future. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the availability falls below $10,000, adjusted to $15,000 for the first year under the agreement as amended. The fixed charge coverage ratio for the last 12 consecutive fiscal month period shall be not less than 1.10:1.00. During the past year the Company would not have achieved the minimum fixed charge coverage ratio. The Company’s ability to meet these financial provisions may be affected by events beyond its control. There are also minimum EBITDA requirements, subject to an event of default, beginning with the Company’s quarter ending April 30, 2011. The Company does not currently anticipate satisfying this minimum EBITDA requirement at April 30, 2011. The rising prices of lead and other commodities and other circumstances have resulted in the Company obtaining amendments to the financial covenants in the past. Such amendments may not be available in the future, if required.

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

The Company’s credit facility bank is currently meeting all of their lending obligations. The current Credit Facility does not expire until June 6, 2013. As of October 31, 2010, the maximum availability calculated under the borrowing base was approximately $62,571 (net of the fixed charge ratio adjustment amount discussed above), of which $39,125 was funded (including $20,000 from the term loan tranche), and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity is for future working capital needs and general corporate purposes.

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

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commercial commitments as of October 31, 2010:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt*	$174,969	$166,684	$4,470	$3,815	$—
Interest payable on notes*	15,936	14,293	917	726	—
Operating leases	7,377	1,357	2,412	2,004	1,604
Projected – lead purchases**	73,000	63,000	10,000	—	—
Equipment	260	260	—	—	—
Capital Leases	166	83	65	18	—

Total contractual cash obligations	$271,708	$245,677	$17,864	$6,563	$1,604

*	These amounts assume that the convertible notes will mature in one year or less (see Note 7 - Debt), assume the Credit Facility including the term loan tranche, at October 31, 2010, will be paid in one year or less, include interest on the Credit Facility and convertible notes for one year and calculated at the same rate and outstanding balance at October 31, 2010, and assume the China debt at October 31, 2010 will be paid through fiscal year 2015, with interest calculated at the rate existing at October 31, 2010.
**	Amounts are based on the cash price of lead at October 31, 2010 which was $1.11.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,417	$5,355	$62	$—	$—

Total commercial commitments	$5,417	$5,355	$62	$—	$—

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2010 Annual Report on Form 10-K, filed with the SEC on April 20, 2010, which should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q for the periods ended April 30, 2010 and July 31, 2010 and this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 – August 31, 2010	—	$—	—	1,000,000
September 1 – September 30, 2010	—	$—	—	1,000,000
October 1 – October 31, 2010	—	$—	—	1,000,000

Total	—		—

Restrictions on Dividends and Treasury Stock Purchases:

Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. No dividends have been declared during the first nine months of fiscal year 2011.

Item 3. Defaults upon Senior Securities

On November 1, 2010, the Company did not remit the interest payment of $1,968,750 to holders of the 5.25 % Convertible Senior Notes 2005 due 2025. The payment was not made within the 30 day cure period and, as a result, the Company is in default for the amount of the interest payment due.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Dealer Manager Agreement, dated October 20, 2010, by and between C&D Technologies, Inc. and Macquarie Capital (USA) Inc.	8-K	October 21, 2010	10.1

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

December 10, 2010	By: /s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive Officer and Director (Principal Executive Officer)

December 10, 2010
By: /s/ Ian J. Harvie
Ian J. Harvie
Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Dealer Manager Agreement, dated October 20, 2010, by and between C&D Technologies, Inc. and Macquarie Capital (USA) Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002