Form 10-K
period 2011-01-31
C&D TECHNOLOGIES INC
filed 2011-05-02
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant, based on the closing price on July 31, 2010: $21,815,703

Number of shares outstanding of each of the Registrant’s classes of common stock as of March 31, 2011: 15,196,563 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Part III—Portions of Registrant’s Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of Registrant’s fiscal year covered by this Form 10-K.

C&D TECHNOLOGIES, INC.

FORM 10-K For the Fiscal Year Ended January 31, 2011

C&D TECHNOLOGIES, INC.

PART I

Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

All dollar amounts are in thousands unless otherwise indicated.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements we make. We may, from time to time, make written or verbal forward-looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “guidance,” “forecast,” “plan,” “outlook” and similar expressions in filings with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made by our representatives, identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. The forward-looking statements are based upon management’s current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A—Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementary Data, and the following general factors:

•	our ability to maintain and generate liquidity to meet our operating needs, as well as our ability to fund and implement business strategies, acquisitions and restructuring plans;

•

the fact that lead, a major constituent in most of our products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims;

•	our debt service requirements, which may restrict our operational and financial flexibility, as well as impose significant interest and financing costs;

•	restrictive loan covenants may impact our ability to operate our business and pursue business strategies;

•	the litigation proceedings to which we are subject or may in the future become subject to, the results of which could have a material adverse effect on us and our business;

•	our exposure to fluctuations in interest rates on our variable debt;

•

the realization of the tax benefits of our net operating loss carry forwards, which is dependent upon future taxable income and which are subject to limitation as a result of changes in ownership of the Company;

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

Recent Developments

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $.01 per share (“Common Stock”) from 75,000,000 to 600,000,000 and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding.

On December 23, 2010, we announced that C&D had completed its offers to exchange (the “Exchange Offer”) its outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for Common Stock, on the terms and subject to the conditions in C&D’s effective registration statement on Form S-4 (File No. 333-170056) (as amended, the “Registration Statement”) under the Securities Act of 1933.

Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock (as adjusted for the reverse stock split described herein). In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split described herein).

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that our Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) to decrease the number of authorized shares of the Company’s Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented was initially adjusted retrospectively to reflect the forward stock split and has since been adjusted retrospectively to reflect the reverse stock split.

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

Fiscal Year Reporting

Our fiscal year ends on the last day of January. Any references to a fiscal year means the 12-month period ending January 31 of the fiscal year mentioned. Dollar amounts included herein in Item 1 are presented in thousands unless otherwise indicated.

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

To meet the needs of our customers, our reserve power systems include a wide range of power electronics products, consisting principally of power rectifiers and distribution and monitoring equipment. Our power rectifiers convert or “rectify” external AC power into DC power at the required level and quality of voltage necessary to constantly charge a reserve battery or recharge the renewable energy storage battery. For installations with end applications that require varied power levels from 12Amps to 6000Amps, our power control and distribution equipment distributes the rectified power for each of the applications.

UPS. We produce batteries for UPS systems, which provide instant battery backup in the event of primary power loss or interruption, thereby permitting an orderly shutdown of equipment or continued operation for a limited period of time until another power source comes back on-line. We offer distinct product families to meet the needs and requirements of this growing industry. Our DYNASTY® High Rate Max VRLA Series batteries have been engineered specifically for UPS applications and deliver extended life and improved runtime, in the same space as alternatives while complying with rigorous industry standards. Our flooded XT® products are utilized for large system backup in major data centers and critical 24/7 applications. As a critical component supplier to overall power backup solutions, we continue to work closely with major global UPS OEMs to design cost-effective, reliable products to meet customer expectations.

Telecommunications. As with UPS, we produce battery solutions to fill the many application needs of today’s telecommunications industry. Designed specifically for our telecommunications customers’ need for long life and extended runtime, our flooded MCT™ and LCT™ family of products have become the battery of choice for central office and critical back up applications. With the addition of our facility in Reynosa, Mexico, in fiscal year 2004, we have added the VRLA MSE™ and msENDUR II family of products designed for wireless applications, as well as other applications for non-flooded requirements. In addition, our C&D Tel Series VRLA Long Duration batteries are designed to Telcordia standards (an independent standards and testing company for telecommunications systems) to meet the demanding requirements of telecommunications applications. These batteries operate in a wide variety of environmental conditions, meet prolonged run time needs so as to maintain operations during power loss and protect sophisticated electronics equipment. Our telecommunications customers use the majority of our standby power products in applications, such as central telephone exchanges, microwave relay stations, private branch exchange (“PBX”) systems and wireless telephone systems. Our major telecommunications customers include national long distance companies, competitive local exchange carriers, wireline and wireless system operators, paging systems and PBX telephone locations using fiber optic, microwave transmission or traditional copper-wired systems.

CATV Signal Powering and Broadband. DYNASTY® Broadband Series batteries are designed for demanding standby float applications in abusive environments. These batteries have been designed to offer the best combination of run time and service life for CATV signal powering and broadband applications. Our gelled electrolyte technology provides excellent heat transfer properties, which enable these batteries to perform in high temperature environments. Unlike other competitive gel technologies, the DYNASTY® Broadband Series does not require cycling subsequent to delivery to meet 100% of rated capacity. Our DYNASTY® Broadband Series of batteries is considered the market leader for CATV powering in North America.

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

Sales, Installation and Servicing

The sales, installation and servicing of certain products are performed through our networks of independent manufacturer’s representatives located around the world. Most of our independent manufacturer’s representatives (or contractors in the case of installation or service) operate under contracts providing for compensation on a commission basis or as a distributor with product purchased for resale.

In addition to these networks of independent manufacturer’s representatives and distributors, we employ internal sales management consisting of regional sales managers, account specific sales persons and product/

market specialists. The regional sales managers are each responsible for managing a number of independent manufacturer’s representatives and distributors for developing long-term relationships with large end users, OEMs and national accounts.

We have internal product management and marketing personnel to manage the development of new products from the initial concept definition and management approval stages through the engineering, production and sales processes. They are also responsible for applications engineering, technical training of sales representatives and the marketing communications function.

We maintain branch sales and service facilities in North America, Europe and Asia, with the support of our headquarters personnel, and have business relationships with sales representatives and distributors throughout the world.

One of our customers, Emerson Electric Company and Subsidiaries, accounted for 9.4%, 12.9% and 17.4% of our net sales for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. We typically sell our products with terms requiring payment in full within 30 days. We warrant our battery products for various periods of time depending on the type of product and its application. The longest warranties, for periods up to 20 years, generally are applicable to flooded standby power batteries.

Backlog

The level of unfilled orders at any given date during the fiscal year may be materially affected by the timing and product mix of orders, customer requirements and, taking into account considerations of manufacturing capacity and flexibility, the speed with which we fill those orders. Period-to-period comparisons may not be meaningful. Occasionally, orders may be canceled by the customer prior to shipment.

Our order backlog at March 31, 2011 and 2010 from North American operations was $36,441 and $37,976, respectively. We expect to fill virtually all of the March 31, 2011, backlog orders during fiscal year 2012.

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

International Organization for Standardization (“ISO”) certification assures customers that our internal processes and systems meet internationally recognized standards. We are ISO 9001:2000 standard certified at the majority of our locations.

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

We believe that we are one of the largest producers in the standby power market in North America. We believe that the ability to provide a single source for design, engineering, manufacturing and service is an important element in our competitive position. We compete with Exide Technologies (“Exide”), Enersys, East Penn Manufacturing, NorthStar and FIAMM amongst others in the standby power market.

When lead prices rise, certain of our battery competitors that own smelting operations may have lower lead costs than ours. However, when lead prices decline, the high fixed costs associated with these operations may provide us with a cost advantage.

Research and Development

Research and development expenses from operations for the fiscal years ended January 31, 2011, 2010 and 2009, were $6,487, $7,555 and $6,940, respectively.

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

During fiscal year 2010, C&D established a research and development center in our Shanghai facility, focused on serving the rapidly expanding market for power storage in Asia. This center complements our extensive R&D resources in North America.

A variety of new products were released in fiscal year 2011, including several private label products for use in cycling and heavy duty anti-idling markets, and the HC and MSE lines of 2V VRLA products. The LIBERTY® HC line, designed and developed in our new Shanghai R&D center is intended for the demanding requirements of telecommunication systems in areas with unreliable AC power and high ambient temperatures. The MSE line, also developed in Shanghai, is designed for UPS applications in controlled temperature environments.

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

Additionally, the organization strives to partner with companies and organizations that can potentially provide breakthrough technologies for our existing and new markets. We established a number of such arrangements during fiscal year 2011.

International Operations

Along with our domestic manufacturing facilities, we have international manufacturing facilities in China and Mexico. Our 67% joint venture facility in Shanghai, China, manufactures industrial batteries that are sold primarily in China, Europe and the Middle East. International sales accounted for 28%, 24% and 19% of net sales for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Patents and Trademarks

We own and license certain patents and trademarks that we consider to be of importance to our business. However, we believe that the growth of our business will depend primarily upon the quality and reliability of our products and our relationships with our customers, rather than the extent of our patent and trademark protection. While we believe that patents and trademarks are important to our business, the loss of any single or several patents or trademarks would not have a material adverse effect on our Company. The principal trademarks of the Company, which we regard as being of substantial value in the marketing of our products, include: C&D®, C&D TECHNOLOGIES®, C&D TECHNOLOGIES POWER SOLUTIONS®, DYNASTY®, LIBERTY®,LIBERTY SERIES®,, MAXRATE®, msENDUR® and SAGEON®.

Employees

On January 31, 2011, we employed approximately 1,500 people. Of these employees, approximately 1,100 were employed in manufacturing and approximately 400 were employed in field sales, technology, manufacturing support, sales support, marketing and administrative activities. Our management considers our employee relations to be satisfactory. Employees at two North American plants are represented by two different unions under collective bargaining agreements.

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

While we believe that we are in material compliance with the applicable environmental requirements, we have received, and in the future may receive, citations and notices from governmental regulatory authorities that certain of our operations are not in compliance with our permits or applicable environmental requirements. Occasionally we are required to pay a penalty or fine, to install control technology or to make equipment or process changes (or a combination thereof) as a result of the non-compliance or changing regulatory requirements. When we become aware of any non-compliance or change in regulatory requirements, we take immediate steps to correct and resolve the issues. To date, the costs associated therewith have not had a material adverse effect on our business, financial condition or results of operations.

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

Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, we and several other potentially responsible parties (“PRP”s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States Environmental Protection Agency (“EPA”) Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide, filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the other PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including us, for which our allocated share rose from 5.25% to 7.79%.

In August 2002, we were notified of our involvement as a PRP at NL Industries, Inc.’s (“NL”) Atlanta, Northside Drive Superfund site. NL and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. We, along with other PRPs, continue to negotiate with NL at this site regarding our share of the allocated liability.

We have terminated operations at our Huguenot, New York, facility, and have completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. We are also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The Company is currently investigating the presence of lead contamination in soils at and adjacent to the facility. Additionally, the site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, we filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet Inc. bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

We, together with Johnson Controls, Inc. (“JCI”), are conducting an assessment and remediation of contamination at and near our facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, we are responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing clean-up project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing off-site disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, we entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. We continue to share with JCI the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds in groundwater.

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

We have conducted site investigations at our Conyers, Georgia facility, and have detected chlorinated solvents in groundwater and lead in soil both on-site and off-site. We have recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, we have completed remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against us alleging, among other things, that we were allowing lead contaminated stormwater runoff to leave our property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which we agreed to assess and remediate any contamination on the adjoining property due to our operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

We accrue reserves for liabilities in our consolidated financial statements and periodically reevaluate the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of January 31, 2011, accrued environmental reserves totaled $2,431 consisting of $1,807 in other current liabilities and $624 in other liabilities. Based on currently available information, we believe that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on our business, financial condition or results of operations.

Certifications

We have included as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for fiscal year ended January 31, 2011, filed with the SEC, certifications of the CEO and CFO regarding the quality of our public disclosure. In July 2010, we submitted to the New York Stock Exchange the certification of the CEO required by the rules of the New York Stock Exchange certifying that he was not aware of any violation by us of the New York Stock Exchange corporate governance listing standards.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E. Room 1580, Washington, D.C. 20549.

We maintain an Internet web site (www.cdtechno.com) and make available free of charge on or through the website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our web site and in printed form upon request, our Code of Business Conduct, which includes our Corporate Compliance Program and a Code of Ethics for our CEO, CFO and all our personnel serving in a finance, accounting, tax or investor relations role. Any amendments or waivers of the Code of Ethics will be promptly posted on our website at www.cdtechno.com or on Form 8-K, as required by law.

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

Our net losses attributable to C&D Technologies, Inc. were $56,146, $25,538 and $16,885 for the fiscal years ending 2011, 2010 and 2009, respectively. Further, as of January 31, 2011, we have approximately $55,000 of debt related to our Credit Facility (as defined below), 2005 Notes and 2006 Notes and China line of credit. In the event we require additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all.

Our liquidity derived from our $75,000 principal amount Line of Credit Facility (“Credit Facility”) is based on availability determined by a borrowing base. We may not be able to maintain adequate levels of eligible assets to support our required liquidity in the future. In addition, our Credit Facility requires us to meet certain financial ratios if our availability falls below certain thresholds. Our ability to meet these financial provisions may be affected by events beyond our control. Rising prices of lead and other commodities and other circumstances have resulted in us obtaining amendments to our financial covenants in the past. Such amendments may not be available in the future, if required.

Any breach of the covenants in our Credit Facility or the indentures governing our remaining outstanding 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. Upon an event of default under any of these debt instruments that is not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or the indentures governing the remaining outstanding 2005 Notes and 2006 Notes, the lenders under our Credit Facility or the holders of the remaining outstanding 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would have an material adverse impact on the Company.

Fluctuations in prices and availability of raw materials, particularly lead, could increase our costs or cause delays in shipments, which would adversely impact our business and results of operations.

Our operating results could be, and have been in the past, adversely affected by increases in the cost of raw materials, particularly lead, the primary cost component of our battery products, or other product parts or components such as copper and plastics. Lead represented approximately 40% of our cost of sales in fiscal year 2011. Lead market prices averaged $0.89 per pound in fiscal year 2009, $0.83 per pound in fiscal year 2010 and $0.98 per pound in fiscal year 2011. Lead traded as high as $1.23 per pound on January 17, 2011. We have lead clauses in many customer contracts which allow us to offset the changes in lead costs through higher / lower revenue—however, generally on a lag basis. In the current fiscal year these lead clauses resulted in sales price increases. Sales price increases are ultimately offset by higher cost lead in direct materials. A significant increase in the price of one or more raw materials, parts or components or the inability to successfully implement price increases / surcharges to mitigate such cost increases in a timely manner, or at all, could have a material adverse effect on our results of operations and cash flows.

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

Market conditions may unfavorably impact the value of pension plan assets and liabilities, which then could require significant additional funding. The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension plans and could significantly impact our results of operations and financial position. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations, which may affect investment returns and which may fall below our projected return rates. A decline in the market value of the pension plan assets will increase the funding requirements under our pension plans if the actual asset returns do not recover these declines in value. In addition, our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. In fiscal years 2011 and 2010 our contributions to our plans were approximately $3,100 and $2,300, respectively. We expect to make required contributions totaling approximately $8,000 to our plans in fiscal year 2012. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension plans. Also, future increases in pension costs as a result of reduced plan assets may not be fully recoverable from our customers and the results of operations and financial position could be negatively affected.

Restrictive loan covenants may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our Credit Facility, the indenture governing our remaining outstanding 2005 Notes and the indenture governing our remaining outstanding 2006 Notes, contain certain covenants that restrict our ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. The Credit Facility and the indentures governing our remaining outstanding 2005 Notes and 2006 Notes restrict, among other things, our ability and the ability of our subsidiaries to:

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

The Credit Facility includes a material adverse change clause which defines an event of default as a material adverse change in our business, assets or prospects. Our lenders could claim a breach under the material adverse change covenant or the cross-default provisions under our Credit Facility under certain circumstances, including, breach of the covenants in the indentures governing our 2005 Notes and 2006 Notes. An interpretation of events as a material adverse change or any breach of the covenants in our Credit Facility or the indentures governing our remaining outstanding 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity.

Any breach of the covenants in our Credit Facility or the indentures governing our remaining outstanding 2005 Notes and 2006 Notes could cause a default under our Credit Facility and other debt (including the 2005 and 2006 Notes), which would restrict our ability to borrow under our Credit Facility, thereby significantly impacting our liquidity. If we incur an event of default under any of these debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to these debt instruments to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under these debt instruments if accelerated upon an event of default. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our Credit Facility or the indentures governing the remaining outstanding 2005 Notes and 2006 Notes, the lenders under our Credit Facility or the holders of the remaining outstanding 2005 Notes and 2006 Notes could institute foreclosure proceedings against the assets securing borrowings under those facilities.

The New York Stock Exchange (the “NYSE”) delisted our Common Stock on December 17, 2010.

Since our 30 day average market capitalization had fallen below $15,000, the NYSE suspended trading of our Common Stock on October 8, 2010. On December 17, 2010, the NYSE filed with the SEC a notification of removal from listing on Form 25 to report that the shares of our Common Stock would no longer be listed on the NYSE as of December 27, 2010. Such development constituted a fundamental change under our convertible notes.

The delisting of our Common Stock and, if we are unable to list the stock on another national securities exchange, could negatively impact us by: (i) reducing the liquidity and market price of our Common Stock;

(ii) reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) resulting in a “fundamental change” as defined in the indentures governing the 2005 Notes and the 2006 Notes which gave the holders of the remaining outstanding 2005 Notes and 2006 Notes the right to require us to repurchase their notes for an amount equal to the principal amount outstanding plus accrued but unpaid interest. Our Common Stock is currently traded on the OTCBB.

Maintaining our manufacturing operations requires significant capital expenditures, and our inability or failure to maintain our operations would have a material adverse impact on our market share and ability to generate revenue.

We had capital expenditures of approximately $7,000 and $15,000 in fiscal years 2011 and 2010, respectively. We expect to spend approximately 2% to 4% of future revenues on capital expenditures in future periods, excluding the construction of any new manufacturing facilities. We may incur significant additional capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we are unable or fail to adequately maintain our manufacturing capacity or quality control processes, we could lose customers and there could be a material adverse impact on our market share and our ability to generate revenue.

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

We have operations in Canada, China, England and Mexico, either directly or through our Chinese majority—owned joint venture. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the Canadian dollar, the British pound and the Chinese Renminbi (“RMB”) or Yuan. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

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

In April and August 2008, pursuant to a Purchase Agreement (the “Murata Purchase Agreement”) dated June 19, 2007 between Murata Manufacturing Co. Ltd. (“Murata Manufacturing”) and C&D, Murata Electronics, North America, Inc. (“Murata Electronics”) as assignee of Murata Manufacturing Co. Ltd. provided to C&D written notices of a claim for indemnification under Article VIII of the Murata Purchase Agreement seeking indemnity and defense relating to patent infringement claims asserted by SynQor Inc. against Murata Electronics, Murata Manufacturing and the former C&D companies now known as Murata Power Solutions, Inc. (“MPS”), and numerous other defendant parties. In these notices Murata Electronics failed to provide any information regarding the claims made against MPS specifically and failed to adequately state a basis for an indemnifiable claim under the Murata Purchase Agreement. In January 2011, Murata Electronics provided a third notice, referencing the prior notices, and now stating that a judgment had been entered against MPS in the amount of approximately $18,000 and that Murata Electronics had incurred legal fees of approximately $2,000, all for which Murata Electronics was seeking indemnification and payment. At this time, the Company is not aware of any information that would indicate its liability for the claimed loss amount, continues to contest the validity of the claim for indemnity and the underlying basis thereof, and is defending such claim accordingly. We do not expect that this claim will have a material adverse effect on our business, financial condition or results of our operations.

Our domestic business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

Currently, approximately 51% of our domestic workforce is unionized, and we engage in collective bargaining negotiations with the unions that represent them. Collective bargaining agreements are subject to renewal during the next two fiscal years. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

As a public company, we comply with the Sarbanes-Oxley Act and other rules and regulations that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act which requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. As a public reporting company, we are required, among other things, to maintain a system of effective internal control over financial reporting suitable to prepare our publicly reported financial statements in a timely and accurate manner, and also to evaluate and report on such system of internal control.

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

While we remediated this material weakness during fiscal year 2010, there can be no assurance that a material weakness will not be identified in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Set forth below is certain information, as of March 31, 2011, with respect to our principal properties.

Location	Square Footage	Products Manufactured at or Use of Facility
United States Properties:
Milwaukee, Wisconsin (1)	370,000	Small standby power batteries
Attica, Indiana (1)	295,000	Large standby power batteries
Leola, Pennsylvania (1)	240,000	Small standby power batteries, Round Cell and battery R&D laboratory
Dunlap, Tennessee (2)	72,000	Electronics products and electronics R&D laboratory
Blue Bell, Pennsylvania (2)	12,000	Corporate headquarters

International Properties:
Shanghai, China (3)	327,000	Small standby power batteries
Reynosa, Mexico (1)	240,000	Large standby power batteries
Romsey, United Kingdom (2)	21,000	Distribution center
Mississauga, Canada (2)	20,000	Sales office and distribution center

(1)	Property is owned by C&D.
(2)	Property is leased by C&D.
(3)	Building is owned by a joint venture, of which the Company owns 67%; however, the land is leased under a 50-year agreement, of which 46 years remain.

Item 3.	Legal Proceedings

We are involved in ordinary, routine litigation incidental to the conduct of our business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business—Environmental Regulations for a description of certain legal proceedings in which we are involved.

In April and August 2008, pursuant to the Murata Purchase Agreement, Murata Electronics, as assignee of Murata Manufacturing Co. Ltd.) provided to C&D written notices of a claim for indemnification under Article VIII of the Murata Purchase Agreement seeking indemnity and defense relating to patent infringement claims asserted by SynQor Inc. against Murata Electronics, Murata Manufacturing and the former C&D companies now known as MPS, and numerous other defendant parties. In these notices Murata Electronics failed to provide any information regarding the claims made against MPS specifically and failed to adequately state a basis for an indemnifiable claim under the Murata Purchase Agreement. In January 2011, Murata Electronics provided a third notice, referencing the prior notices, and now stating that a judgment had been entered against MPS in the amount of approximately $18,000 and that Murata Electronics had incurred legal fees of approximately $2,000, all for which Murata Electronics was seeking indemnification and payment. At this time, the Company is not aware of any information that would indicate its liability for the claimed loss amount, continues to contest the validity of the claim for indemnity and the underlying basis thereof, and is defending such claim accordingly. We do not expect that this claim will have a material adverse effect on our business, financial condition or results of our operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is currently traded on the Over The Counter (“OTC”) market under the symbol CHHPD. There were 44 registered record holders of our Common Stock on March 31, 2011.

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 75,000,000 to 600,000,000 and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding.

On December 23, 2010, we announced that C&D had completed (the “Exchange Offer”) our outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for Common Stock, on the terms and subject to the conditions in the Company’s effective registration statement on Form S-4 (File No. 333-170056) (as amended, the “Registration Statement”) under the Securities Act.

Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock (as adjusted for the reverse stock split described herein). In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split described herein).

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that our Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) decrease the number of authorized shares of our Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of our stock-related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented was initially adjusted to reflect the forward stock split and has since been adjusted to reflect the reverse stock split.

The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the New York Stock Exchange or the OTC for the periods indicated, as adjusted for the 1.37335-for-1 forward stock split of our Common Stock on December 21, 2010 and the 1-for-35 reverse stock split on our Common Stock that was completed on March 14, 2011:

	Years Ended January 31,
	2011		2010
Fiscal Quarter	High	Low	High	Low
First Quarter	$49.70	$36.95	$74.16	$27.78
Second Quarter	37.72	21.66	61.93	37.46
Third Quarter	21.41	2.55	63.71	46.38
Fourth Quarter	7.14	3.06	49.19	33.39

Dividends. For the fiscal years ended January 31, 2011 and 2010, we did not declare or pay any dividends.

Our loan agreements permit dividends to be paid on our Common Stock, up to $1,750 in any one calendar year, subject to certain restrictions, including having excess availability of at least $30,000 for each of the thirty consecutive days immediately prior to the date of the dividend. Subject to those restrictions and the provisions of Delaware law, future dividends will depend on our earnings, financial condition and other factors. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.)

On February 22, 2000, our Board of Directors declared a dividend of one Common Stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between us and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among us, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York Mellon (formerly Bank of New York) as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. On February 26, 2010 an amendment was signed between us and Bank of New York Mellon (formerly Bank of New York) revising the final expiration date to March 2, 2010 as well as changing the purchase price of the rights (see the Company’s Forms 8-K and 8-A/A filed with the SEC on March 1, 2010 for additional information). Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from us one one-hundredth of a share of Common Stock at a purchase price of $509.70 per one one-hundredth of a share (as adjusted for the forward and reverse stock splits described elsewhere), subject to adjustment, as stated in the Rights Agreement, as amended. Upon the occurrence of certain events involving a hostile takeover of us, unless our Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our Common Stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of Common Stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the three months ended January 31, 2011.

Stock Price Performance Graph

The following graph compares on a cumulative basis the yearly percentage change (calculated on a fiscal year basis), assuming quarterly dividend reinvestment over the last five fiscal years, in the total stockholder return on the Common Stock, with the total return on the New York Stock Exchange Market Value Index (the “NYSE Market Value Index”), a broad equity market index, and the total return of a selected peer group index (the “SIC Code Peer Group Index”). The SIC Code Peer Group is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Supplies” and is comprised of all publicly traded companies having the same three-digit SIC Code (369) as C&D. The price of each unit has been set at $100 on January 31, 2006 for the purpose of preparation of the graph.

Comparison of Five-Year Cumulative Total Return

For the year ended January 31,

Among C&D Technologies, Inc., NYSE Market Value

Index and SIC Code Peer Group Index

Fiscal Year	C&D	NYSE	Peer Group
2006	100.00	100.00	100.00
2007	65.17	116.69	107.96
2008	71.45	117.57	106.26
2009	35.96	68.81	52.16
2010	17.86	93.66	74.43
2011	3.96	113.30	81.01

Item 6.	Selected Financial Data

The following selected historical financial data for the periods indicated have been derived from our audited amended consolidated financial statements giving effect for discontinued operations.

STATEMENT OF OPERATIONS DATA

(In thousands, except share and per share data)

Fiscal(1)	2011(2)	2010	2009(3)	2008(4)	2007(5)
NET SALES	$354,831	$335,709	$365,540	$346,073	$287,241

COST OF SALES	305,812	298,175	319,038	310,089	249,385

GROSS PROFIT	49,019	37,534	46,502	35,984	37,856

OPERATING EXPENSES:
Selling, general and administrative expenses	37,378	41,045	40,281	35,576	33,228
Research and development expenses	6,487	7,555	6,940	6,433	6,232
Goodwill impairment	59,978	—	—	—	—
Restructuring charges	2,283	—	1,334	—	—
Gain on sale of Shanghai, China plant	—	—	—	(15,162)	—

OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS	(57,107)	(11,066)	(2,053)	9,137	(1,604)

Interest expense, net	14,708	12,207	11,729	10,828	13,525
Other (income) expense, net	8,999	284	1,675	(921)	1,393
Gain on debt for equity exchange	(12,050)	—	—	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(68,764)	(23,557)	(15,457)	(770)	(16,522)
(Benefit) provision for income taxes from continuing operations	(13,207)	2,223	1,993	1,063	919

LOSS FROM CONTINUING OPERATIONS	(55,557)	(25,780)	(17,450)	(1,833)	(17,441)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(16,353)	(28,827)

NET LOSS	(55,557)	(25,780)	(17,450)	(18,186)	(46,268)
Net (loss) income attributable to noncontrolling interest	589	(242)	(565)	2,931	(1,273)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	(56,146)	(25,538)	(16,885)	(21,117)	(44,995)

Loss per share
Basic:(6)
Net loss from continuing operations attributable to C&D TECHNOLOGIES, INC.	$(21.79)	$(24.75)	$(16.65)	$(4.73)	$(16.10)

Net loss from discontinued operations attributable to C&D TECHNOLOGIES, INC.	$—	$—	$—	$(16.23)	$(28.71)

Net loss attributable to C&D TECHNOLOGIES, INC.	$(21.79)	$(24.75)	$(16.65)	$(20.96)	$(44.81)

Diluted(7)
Net loss from continuing operations attributable to C&D TECHNOLOGIES, INC.	$(21.81)	$(24.78)	$(16.90)	$(4.73)	$(16.10)

Net loss from discontinued operations attributable to C&D TECHNOLOGIES, INC.	$—	$—	$—	$(16.23)	$(28.71)

Net loss attributable to C&D TECHNOLOGIES, INC.	$(21.81)	$(24.78)	$(16.90)	$(20.96)	$(44.81)

Dividends per common share	$—	$—	$—	$—	$0.00054

BALANCE SHEET DATA
Total assets(8)	$251,293	$302,742	$287,253	$322,409	$417,702
Short-term debt	2,596	8,777	5,881	5,568	1,286
Long-term debt(8)	32,934	133,106	110,975	110,255	132,327
Equity	93,532	42,470	64,903	99,255	124,526

(1)	The Power Electronics Division and certain assets of the Motive Division were sold during the fiscal year 2008 and as a result the results of those divisions have been classified Discontinued Operations for all periods. Prior years have been adjusted to reflect updated presentation requirements for non-controlling interests.
(2)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2011: goodwill impairment of $59,978 less a tax benefit of $14,245 and restructuring costs relating to the reduction of operations at the Leola plant of $2,283. Other expense includes $6,609 of direct and indirect costs related to the Exchange Offer including $1,359 of accelerated stock compensation expenses and director fees, $4,987 of legal and other related costs and a $1,910 loss on the termination of debt of the Ableco, L.L.C. $20,000 term loan, including the $800 termination fee partially offset by a $1,647 gain on the termination of the supplemental retirement plan. Other expense also includes additional environmental costs of approximately $1,500 and $900 of other costs.
(3)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2009: Cost of Sales includes non-cash fixed asset impairment and environmental charges totaling $1,222 and $821, respectively related to our idle plant in Conyers, GA.
(4)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2008: Cost of Sales includes $2,991 of costs associated with the closure of our Conyers, Georgia manufacturing facility and there is a $15,162 gain on the sale of our old Shanghai, China manufacturing facility included with operating expenses.
(5)	The following charges are included in the Statement of Operations for the fiscal year ended January 31, 2007: Cost of Sales includes non-cash fixed asset impairment charges totaling $985 and $763 relating to environmental clean up charges in our Standby Power Division. Loss from Discontinued Operations includes a non-cash goodwill impairment charge of $13,947, relating to the Power Electronics Division.
(6)	Based on 2,577,155, 1,031,943, 1,014,002, 1,006,915 and 1,004,133 weighted average shares outstanding—basic, for fiscal years 2011, 2010, 2009, 2008 and 2007, respectively (as adjusted for the forward and reverse stock splits described herein).
(7)	Based on 2,582,390, 1,035,875, 1,017,713, 1,006,915 and 1,004,133 weighted average shares outstanding—diluted, for fiscal years 2011, 2010, 2009, 2008 and 2007, respectively (as adjusted for the forward and reverse stock splits described herein).
(8)	Total assets and long-term debt for fiscal years 2010, 2009, 2008 and 2007 have been adjusted to reclassify unamortized debt costs as an asset rather than presenting as a reduction of long-term debt as previously presented. As a result, total assets and long-term debt have been increased by $2,015, $3,338, $4,852 and $5,715 for fiscal years 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in this Item 7 are in thousands, except per share amounts and per pound lead amounts.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended January 31, 2011, 2010 and 2009 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Report on Form 10-K.

Overview

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 75,000,000 to 600,000,000 and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding.

On December 23, 2010, we announced that C&D had completed its offers to exchange (the “Exchange Offer”) our outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible

Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for Common Stock, on the terms and subject to the conditions in the Company’s effective registration statement on Form S-4 (File No. 333-170056) (as amended, the “Registration Statement”) under the Securities Act.

Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock. In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock.

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that our Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) to decrease the number of authorized shares of our Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented was initially adjusted retrospectively to reflect the forward stock split and has since been adjusted retrospectively to reflect the reverse stock split.

Raw Material Pricing and Productivity

During fiscal year 2011, we experienced decreased demand for products sold domestically and increased demand internationally. Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, have changed significantly from an annual average of $0.89 per pound in 2009 to $0.83 per pound in 2010 to $0.98 per pound in 2011. We have implemented a series of selling price increases/decreases and a surcharge mechanism for some of our customers based upon lead prices at certain periods. Based upon our contractual pricing mechanisms and business practices, we currently estimate that there is a lag of up to six months before we fully recover pricing / lower direct material costs from these activities. Accordingly, in a period of rising lead costs we would expect our gross margins and results to be adversely impacted.

Lead, steel, copper, plastics and electronic components are the major raw materials used in the manufacture of our industrial batteries and electronics products and, accordingly, represent a significant portion of our materials costs. During fiscal years 2011, 2010 and 2009, the average London Metals Exchange (“LME”) price per pound of lead was as follows:

Fiscal Year	2011	2010	2009
Average annual LME price per pound of lead	$0.98	$0.83	$0.89
Lowest average monthly LME price per pound of lead	$0.71	$0.50	$0.44
Highest average monthly LME price per pound of lead	$1.23	$1.07	$1.36

Lead represented approximately 40% of our cost of goods sold for fiscal year 2011, fiscal year 2010 and fiscal year 2009. Lead traded as high as $1.23 per pound on January 17, 2011. The changes in lead market price have negatively impacted our financial results in recent periods. We historically have not been able to fully offset the effects of higher costs of raw materials through price increases to customers or by way of productivity improvements. Based upon our current revenue stream we estimate that a variation of $0.01 per pound of lead changes materials costs by approximately $1,000.

Inflation

The cost to us of manufacturing materials and labor and most other operating costs are affected by inflationary pressures. Most of our raw materials prices, steel, copper and resins, as well as fuel costs, continued to rise in fiscal year 2011. We generally have not been able to fully and timely offset these higher prices through our pricing actions.

We believe that, over recent years, we have been able to partially offset inflationary cost increases on certain items by:

•	effective raw materials purchasing programs;

•	increases in labor productivity;

•	improvements in overall manufacturing efficiencies; and

•	selective price increases of our products.

Results of Operations

The following table sets forth selected items in our consolidated statements of operations as a percentage of sales for the periods indicated.

Fiscal	2011	2010	2009
NET SALES	100.0%	100.0%	100.0%

COST OF SALES	86.2%	88.8%	87.3%

GROSS PROFIT	13.8%	11.2%	12.7%

OPERATING EXPENSES:
Selling, general and administrative expenses	10.5%	12.2%	11.0%
Research and development expenses	1.8%	2.3%	1.9%
Goodwill impairment	16.9%	0.0%	0.0%
Restructuring charges	0.6%	0.0%	0.4%

OPERATING LOSS FROM OPERATIONS	(16.0)%	(3.3)%	(0.6)%

Interest expense, net	4.1%	3.6%	3.2%
Other expense, net	2.5%	0.1%	0.5%
Gain on debt for equity exchange	(3.4)%	0.0%	0.0%

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(19.2)%	(7.0)%	(4.3)%
Provision for income taxes from continuing operations	(3.7)%	0.7%	0.5%

NET LOSS	(15.5)%	(7.7)%	(4.8)%

Net (loss) income attributable to noncontrolling interest	0.2%	(0.1)%	(0.2)%

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	(15.7)%	(7.6)%	(4.6)%

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

Revenue Recognition

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. While returns have historically been minimal and within the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Periodically, we enter into prepayment contracts with various customers and receive advance payments for product to be delivered in future periods. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by us for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when we believe the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventory

Inventories are stated at the lower of cost or market. We adjust the value of our obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Market value for raw materials is based on replacement cost and for work-in-process and finished goods on net realizable value.

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

Impairment of Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is subject to impairment tests. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. Indicators of potential impairment might include a decline of quoted market prices of our stock in active markets and/or continuing operating losses. We determine the fair value of our reporting units using a combination of financial projections and discounted cash flow techniques adjusted for risk characteristics, also giving consideration to our overall market capitalization. The fair value of the reporting units is compared to the carrying value of the reporting units to determine if an impairment loss should be calculated. If the book value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The impairment loss is calculated by comparing the implied fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recorded.

Our implied fair value of goodwill is dependent upon significant judgments and estimates of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate at the date of evaluation. The financial and credit market volatility directly impacts the fair value measurement through the weighted average cost of capital that we use to determine the discount rate and through the stock price that is used to determine market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Common Stock over a 30-day period before assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. Market capitalization subsequent to the assessment date is also considered.

We perform the annual goodwill test in the fourth quarter of the fiscal year for the Company’s one reporting unit. Given the recent decrease in market capitalization and continuing operating losses, we tested for impairment on July 31, 2010. As a result, we first completed an assessment of our long-lived assets within the various asset groupings and determined there were no impairments.

We assessed the carrying value of our goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of the reporting unit to our carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, we recorded a non-cash pre-tax impairment charge of $59,978 representing the full value of goodwill. As discussed in Note 8 to the audited consolidated financial statements, Income Taxes, as a result of the impairment charge we no longer have a deferred tax liability related to an indefinite lived intangible. As such, for the fiscal year ended January 31, 2011, we recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability. As a result the goodwill impairment recorded, net of tax benefits for the fiscal year ended January 31, 2011 was $45,733.

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

Fiscal Year 2011 Compared to Fiscal Year 2010

Operations

Net sales for fiscal year 2011 increased $19,122 or 5.7% to $354,831 from $335,709 in fiscal year 2010 This increase resulted due to a combination of lead pricing recovery, specific pricing actions and growth in the Company’s Asian business partially offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American UPS markets. LME lead prices increased from an average of $0.83 per pound in fiscal year 2010 to $0.98 per pound in fiscal year 2011.

Gross profit for fiscal year 2011 increased $11,485 or 30.6% to $49,019 from $37,534. Margins increased to 13.8% from 11.2% in fiscal year 2010. Gross margin has improved over the prior year primarily due to product and customer mix improvements, cost reductions initiatives and increased pricing focus. In the prior fiscal year, lead prices increased at a rapid rate, impeding the Company’s ability to recover such price increases from its customers in a timely manner. The Company’s ability to increase price is often determined contractually. In the current year, lead prices were overall less volatile as compared to the prior fiscal year, resulting in improved lead price recovery. Further, the Company experienced a temporary employee disruption at its Shanghai, China facility for a period of approximately three weeks during the second quarter of fiscal year 2011, which negatively impacted gross profit.

Selling, general and administrative expenses for fiscal year 2011 decreased $3,667 or 8.9% to $37,378 from $41,045. This decrease was primarily due to lower salaries and fringes of approximately $1,000 due to lower headcount, lower selling costs of $1,200 and lower general and administrative costs of $2,000 related to reduced discretionary spending on items such as professional fees and travel partially offset by higher warranty expenses of $620.

Research and development expenses for fiscal year 2011 decreased $1,068 or 14.1% to $6,487 from $7,555 in fiscal year 2010. Expenses were higher in fiscal year 2010 due to higher costs supporting investments in new technologies and China growth initiatives. In addition, R&D personnel in fiscal year 2011 spent additional time on projects reimbursable under our government projects. As a percentage of sales, research and development expense was 1.8% in fiscal year 2011 as compared to 2.3% in fiscal year 2010.

Goodwill impairment charges were $59,978 for the fiscal year ended January 31, 2011, as compared to $0 for the fiscal year ended January 31, 2010. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given decreases in market capitalization and continuing operating losses, the Company tested for impairment on an interim basis of July 31, 2010. The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill in the second quarter of fiscal year 2011. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the fiscal year ended January 31, 2011, we recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Restructuring charges incurred during the fiscal year ended January 31, 2011 include $434 in severance costs, $1,523 in fixed asset impairment charges and $326 in other costs. Additional closure costs of approximately $300 related to move costs and additional severance are expected to be recorded over the next twelve months.

We had a loss from operations in fiscal year 2011 of $57,107 as compared to $11,066 in fiscal year 2010. This change was due to a number of factors summarized in the accompanying table, including a non-recurring charge for goodwill impairment of $59,978.

Analysis of Change in Operating Income from continuing operations for fiscal year 2011 vs. fiscal year 2010

Fiscal Year 2011 vs. 2010
Operating loss—fiscal 2010	$(11,066)
Lead—increased costs, net	(18,114)
Pricing/Volume/Mix	32,395
Goodwill impairment	(59,978)
Restructuring costs—Fiscal 2011 Leola	(2,283)
Increase in warranty expense	(620)
Pension costs	(395)
Decrease in research and development costs	1,068
Decrease in selling, general and administrative costs	4,287
Other	(2,401)

Operating loss—fiscal 2011	$(57,107)

Interest expense net for fiscal year 2011 increased $2,501 or 20.5% to $14,708 from $12,207 in fiscal year 2010. The higher interest costs principally relate to borrowings under the second lien term loan refinancing which was completed in April 2010 that bears interest at a rate of 14.25%.

Other expense was $8,999 in fiscal year 2011 compared to $284 in fiscal year 2010. The increase in expense was primarily due to costs and charges related to the Exchange Offer. Expenses from the Exchange Offer were approximately $6,600, $1,359 of which was due to the acceleration of vesting on stock compensation and director fees, $4,987 which was due to legal fees and other professional fees not capitalizable as part of the exchange transaction and a loss on the termination of debt of $1,910 for the Ableco, L.L.C. $20,000 term loan of which $800 was an early termination fee partially offset by a $1,647 gain on the termination of the supplemental retirement plan.

In accordance with accounting literature related to debt for equity exchanges encompassed in Accounting Standards Codification (the “ASC”) 470-20, Debt with Conversion and Other Features, and 470-60, Debt—Troubled Debt Restructuring by Debtors, we recorded a net gain of $12,050 in connection with the Exchange Offer in December 2010. This gain was calculated taking into account (i) the difference between the carrying value of the approximately 97.62% of our outstanding 5.50% Convertible Senior Notes due 2026 and approximately 98.91% of our 5.25% Convertible Senior Notes due 2025 including accrued interest, adjusted for unamortized debt issuance costs, unamortized debt discount and the estimated fair market value of the Common Stock issued in the exchange as well as (ii) the estimated fair value of the liability and equity components of the notes at the time of the exchange.

Income tax benefit of $13,207 was recorded in fiscal year 2011, compared to income tax expense of $2,223 in fiscal year 2010. Tax expense for fiscal year 2010 was primarily due to non-cash deferred tax expense related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized. The tax benefit for fiscal year 2011 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the fiscal year ended January 31, 2011, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2011, the joint venture had income attributable to the noncontrolling interest of $589 compared to a loss of $242 in fiscal year 2010. This is due to improved results of our China operations.

As a result of the above, net loss attributable to C&D Technologies, Inc. of $56,146 was recorded compared to $25,538 in the prior year. On a per share basis (as adjusted for the forward and reverse stock splits described elsewhere), the net loss was $21.79 basic and $21.81 diluted in fiscal year 2011 compared to $24.75 basic and $24.78 diluted in fiscal year 2010.

Other Comprehensive Loss

Other comprehensive loss attributable to C&D Technologies, Inc. increased from $23,461 in fiscal year 2010 to $54,035 in fiscal year 2011. This increase was due to a significant increase in the net loss in fiscal year 2011 of $55,557 compared to $25,780 in the prior year. The loss was higher as a result of the write off of goodwill which was $45,733 net of the tax benefit of $14,245 recorded, an unrealized gain on derivative instruments of $803 in fiscal year 2011 as compared to $2,334 in fiscal year 2010 and an increase in the pension liability adjustment to $1,447 in fiscal year 2011 compared to $498 in fiscal year 2010. The loss was partially offset by a change in currency translation adjustments from a gain of $258 in fiscal year 2010 to $1,194 in fiscal year 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

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

Gross profit for fiscal year 2010 decreased $8,968 or 19.3% to $37,534 from $46,502. Margins decreased to 11.2% from 12.7% in fiscal year 2009. The decrease from the prior year was principally impacted by loss of benefits from tolling / LME pricing spread and overall market pricing competitiveness offset by a reduction in commodity hedge losses. Lead prices traded on the LME have continued to be volatile having traded as high as $1.18 per pound on January 7, 2010 and as low as $0.45 per pound on February 24, 2009. Higher pension and other fringe benefit costs also negatively impacted margin performance. These negative impacts on gross margin were partially offset by the positive impact of cost reduction actions announced in February 2009.

Selling, general and administrative expenses for fiscal year 2010 increased $764 or 1.9% to $41,045 from $40,281. This increase was primarily due to higher overall selling costs of approximately $800.

Research and development expenses for fiscal year 2010 increased $615 or 8.9% to $7,555 from $6,940 due to higher costs supporting investment in new technologies and China growth initiatives. As a percentage of sales, research and development expenses were 2.3% and 1.9% in fiscal year 2010 and fiscal year 2009, respectively.

We recorded a restructuring charge of $1,334 in fiscal year 2009 compared to $0 in fiscal year 2010.

We had an operating loss from continuing operations in fiscal year 2010 of $11,066 as compared to $2,053 in fiscal year 2009. This change was due to a number of factors summarized in the accompanying table.

Analysis of Change in Operating Loss from continuing operations for fiscal year 2010 vs. fiscal year 2009

Fiscal Year 2010 vs. 2009
Operating loss—fiscal 2009	$(2,053)
Lead—decreased costs, net	18,533
Pricing/Volume/Mix	(27,005)
Restructuring costs Fiscal 2009	1,334
Pension costs	(2,830)
Impairment and other charges related to Conyers, Georgia facility Fiscal 2009	2,043
Other, including cost reduction programs	(1,088)

Operating loss—fiscal 2010	$(11,066)

Interest expense net for fiscal year 2010 increased $478 or 4.1% to $12,207 from $11,729 in fiscal year 2009, primarily due to a $406 increase for non-cash amortization of debt discount on the 2005 Notes.

Other expense was $284 in fiscal year 2010 compared to $1,675 in fiscal year 2009. The decrease in expense was primarily due to foreign currency losses in fiscal year 2009 of $1,128 compared to gains of $13 in fiscal year 2010. These exchange gains and losses are principally related to movements in the Canadian dollar, Mexican peso and British pound.

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

Non-controlling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In fiscal year 2010, the joint venture had a non-controlling interest loss of $242 compared to $565 in fiscal year 2009 reflecting improved operating performance of the Company’s China operations primarily due to increasing sales volume.

As a result of the above, a net loss attributable to C&D Technologies, Inc. of $25,538 was recorded compared to $16,885 in the prior year. On a per share basis (as adjusted for the forward and reverse stock splits described elsewhere), the net loss was $24.75 basic and $24.78 diluted in fiscal year 2010 compared to $16.65 basic and $16.90 diluted in fiscal year 2009.

Other Comprehensive Loss

Other comprehensive loss attributable to C&D Technologies, Inc. decreased to $23,461 in fiscal year 2010 from $38,348 in fiscal year 2009. This decrease was due to a significant decrease in the minimum pension liability adjustment, which decreased to $498 in fiscal year 2010 as compared to $23,095 in fiscal year 2009. This was partially offset by an increase in the net loss from $17,450 in fiscal year 2009 to $25,780, in fiscal year 2010, an unrealized gain on derivative instruments of $2,334 in fiscal year 2010 as compared to $1,451 in fiscal year 2009 and a change in the currency translation adjustments from a gain of $779 in fiscal year 2009 to $258 in fiscal year 2010. The change in the minimum pension liability adjustment was the result of a decrease in our pension plan assets due to the significant losses in the overall stock market during fiscal year 2009.

Future Outlook

We consider the following, among other matters, to be key elements of focus for our underlying business plans and strategies for fiscal year 2012. Any failures in effectively implementing these strategies and actions would impact our performance and results of operations.

Lead and Commodity Costs and Pricing

Over the last three fiscal years, the costs of our raw materials, of which lead is our primary material, has changed significantly from an annual average of $0.89 cents per pound in 2009 then down to $0.83 cents per pound in 2010 and back up to $0.98 cents per pound in 2011. One of the most important initiatives that we have implemented has been our effort to drive pricing in our core standby power battery business. Previously, we had announced several general price increases, and, in addition to these base-price increases, introduced a lead surcharge mechanism to more directly tie product pricing to the cost of lead. As a result of these efforts, we believe there has been more rational pricing in the marketplace although there is still a lag between when contractual prices change to reflect actual market prices for lead. In addition, we utilize a number of mechanisms to manage the impact of changing lead costs, including contractual arrangements with our customers, longer term supply agreements with our lead suppliers, hedging programs and the use of tolling or recycling of lead with third party providers.

Manufacturing Moves

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Restructuring charges incurred during the fiscal year ended January 31, 2011 include $434 in severance costs, $1,523 in fixed asset impairment charges and $326 in other costs. Additional closure costs of approximately $300 related to move costs and additional severance are expected to be recorded over the next twelve months.

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

Liquidity and Capital Resources

Overview

On December 23, 2010, the Company completed a debt for equity exchange whereby we converted approximately $125,000 of debt into shares of common stock. The substantial reduction of the convertible debt will result in a reduction of approximately $7,000 in interest expense in fiscal year 2012 compared to fiscal year 2011 ($3,400 reduction in cash paid for interest compared to fiscal year 2011 as only one semi-annual interest payment was made in cash while the other converted into shares of common stock). In connection with the share issuance in the debt for equity exchange, we incurred approximately $7,900 of transaction costs, of which approximately $5,000 is included in Other expense and approximately $2,900 were charged to APIC in the Company’s financial statements.

We have incurred significant net losses from continuing operations in the recent past, and such losses may continue in the future. Our net losses attributable to C&D Technologies, Inc. were $56,146, $25,538 and $16,885 for the fiscal years ending 2011, 2010 and 2009, respectively. Further, as of January 31, 2011, we have approximately $55,000 of debt related to our Credit Facility, the remaining outstanding 2005 Notes and 2006 Notes and China line of credit. In the event we require additional capital in the future, due to continued losses in the future at unanticipated levels, debt maturities, or otherwise, individually or in combination, such capital may not be available on satisfactory terms, or available at all. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the stabilization of lead prices, future demand from customers, continued and sufficient availability of credit from our trade vendor and the ability to re-finance or obtain debt in the future.

Our liquidity is primarily determined by our availability under the Credit Facility, our unrestricted cash balances and cash flows from operations. If our cash requirements exceed the cash provided by our operating activities, then we would look to our unrestricted cash balances and the availability under our Credit Facility to satisfy those needs. While we believe our liquidity will be sufficient to meet our ongoing cash needs to fund operations, capital expenditures and debt service for at least the next twelve months, there can be no assurance given in this regard. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the stability of lead prices, future demand from customers, continued and sufficient availability of credit from our trade vendors and the continued availability under our Credit Facility. To the extent unforeseen events occur or operating results are below forecast we believe we can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary. We estimate capital spending for fiscal year 2012 of approximately $12,000, including funding for new product technologies and cost reduction opportunities.

Credit Facility

At January 31, 2011, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until December 22, 2013 (as adjusted by the third amendment to the Credit Agreement described below) with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.50% to 3.00% (as adjusted by the third amendment to the Credit Agreement described below) or Prime plus 1.00% to 1.50% (as adjusted by the third amendment to the Credit Agreement described below) with the rate premium based on the amount outstanding and quarterly average excess availability. As of January 31, 2011, the maximum availability calculated under the borrowing base was $74,625 of which $44,495 was funded under the revolving line of credit portion of the Credit Facility and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes. The Company paid $630 of acquisition fees in the current fiscal year related to amending the credit facility. These fees have been capitalized and are being amortized over the life of the line of credit.

In April 2010, we completed an Amended and Restated Credit Facility Agreement (the “Credit Agreement”). Also, in April 2010, we completed an amendment to the Credit Agreement. The Amendment provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of certain of its subsidiaries, as the guarantor, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on December 22, 2013. The term loan tranche bears interest at the rate of 11.0 percent (as adjusted by the third amendment to the Credit Agreement) plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. Proceeds from the term loan tranche will be utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

The Credit Agreement, as amended, continues to require us to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $7,500 prior to August 1, 2011 adjusting to $10,000 thereafter.

In December 2010, the Company completed two further amendments to the Credit Agreement. These amendments adjusted the interest rates on the facility adjusting the rate on the Credit Facility and term loan tranches to the rates described above, removed the EBITDA covenant requirements from the agreement, and revised the availability block to $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. In addition, the maturity date of the Credit Facility and related term loan tranche were extended to December 22, 2013.

On December 14, 2010, the original term loan lender, Ableco, L.L.C. assigned all of its rights and obligations under the Loan agreement in respect to the $20,000 term loan tranche to Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P., a related party of C&D Technology, Inc. As a result of this assignment, we recorded a loss on the termination of debt of $1,910 for the Ableco, L.L.C. $20,000 term loan of which $800 was an early termination fee.

As of January 31, 2011 and 2010, we were in compliance with our financial covenants. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

The Credit Agreement includes a material adverse change clause which defines an event of default as a material adverse change in the business, assets or prospects. Our lenders could claim a breach under the material adverse change covenant or the cross-default provisions under the Credit Agreement under certain circumstances. An interpretation of events as a material adverse change or any breach of the covenants in the Credit Agreement or the indentures governing the remaining outstanding 2005 Notes and 2006 Notes could cause a default under the Credit Agreement and other debt (including remaining principal outstanding on the 2005 Notes and 2006 Notes), which would restrict our ability to borrow under the Credit Agreement, thereby significantly impacting liquidity.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China (the “China Line of Credit”). Under the terms of the China Line of Credit, the Company may borrow up to 60,000 RMB (approximately $8,790 US Dollars at January 31, 2010)

with an interest rate of 5.73%. This credit line was established to provide the plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. As of January 31, 2010, $8,644 was funded under this facility. This credit facility matured in May 2010.

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82,000 RMB (approximately $12,415 US Dollars at January 31, 2011) from a local Chinese bank (the “Chinese LOC”), of which 59,000 RMB (approximately $8,933 US Dollars at January 31, 2011) was funded as of January 31, 2011. The Chinese LOC replaces the previous China Line of Credit, discussed above, which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59,000 RMB as of January 31, 2011 have scheduled maturities of various amounts over the term of the loan with the final payment due in May 2015. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. The incremental borrowings of approximately 23,000 RMB (approximately $3,482 US Dollars at January 31, 2011) as of January 31, 2011, when and if funded in the future, are expected to be used to support capital investments in China.

Forward Stock Split

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 75,000,000 to 600,000,000, and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the forward stock split.

Financial Restructuring and Liquidity

Background:

During the period from 2003 to 2005, in an effort to diversify into other businesses, we created a Power Electronics Division, comprising AC/DC and DC/DC power supplies used in advanced computing and routing systems. This new division of ours was created through a series of acquisitions, including Datel, Inc., a design, manufacturing, and distribution company located near Boston, Massachusetts, Celab Ltd., which designed and manufactured largely military electronic power supplies, and Celestica Power Systems, a carve-out from Celestica Corp. which designed and sold power supplies for mass market OEM applications. These acquisitions were completed by 2005 and were subsequently integrated into a stand-alone division of ours called the Power Electronics Division. Our legacy business, comprising the entire industrial battery infrastructure, was then named the Standby Power Division which also included with it the Motive Power Business.

The acquisitions comprising the Power Electronics Division were financed initially with proceeds from a senior secured credit facility. To repay outstanding borrowings under that Credit Facility, we ultimately issued two separate series of convertible notes in 2005 and 2006 in the aggregate principal amount of $129,500.

In 2007, the decision was made to re-focus the business once again on the Standby Power market. This decision was made in light of increasing competitive pressures in the global power supply markets and an increase in the cost of lead for industrial batteries throughout the world. These developments needed to be addressed both through continued investments, with power electronics requiring greater scale and lower-cost manufacturing, and the industrial battery product lines requiring accelerated redesigns and manufacturing upgrades for improved materials efficiencies and productivity. Given existing financial leverage, it was concluded that the best strategy was to focus on one business to help achieve success, that of the Standby Power Division comprising our industrial battery legacy business.

In August 2007, we completed the sale of our Power Electronics Division to Murata Manufacturing Co. Ltd. of Japan. This sale returned us to a focus on industrial batteries. In October 2007, we also announced the sale of certain assets of our Motive Power Business, a business that had deteriorated over time to become unprofitable. Rather than expending resources to improve a business with a low market share, we elected instead to exit the Motive Power Business and focus all of our resources on the Standby Power business where we had maintained a market leading share, a strong brand and competitive technology base. In addition, our Chinese joint venture provided a platform for accelerated future growth in this rapidly developing region of the world.

Despite the decision to refocus on the Standby Power business, liquidity challenges arose as a result of the debt incurred in order to fund previous acquisitions exceeding the cash received from their sale, which was further strained by highly unpredictable and volatile raw materials (primarily lead) costs, and later weakness in demand associated with the global economic slowdown.

Convertible Senior Notes

2005 Notes

On November 21, 2005, we sold $75,000 aggregate principal amount of the 2005 Notes. The 2005 Notes are convertible into shares of our Common Stock at an initial conversion price of approximately $215.86 per share (as adjusted for the forward and reverse stock splits described herein). A holder of the 2005 Notes may require us to repurchase some or all of such holder’s 2005 Notes for cash upon the occurrence of a “fundamental change” (as such term is defined in the indenture governing the 2005 Notes) and on each of November 1, 2012, 2015 and 2020. All of the approximately $72,300 of net proceeds of the offering were used to repay outstanding borrowings under our then existing senior secured credit facility.

2006 Notes

On November 22, 2006, we sold $54,500 aggregate principal amount of the 2006 Notes. The 2006 Notes are convertible into shares of our Common Stock under certain circumstances at an initial conversion price of approximately $123.35 per share (as adjusted for the forward and reverse stock splits described herein). A holder of the 2006 Notes may require us to repurchase some or all of the holder’s 2006 Notes for cash upon the occurrence of a “fundamental change” (as such term is defined in the indenture governing the 2006 Notes) and on each of November 15, 2011, 2016 and 2021. Nearly all of the approximately $51,700 of net proceeds of the offering were used to repay the Company’s $50,000 secured term loan.

Put Rights and Fundamental Change Provisions

The 2005 Notes and the 2006 Notes had provisions whereby the holders of such notes could have required us to pay the following principal payments: $52,000 on November 1, 2011, with respect to the 2006 Notes, and $75,000 on November 15, 2012, with respect to the 2005 Notes. Furthermore, payments of principal on the 2005 Notes and the 2006 Notes may be accelerated upon the occurrence of a “fundamental change” (as defined in the indentures governing the 2005 Notes and 2006 Notes) which would require us to purchase such notes at 100% of their aggregate principal amount (plus any accrued but unpaid interest thereon) within approximately 55 business days of such occurrence. By the second half of fiscal year 2011, we believed that there was substantial risk that a fundamental change may occur, as a result of the suspension of trading and potential delisting of our common stock from the New York Stock Exchange (the “NYSE”).

During this period our 30 day average market capitalization had fallen below $15,000, resulting in the NYSE suspending trading of our common stock on October 8, 2010. On December 17, 2010, the NYSE filed with the Securities and Exchange Commission (the “SEC”) a notification of removal from listing on Form 25 to report that the shares of our Common Stock would no longer be listed on the NYSE as of December 27, 2010. Such development constituted a fundamental change under our convertible notes.

Financial Restructuring:

We routinely assesses strategic opportunities as part of our evaluation of our business and the industry in which we operate and reviews various alternatives intended to strengthen our businesses and enhance long-term stockholder value. As part of these evaluations, we have, from time-to-time, considered various strategic alternatives, including capital raising transactions, refinancing our 2005 Notes and 2006 Notes and existing credit facilities and potential sale of part or all of us.

During fiscal years 2010 and 2011, we began to investigate the feasibility of executing a transaction, or series of transactions, designed to enhance our liquidity and reduce our debt, including a sale of us, a refinancing of our existing debt facilities, entering into new debt facilities and capital raising transactions. We retained financial advisors to support these efforts. In view of the substantial risk of a fundamental change occurring under the 2006 Notes as described above, these efforts were accelerated in the second half of fiscal year 2011

As disclosed in our Quarterly Report on Form 10Q for the period ended July 31, 2010, due to cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing our indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to our current liquidity situation, we concluded that there was substantial doubt as to our ability to continue as a going concern for a period longer than twelve months from July 31, 2010. Our ability to continue as a going concern was predicated on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under our Credit Facility. Given these factors and ongoing liquidity risks, we undertook a review of strategic and financing alternatives which led to the announcement on September 14, 2010 that we had entered into a restructuring support agreement (the “RSA”) with two convertible noteholders (the “Supporting Noteholders”). The Supporting Noteholders agreed to a restructuring of the 2005 Notes and the 2006 Notes which was to be effected through (i) an offer to exchange the outstanding 2005 Notes and 2006 Notes for up to 95% of our common stock (the “Exchange Offer”), or (ii) a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Prepackaged Plan”, together with the Exchange Offer, the “Restructuring”). Pending the completion of our Restructuring our future remained uncertain.

On October 21, 2010, the Company filed a preliminary Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the proposed Restructuring (the Registration Statement was declared effective on November 30, 2010). The Company believed the Restructuring was required to address an immediate need for liquidity in light of our anticipated inability to make required payments on our outstanding indebtedness in the near term. The Restructuring consisted of the following:

•	An out-of-court financial restructuring, which we refer to as (the “Exchange Offer”), consisting of:

•

the offer to exchange all of our outstanding Notes, including all accrued and unpaid interest thereon up to but excluding the date of the consummation of the Exchange Offer, for 95% of the Common Stock (subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan), with the amount of Common Stock to be issued to the Noteholders to be ratably reduced in the event that less than 100% of the outstanding Notes are tendered and accepted in the Exchange Offer; or in the alternative, (if we did not receive the valid tender of at least 95% in aggregate principal amount of the outstanding Notes or if all other conditions to completion of the Exchange Offer wee not satisfied or waived),

•

An in-court financial restructuring, through which we would seek to accomplish the results contemplated by the Exchange Offer through a prepackaged plan of reorganization, which we refer to as the “Prepackaged Plan,” The Prepackaged Plan consisted of:

•

the cancellation of the Notes with each Noteholder receiving in respect of its claims under the Notes (1) if the Shareholder Exchange Consent has been obtained, its pro rata allocation of shares in the aggregate representing 95% of the New Common Stock of the Reorganized Company, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the

2011 Management Incentive Plan, or (2) if the Shareholder Exchange Consent has not been obtained, in respect of its claims under the Notes its pro rata allocation of shares in the aggregate representing 97.5% of the New Common Stock, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan and the Shareholder Warrants; and

•

the cancellation of all existing Common Stock, and claims arising therefrom or related thereto, with each Common Stock holder receiving in respect of its Common Stock (1) if the Shareholder Exchange Consent has been obtained, its pro rata allocation of shares in the aggregate representing 5.0% of the New Common Stock in respect of its equity interest, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan, or (2) if the Shareholder Exchange Consent has not been obtained, its pro rata allocation of (x) shares in the aggregate representing 2.5% of the New Common Stock,

Subsequent to market closure on December 23, 2010, we announced that we had successfully completed an out of court financial restructuring to exchange our outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for our Common Stock on the terms and subject to the conditions our effective registration statement on Form S-4 (as amended, the “Registration Statement”) under the Securities Act of 1933.

Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock (as adjusted for the reverse stock split discussed below) . In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split discussed below). As a result of the forgoing transactions:

•	We issued approximately 8,398,237 shares of Common Stock (as adjusted for the reverse stock split discussed below) for an aggregate principal amount of the 2005 Notes of $74,186 plus accrued interest.

•	We issued approximately 5,743,001 shares of Common Stock (as adjusted for the reverse stock split discussed below) for an aggregate principal amount of the 2006 Notes of $50,760 plus accrued interest.

We recorded a net gain of $12,050 affecting diluted EPS by $4.67 per share that was recorded separately as Gain on debt for equity exchange in the accompanying consolidated statement of operations for the fiscal year ended January 31, 2011. In accordance with accounting literature related to debt for equity exchanges encompassed in Accounting Standards Codification (the “ASC”) 470-20, Debt with Conversion and Other Features, and 470-60, Debt—Troubled Debt Restructuring by Debtors, we recorded a net gain of $12,050 in connection with the Exchange Offer in December 2010. This gain was calculated taking into account (i) the difference between the carrying value of the approximately 97.62% of our outstanding 5.50% Convertible Senior Notes due 2026 and approximately 98.91% of our 5.25% Convertible Senior Notes due 2025 including accrued interest, adjusted for unamortized debt issuance costs, unamortized debt discount and the estimated fair market value of the Common Stock issued in the exchange as well as (ii) the estimated fair value of the liability and equity components of the notes at the time of the exchange.

•

Expenses from the Exchange Offer included as part of other expenses were approximately $6,600, $1,359 of which was due to the acceleration of vesting on stock compensation and director fees, $4,987 which was due to legal fees and other costs not capitalizable as part of the exchange transaction and a loss on the termination of debt of $1,910 for the Ableco, L.L.C. $20,000 term loan of which $800 was an early termination fee partially offset by a $1,647 gain on the termination of the supplemental retirement plan.

•

Our Board of Directors was reconstituted such that there are now seven directors; one of the seven directors being our chief executive officer and, of the remaining six directors, five were recommended by the Supporting Noteholders (as defined below) and one, Kevin P. Dowd, the former Chairman of the Company’s board of directors was selected by and from the Company’s current Board of Directors. The remaining member in his capacity as the sole remaining member of the Nominating and Corporate Governance Committee of the board of directors and sole member of the board of directors, appointed the chief executive officer and the five other directors as recommended by the Supporting Noteholders (as defined above) to the board of directors. Thereafter, directors will be nominated for election by stockholders in accordance with our normal corporate governance procedures.

•

Pursuant to the terms of a Restructuring Support Agreement, dated September 14, 2010, between us and certain other parties thereto (the “Supporting Noteholders”), we reserved approximately 10% of the outstanding shares of us issuable upon exercise of options granted under a new stock incentive plan by our Board of Directors.

Going Concern and Liquidity:

We believed that the completion of the Restructuring was critical to our continuing viability. As described above, in connection with the Company’s filing of our quarterly report on Form 10-Q for the second quarter ended July 31, 2010 issued on September 14, 2010, the Company determined that there was substantial doubt about our ability to continue as a going concern. The Company reached that conclusion given there was a substantial risk that a fundamental change would occur with respect to the Notes in the event our Common Stock was delisted. If we did not complete the Restructuring prior to the time that we were required to purchase the Notes, we would not have the cash on hand to comply with our repurchase obligations. In addition, in the Registration Statement, filed on October 20, 2010 our independent registered public accounting firm updated their report dated April 20, 2010, to include an explanatory paragraph as there was substantial doubt about our ability to continue as a going concern.

As a result of the Restructuring, our indebtedness was reduced from approximately $175,000 to $50,000, including approximately $2,000 of the remaining outstanding 2005 and 2006 Notes that were not converted, and our annual cash interest burden was reduced by approximately $6,700. We believe that by addressing our capital structure and elimination of a substantial interest burden through the Restructuring, implementing its focused pricing strategy, combined with our ongoing efficiency initiatives, we will enhance our ability to achieve profitable operations in the future. We continue to focus on manufacturing and marketing integrated reserve power systems and components for the standby power market. We also continue to implement strategies for responding to changing market conditions, including by implementing various initiatives to increase revenues in North America and focus on the new product development and growth of our Asian operations.

Although we concluded as part of the Registrations Statement filing that there was substantial doubt about our ability to continue as a going concern, we believe that this doubt was related to the potential requirement to purchase the Notes totaling approximately $127,000 and not due to cash liquidity relating to operations. In that regard, the following discussion below summarizes the cash utilization during fiscal year 2011 and after giving effect for non-recurring cash items, we believe there is adequate liquidity to service operation for the next twelve months.

From the period April 30, 2010 to January 31, 2011, our borrowings under the Company’s Credit Facility increased by approximately $14,200. Of the $14,200 increase, approximately $10,000 relates to specific Restructuring cash payments, including interest on the Notes and professional fees incurred relating to the Restructuring with the balance principally related to trade credit tightening that we would not expect to recur in fiscal year 2012. Excluding the impact of these non-recurring cash usages during this period, our liquidity would have remained largely unchanged. At January 31, 2011, we have a $75,000 principal amount Line of Credit Facility, which expires in December 2013. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.0% or Prime plus 0.5%. As of January 31, 2011, $44,495 was funded on the Credit Facility, and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes. Our liquidity is primarily determined by our availability under the Credit Facility, our unrestricted cash balances and cash flows from operations. If cash requirements exceed the cash provided by operating activities, then we would look to our unrestricted cash balances of approximately $3,700 at January 31, 2011 and the undrawn availability under our Credit Facility to satisfy those needs. Important factors and assumptions made by us when considering future liquidity include, but are not limited to, the volatility of lead prices, future demand from customers, continued sufficient availability of credit from trade vendors and the ability to re-finance or obtain debt in the future. To the extent unforeseen events occur or operating results are below forecast, we believe we can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary.

Our liquidity derived from the Credit Facility, as amended, is based on availability determined by a borrowing base. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the excess availability falls below $7,500 through August 31, 2011, adjusted to $10,000 thereafter. The fixed charge coverage ratio for the last twelve consecutive fiscal month period shall be not less than 1.10:1.00. We would not have met the fixed charge coverage ratio. This failure is not an event of default under the Credit Facility, but restricts availability otherwise determined. The Credit Facility also previously included minimum EBITDA requirements beginning with our quarter ending April 30, 2011. Pursuant to an amendment to the Credit Facility in December 2010 these minimum EBITDA requirements were eliminated for the duration of the term of the Credit Facility.

Following the successful Restructuring, favorable Credit Facility amendments and improved operating performance, we believe that, for the next twelve months, cash generated from operations together with availability under its Existing Credit Facility will be sufficient to allow us to fund its operations and to increase working capital as necessary to support our strategy.

Other Equity Transactions

Forward Stock Split

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 75,000,000 to 600,000,000, and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by our Board of Directors. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented has been adjusted to reflect the forward stock split

Subsequent Event—Reverse Stock Split

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that an Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of ours, at a reverse stock split ratio of 1-for-35 and (ii) to decrease the number of authorized shares of our Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, our issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of the stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the effects of the reverse stock split.

Convertible Notes

As of January 31, 2011, the 2005 Notes have a remaining balance of $719, net of $95 of unamortized debt costs and our 2006 Notes have a remaining balance of $1,240. These convertible notes have initial maturities (put provisions) in November 2012 and November 2011 respectively. The remaining outstanding 2005 Notes and 2006 Notes based on limited volumes and illiquid markets traded at 59.9% and 72.0% of face value on January 31, 2011, respectively.

During fiscal year 2011, we announced that we had elected not to make the semi-annual interest payment due on the 2005 Notes or 2006 Notes. We have continued to accrue interest on these outstanding balances. As a result of the default under the indentures governing the remaining outstanding 2005 Notes and the 2006 Notes for non-payment of interest, we have classified the outstanding amounts of both Notes in current liabilities as of January 31, 2011.

Historical Cash Flows

Net cash used in operating activities from continuing operations was $15,547 for fiscal year 2011, compared to $8,068 in the comparable period of the prior fiscal year. This decrease in cash flows from operations of $7,479 is primarily the result of trade credit tightening resulting in an decrease in accounts payable partially offset by improved credit terms on lead purchases in Asia, an increase in accounts receivable driven by strong fourth quarter fiscal year 2011 sales of $98,670 up from $88,400 in the fourth quarter of fiscal year 2010 principally from growth of our Asian operation and payments of professional fees associated with the Company’s refinancing activities of approximately $7,900, costs of which were either recognized as additional paid in capital or expense as applicable. These unfavorable changes were partially offset by an increase in other current liabilities of $4,083 compared to a decrease of $2,346 in the prior fiscal year resulting in a net change of $6,429. Other current liabilities have increased primarily due to receipt of an advance payment (deferred revenue) of approximately $3,600 for large customer orders in China. While the net loss increased significantly to $55,557 from $25,780, this increase was primarily the result of non-cash charges for goodwill impairments, net of taxes, of $45,733 and fixed asset impairment charges of $1,523 partially offset by the net gain on the debt for equity exchange of $12,050. Excluding those non-cash charges, the net loss would have been approximately $8,200 lower in the fiscal year ended January 31, 2011 compared to the comparable period in the prior year.

The reduction in accounts payable and accrued liabilities for the fiscal year ended January 31, 2011 was attributable principally to the trade credit tightening the Company has experienced. The increase in accounts receivable is principally the result of customer mix and growth in Asia where terms are often longer.

Lead traded at an average of $1.12 per pound in the fourth quarter of fiscal year 2011 as compared to an average of $1.06 per pound in the fourth quarter of fiscal year 2010. During fiscal years 2011, 2010 and 2009, the average LME price per pound of lead was as follows:

Fiscal Year	2011	2010	2009
Average annual LME price per pound of lead	$0.98	$0.83	$0.89
Lowest average monthly LME price per pound of lead	$0.71	$0.50	$0.44
Highest average monthly LME price per pound of lead	$1.23	$1.07	$1.36

Net cash used in investing activities was $6,570 in fiscal year 2011 as compared to $13,893 in the prior fiscal year. Acquisitions of property, plant and equipment was $6,627 in fiscal year 2011 compared with $14,760 in fiscal year 2010. Additionally, restricted cash associated with our lead hedges decreased by $57 compared with $849 in the prior year.

Net cash provided by financing activities was $23,004 in fiscal year 2011 as compared to $21,432 in the prior fiscal year. In fiscal year 2011, we borrowed a total of $25,912 compared to $18,605 in the prior fiscal year from our U.S. credit facility to pay for capital additions and to fund operations. In fiscal year 2010 we also borrowed $3,072 from our line of credit in China.

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

Assumptions used to determine periodic pension costs and benefit obligations for our defined benefit pension plans from continuing operations were:

	Pension Benefits
Fiscal Year	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	5.40%	5.75%	6.60%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	5.75%	6.60%	6.35%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

*	Determined as of the end of the fiscal year.
**	Determined as of the beginning of the fiscal year.

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal year 2011 pension expense by approximately $198

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal year 2011 pension expense by approximately $129 and

•	a 25 basis point change in compensation levels from those used would have no material impact on fiscal year 2011 pension expense as a result of the frozen and non-pay related plans.

In fiscal years 2011 and 2010, the accumulated benefit obligation exceeded the plan assets by $32,339 and $30,355, respectively.

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

In fiscal years 2011 and 2010, our contributions to our plans were $3,087 and $2,336, respectively. We expect to make required cash contributions totaling approximately $8,000 to our pension plans and $177 to our postretirement medical plan in fiscal year 2012.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of January 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt*	$55,482	$2,619	$50,524	$2,339	$—
Interest payable on debt*	12,115	4,321	7,215	579	—
Operating leases	7,604	1,515	2,718	2010	1,361
Projected—lead purchases**	77,000	76,000	1,000	—	—
Equipment	533	533	—	—	—
Capital leases	143	73	56	14	—

Total contractual cash obligations	$152,877	$85,061	$61,513	$4,942	$1,361

*	These amounts assume that the convertible notes are current liabilities, shows the Credit Facility as paid in fiscal year 2014 and includes interest on the Credit Facility through fiscal year 2014 calculated at the same interest rate and outstanding balance at January 31, 2011 and the China debt up through fiscal year 2015.
**	Amounts are based on the cash price of lead at January 31, 2011 which was $1.17 per pound.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$5,417	$5,355	$62	$—	$—

Total commercial commitments	$5,417	$5,355	$62	$—	$—

Off-Balance Sheet Arrangements

Other than certain elements of our standby letters of credits arrangements, we have no off-balance sheet arrangements at January 31, 2011.

New Accounting Pronouncements

See Note 1 to the audited consolidated financial statements, Summary of Significant Accounting Policies, for a description of new accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

At January 31, 2010, we had hedged approximately 6.8 million pounds of lead at an average price of $1.01 per pound. We had no outstanding hedge positions at January 31, 2011.

The net market value of our lead contracts was a liability of $0 and $643 at January 31, 2011 and 2010, respectively. At January 31, 2010, a 10% change in the price of lead would result in a $691 change in the market value of the lead contract.

Our financial instruments are subject to interest rate risk and fair value risk. Our financial instruments include our revolving credit facilities, our convertible notes and our capital leases. The net market value of our debt instruments (excluding capital leases) was $54,808 and $107,282 at January 31, 2011 and 2010, respectively. According to our established policies, we monitor ratios of fixed versus variable rate debt in order to mitigate our risk to changes in interest rates.

We occasionally use currency forwards and swaps to hedge anticipated cash flows in foreign currencies. There were no foreign currency hedges outstanding at January 31, 2011 and 2010.

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

Evaluation of Disclosure Controls and Procedures:

Our management, including the CEO and CFO conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and CFO have concluded based on their evaluation that, as of January 31, 2011, the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, are effective to provide reasonable assurance that the foregoing objectives are achieved.

Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting which is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of January 31, 2011. The effectiveness of our internal control over financial reporting as of January 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Employment Agreements

If we terminate the employment of a named executive officer with an employment agreement without cause, other than as a result of death or disability, or if the executive terminates his employment after the occurrence of any action or inaction by us that constitutes a material breach of the employment agreement, and such termination is not within 6 months prior to or 24 months after a change in control (as defined in the employment agreements), then we must pay the executive the following non-change-in-control severance benefits, as applicable:

•	Dr. Graves:

•	Two times annual base salary in effect immediately before termination;

•	Two times target bonus amount in effect immediately before termination; and

•

The cost to provide Dr. Graves and his eligible beneficiaries (if applicable) coverage under our medical, dental and vision plans, provided Dr. Graves timely elects COBRA coverage upon termination of employment, for 24 months after the termination or until Dr. Graves obtains alternative coverage, if earlier.

•	Mr. Harvie:

•	One times annual base salary in effect immediately before termination;

•	One times target bonus amount in effect immediately before termination; and

•

The cost to provide Mr. Harvie and his eligible beneficiaries (if applicable) coverage under our medical, dental and vision plans, provided Mr. Harvie timely elects COBRA coverage upon termination of employment, for 12 months after the termination or until Mr. Harvie obtains alternative coverage, if earlier.

In general, we would pay these benefits through normal payroll installments through the period ending as of the end of the second month following the calendar year in which the termination occurs with the balance to be paid in a single lump sum within the 15-day period immediately following the end of the month in which the installment payments are to cease.

Proposed Amendments to Change-In-Control Benefits

The employment agreements provide for double trigger change-in-control severance benefits for a change-in-control that occurs after the amended employment agreement is signed. This means that the following two events must occur before we will pay these benefits to the executives: (1) a change-in-control must occur after the amended employment agreement is signed, and (2) within 6 months prior to or 24 months after the change in control, the executive officer’s employment must be terminated by us without cause, other than as a result of death or disability, or by the executive officer due to our material breach of his employment agreement within 6 months prior to the change-in-control or for good reason (as defined in the employment agreements) within 24 months after the change-in-control. If these events occur, we must pay the executive officer the following change-in-control severance benefits, as applicable:

•	Dr. Graves:

•	Three times annual base salary in effect immediately before termination;

•	Three times the greater of (a) the average of the annual bonus paid with respect to the three most recently completed fiscal years or (b) Dr. Graves’ target bonus percentage times base salary;

•

The cost to provide Dr. Graves and his eligible beneficiaries (if applicable) coverage under our medical, dental and vision plans, provided Dr. Graves timely elects COBRA coverage upon termination of employment, for 36 months after the termination or until Dr. Graves obtains alternative coverage, if earlier;

•	Outplacement services; and

•	Immediate vesting of all previously unvested stock options and stock awards.

•	Mr. Harvie:

•	Two times annual base salary in effect immediately before termination;

•	Two times target bonus amount in effect immediately before termination;

•

The cost to provide Mr. Harvie and his eligible beneficiaries (if applicable) coverage under our medical, dental and vision plans, provided Mr. Harvie timely elects COBRA coverage upon termination of employment, for 24 months after the termination or until Mr. Harvie obtains alternative coverage, if earlier;

•	Outplacement services; and

•	Immediate vesting of all previously unvested stock options and stock awards.

The executives will receive the base salary, annual bonus payments due under these agreements in a lump sum immediately following termination with respect to a change-in-control.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the information under the captions “Election of Directors,” “Current Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” included in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information under the captions “Principal Stockholders,” “Beneficial Ownership of Management” and “Equity Compensation Plan Information” included in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to our policy and procedures for review, approval or ratification of transactions with related persons is incorporated by reference herein to our proxy statement and is included in the section entitled “Review and Approval of Transactions with Related Persons, Policies and Procedures”. Information with respect to director independence is incorporated by reference herein to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and is included in the section entitled “Board of Directors and Corporate Governance”.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information under the caption “Fees of Independent Registered Public Accounting Firm” included in our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements are included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2011 and 2010

Consolidated Statements of Operations for the fiscal years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Equity for the fiscal years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Loss for the fiscal years ended January 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report on Form 10-K:

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES for the fiscal years ended January 31, 2011, 2010 and 2009

II.    Valuation and Qualifying Accounts

(3)	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
3.1	Restated Certificate of Incorporation of C&D, as amended	8-K	06/30/98	3.1 & 3.2

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of C&D	8-K	12/21/10	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of C&D	10-K		3.1	X

3.4	Amended and Restated By-laws of C&D	8-K	12/4/07	3.2

4.1	Rights Agreement dated as of February 22, 2000, between C&D and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent, which includes as Exhibit B thereto the form of rights certificate; Amendment to Rights Agreement	10-Q	10/31/04	10.3

4.2	Purchase Agreement dated November 16, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.2

4.3	Registration Rights Agreement dated November 21, 2005, among C&D, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC	10-K	01/31/06	4.3

4.4	Indenture, dated as of November 21, 2005, between C&D and Bank of New York, as trustee	10-K	01/31/06	4.4

4.5	Form of C&D Technologies, Inc. 5.25% Convertible Senior Notes due 2025	10-K	01/31/06	4.5

4.6	Purchase Agreement dated November 15, 2006 between C&D and the several named purchasers named in schedule A thereto	8-K	11/15/06	10.1

4.7	Registration Rights Agreement dated November 21, 2006, between C&D and the several purchasers named in Schedule I thereto	8-K	11/22/06	10.1

4.8	Indenture, dated as of November 21, 2006, between C&D and the Bank of New York, as trustee	8-K	11/16/06	4.8

4.9	Form of C&D Technologies, Inc. 5.50% Convertible Senior Notes due 2026	8-K	11/16/06	10.1

10.1	Purchase Agreement dated November 27, 1985, between Allied, Allied Canada Inc. and C&D; Amendments thereto dated January 28 and October 8, 1986	S-1	1/28/87	10.1

10.2	Agreement dated December 15, 1986, between C&D and Allied	S-1	1/28/87	10.2

10.3	Lease Agreement dated February 15, 1994, by and between Sequatchie Associates, Incorporated and C&D Charter Power Systems, Inc. (which has since been merged into C&D); Extension and Modification Agreement effective December 19, 2003	10-K	01/31/04	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.4	Purchase and Sale Agreement, dated as of November 23, 1998, among Johnson Controls, Inc. and its subsidiaries as Seller and C&D and C&D Acquisition Corp. as Purchaser	8-K	03/01/99	2.1

10.5	Amended and Restated Credit Agreement dated as of June 30, 2004, among C&D Technologies, Inc. and Certain of its Subsidiaries as the Borrowers, the Subsidiaries identified herein as the Guarantors, Citizens Bank as Syndication Agent, LaSalle National Bank National Association as Co-Agent, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the Other Lenders Party Hereto Arranged By Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager, First Amendment thereto dated as of December 9, 2004, Second Amendment thereto dated as of April 21, 2005, Third Amendment thereto dated as of April 29, 2005, Fourth Amendment and Waiver thereto dated as of November 8, 2005, Fifth Amendment thereto dated July 20, 2007, Sixth Amendment thereto dated August 30, 2007	10-Q 10-K 10-K 10-K 8-K 8-K 10-Q	07/31/04 1/31/05 1/31/05 1/31/05 11/16/05 7/20/07 7/31/07	10.5 10.5 10.5 10.5 10.1 10.1 10.1

10.6	Security Agreement dated April 21, 2005, among C&D Technologies, Inc., C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Technologies (Datel), Inc., Datel Systems, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D Technologies (CPS) LLC and Datel Holding Corporation as Grantors, and the Bank of America, N.A., in its capacity as administrative agent for the holders of the Secured Obligations	10-K	01/31/05	10.6

10.7	Uncommitted loan facility dated June 5, 2001, between C&D Holdings Limited and ABN Amro Bank N.V.	10-Q	04/30/01	10.2

10.8	Asset Purchase Agreement among Matsushita Battery Industrial Corporation of America, Matsushita Battery Industrial de Mexico, S.A. de C.V., C&D Technologies, Inc. and C&D Technologies Reynosa, S. de R.L. de C.V., dated as of August 27, 2003	8-K	09/25/03	10.1

10.9	Agreement for Manufacture between Dynamo Power System (USA) LLC and Celestica Hong Kong Limited and C&D Technologies, Inc., dated September 30, 2004. Portions of this exhibit have been deleted pursuant to the Company’s Application Requesting Grant of Confidential Treatment under the Exchange Act and pursuant to the Rule 12b-24 promulgated thereunder	10-Q	10/31/04	10.2

10.10	Assignment and Assumption dated as of August 3, 2004, by and between Bank of America, N.A. and Sovereign Bank	10-Q	07/31/04	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.11	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Calyon New York Branch as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.3

10.12	Lender Joinder Agreement dated as of August 3, 2004, among C&D Technologies, Inc. and Certain of its subsidiaries as the Borrowers and Sovereign Bank as the New Lender and Bank of America, N.A., as Administrative Agent	10-Q	07/31/04	10.4

10.13	LLC Interest Purchase Agreement between Celestica Corporation, Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.1

10.14	Share Purchase Agreement between Celestica International Inc., Celestica Inc., C&D Power Systems (Canada) ULC and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.2

10.15	Asset Purchase Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.3

10.16	Asset Purchase Agreement between Celestica Electronics (Shanghai) Co. Ltd., Datel Electronic Technology (Shanghai) Co., Ltd., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.4

10.17	Inventory Purchase Agreement between Celestica Suzhou Technology Ltd., Dynamo Acquisition Corp., Celestica Inc. and C&D Technologies, Inc., dated September 23, 2004	8-K	09/30/04	2.5

10.18	Purchase Price Adjustment Agreement between Celestica International Inc., Celestica Corporation, Celestica (Thailand) Limited, Celestica Electronics (Shanghai) Co. Ltd., Celestica Suzhou Technology Ltd., Celestica Inc., C&D Power Systems (Canada) ULC, C&D Technologies, Inc., Dynamo Acquisition Corp., and Datel Electronic Technology (Shanghai) Co., Ltd., dated September 23, 2004	8-K	09/30/04	2.6

10.19	Merger Agreement dated as of June 10, 2004, among C&D Technologies, Inc., CLETADD Acquisition Corporation and Datel Holding Company	8-K	09/30/04	10.1

10.20	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Ableco Finance LLC, as Agent.; Amendment No. 1 thereto dated March 30, 2006	10-K 8-K	1/31/06 04/05/06	10.2 10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.21	Loan and Security Agreement dated December 7, 2005 by and among C&D Technologies, Inc., C&D Technologies (Datel), Inc., C&D Technologies (CPS) LLC, as Borrowers and C&D Charter Holdings, Inc., C&D Dynamo Corp., Dynamo Acquisition Corp., C&D International Investment Holdings Inc. and Datel Holding Corporation, as Guarantors, and Wachovia Bank National Association, as Administrative Agent and Wachovia Capital Markets, LLC as Sole Lead Arranger, Manager and Bookrunner.; Amendment No. 1 thereto dated March 30, 2006.; Amendment No. 3 thereto dated December 21, 2006.; Amendment No. 4 thereto dated April 13, 2007	10-K 8-K 8-K 10-K 8-K 10-Q	01/31/06 03/31/06 12/21/06 01/31/07 07/20/07 07/31/07	10.21 10.2 10.1 10.21 10.1 10.1

10.22	Amended and Restated Loan and Security Agreement, dated as of April 9, 2010, by and among C&D, C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Energy Storage, LLC and Wells Fargo Bank, National Association	8-K	04/15/10	10.1

10.23	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of April 20, 2010, by and among C&D, C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Energy Storage, LLC and Wells Fargo Bank, National Association	8-K	04/20/10	10.1

10.24	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, 2010, by and among C&D, C&D International Investment Holdings Inc., C&D Charter Holdings, Inc., C&D Energy Storage, LLC and Wells Fargo Bank, National Association	8-K	12/20/10	10.1

10.25	Consent, Waiver and Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 23, 2010, by and among C&D, certain of its subsidiary guarantors, the lenders that are signatory thereto, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	12/27/10	10.2

10.26	Agreement for Termination of Manufacturing Agreement and Transfer of Manufacturing Operations between C&D Technologies (CPS), LLC, C&D Technologies, Inc. and Celestica Hong Kong Limited dated April 3, 2006	10-Q	4/30/06	10.9

10.27	Form of C&D Technologies, Inc. 5.5% Convertible Senior Notes due 2026	8-K	11/15/06	10.1

10.28	Purchase Agreement dated June 19, 2007 between C&D Technologies, Inc. and Murata Manufacturing Co., Ltd	8-K	8/31/07	10.1

10.29	Asset Purchase Agreement dated October 24, 2007, between C&D Technologies, Inc and Crown Battery Manufacturing Co.	8-K	10/24/07	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.30	Agreement dated the 1st day of February, 2007, by and among C&D Technologies, Inc., a Delaware corporation (the “Company”), SCSF Equities, LLC, a Delaware limited liability company, Sun Capital Securities Offshore Fund, Ltd., a Cayman Islands corporation, Sun Capital Securities Fund, LP, a Delaware limited partnership, Sun Capital Securities Advisors, LP, a Delaware limited partnership, Sun Capital Securities, LLC, a Delaware limited liability company, and Rodger R. Krouse (collectively, the “Sun Parties”)	8-K	2/1/07	10.1

10.31	Restructuring Support Agreement, dated September 14, 2010, by and between C&D, certain funds and/or accounts managed or advised by Angelo, Gordon & Co, L.P. and certain funds and/or managed or advised Bruce & Co.	8-K	09/14/10	10.1

10.32	Investors’ Rights Agreement, dated as of December 23, 2010, by and among C&D Technologies, Inc., Angelo, Gordon & Co., L.P. and Bruce & Co.	8-K	12/27/10	10.1

Management Contracts or Plans

10.33	Charter Power Systems, Inc. 1996 Stock Option Plan, First Amendment to C&D Technologies, Inc. 1996 Stock Option Plan (formerly known as the Charter Power Systems, Inc. 1996 Stock Option Plan) dated April 27, 1999	10-Q 10-Q	7/31/96 7/31/99	10.1 10.3

10.34	C&D Technologies, Inc. Amended and Restated 1998 Stock Option Plan	10-K	1/31/01	10.7

10.35	C&D Technologies, Inc. Savings Plan as restated and amended , First Amendment thereto dated June 12, 2002, Second Amendment thereto dated November 20, 2002; Third Amendment thereto dated June 18, 2003	10-K 10-Q 10-Q 10-Q	7/31/02 10/31/02 10/31/02 7/31/03	10.9 10.10 10.11 10.1

10.35	C&D Technologies, Inc. Pension Plan for Salaried Employees as amended and restated ; First Amendment thereto dated June 12, 2002 ; Second Amendment thereto dated September 25, 2002 ; Third Amendment thereto dated March 19, 2004	10-K 10-Q 10-Q 10-K	7/31/02 4/30/03 4/30/03 1/31/04	10.10 10.3 10.4 10.11

10.37	Supplemental Executive Retirement Plan compiled as of February 27, 2004, to reflect all amendments ; Amendment thereto dated May 6, 2005	10-K 10-Q	1/31/04 4/30/05	10.12 10.1

10.38	C&D Technologies, Inc. Management Incentive Bonus Plan Policy	8-K	3/2/05	10.1

10.39	Employment Agreement dated November 28, 2000, between Wade H. Roberts, Jr. and C&D	10-Q	10/31/00	10.1

10.40	Release Agreement dated March 24, 2005, between C&D Technologies, Inc. and Wade H. Roberts, Jr.	10-K	1/31/05	10.27

10.41	Release Agreement dated December 14, 2005, between C&D Technologies, Inc. and Stephen E. Markert, Jr.	10-K	1/31/06	10.31

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.42	Employment Agreement dated March 31, 2000, between Charles R. Giesige, Sr. and C&D; letter dated January 27, 2004 to Charles R. Giesige, Sr. amending Employment Agreement dated March 31, 2000	10-K 10-K	1/31/00 1/31/04	10.18 10.17

10.43	Employment Agreement dated February 1, 2006, between Charles R. Giesige and C&D	10-K	1/31/06	10.34

10.44	Release Agreement dated March 2, 2006, between C&D Technologies, Inc. and Charles R. Giesige	10-K	1/31/06	10.35

10.45	Employment Agreement dated February 1, 2006, between James D. Dee and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.36 10.4 10.62

10.46	Employment Agreement dated February 1, 2006, between Ian J. Harvie and C&D, Amended and Restated Employment Agreement dated December 20, 2007, First Amendment thereto dated February 3, 2009	10-K 8-K 10-K	1/31/06 12/20/07 1/31/09	10.37 10.3 10.63

10.47	Employment Agreement dated February 1, 2006, between William E. Bachrach and C&D	10-K	1/31/06	10.38

10.48	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and William Harral, III	10-Q	1/31/02	10.2

10.49	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Kevin P. Dowd	10-Q	1/31/02	10.5

10.50	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Robert I. Harries	10-Q	1/31/02	10.6

10.51	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and Pamela S. Lewis	10-Q	1/31/02	10.7

10.52	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and George MacKenzie	10-Q	1/31/02	10.8

10.53	Indemnification Agreement dated as of November 19, 2002, by and between C&D Technologies, Inc. and John A. H. Shober	10-Q	1/31/02	10.9

10.54	Indemnification Agreement dated as of April 10, 2008 by and between C&D Technologies, Inc. and Michael H. Kalb	10-K	1/31/2008	10.48

10.55	Indemnification Agreement dated as of February 24, 2003, by and between C&D Technologies, Inc. and Stanley W. Silverman	10-K	1/31/03	10.33

10.56	C&D Technologies, Inc. Nonqualified Deferred Compensation Plan	S-8	7/24/00	4

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number
10.57	C&D Technologies, Inc. Approved Share Option Plan	S-8	9/11/01	4

10.58	C&D Technologies, Inc. Management Compensation Plan Policy for Fiscal Year 2006	8-K	3/1/05	10.1

10.59	C&D Technologies, Inc. Board of Directors Nominating/Corporate Governance Committee Charter As Amended Effective as of March 1, 2005	8-K	3/1/05	10.2

10.60	Employment Agreement dated June 21, 2005, between C&D Technologies, Inc. and Dr. Jeffrey A. Graves, Amendment dated June 21, 2005, Amended and Restated Employment Agreement dated December 20, 2007	10-Q 10-K 8-K	7/31/05 1/31/06 12/20/07	10.1 10.51 10.1

10.61	C&D Technologies, Inc. 2007 Stock Incentive Plan	Proxy	1/31/06	Proxy

10.62	Indemnification Agreement dated May 31, 2006 between C&D Technologies, Inc. and Ellen C. Wolf	8-K	5/31/06	10.2

10.63	Employment Agreement dated December 20, 2006, between C&D Technologies, Inc. and Leonard P. Kiely, Amended and Restated Employment Agreement dated December 20, 2007, Release Agreement dated February 25, 2009 between C&D Technologies, Inc., and Leonard P. Kiely	8-K 8-K 10-K	5/31/06 12/20/07 1/31/09	10.3 10.2 10.64

10.64	Employment Retention Agreement dated February 20, 2007, between C&D Technologies, Inc and William E. Bachrach	8-K	2/20/07	10.1

10.65	Employment Agreement dated December 20, 2007, between Neil E. Daniels and C&D	8-K	12/20/07	10.5

10.66	Indemnification Agreement dated August 6, 2009 between C&D Technologies, Inc. and David S. Gee	8-K	8/06/09	10.1

10.67	Employment Agreement dated October 1, 2009, between Todd J. Greenspan and C&D	10-Q	10/31/09	10.1

10.68	Performance Share Award Grant Agreement dated March 12, 2007	10-K	1/31/07	10.56

10.69	Restricted Stock Award Grant Agreement dated March 12, 2007	10-K	1/31/07	10.57

10.70	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Andrew Hines	10-K		10.1	X

10.71	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Todd Arden	10-K		10.2	X

10.72	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and James J. Gaffney	10-K		10.3	X

10.73	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Michael Gallagher	10-K		10.4	X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Report Date	Exhibit Number

10.74	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and David Treadwell	10-K		10.5	X

10.75	Employment Agreement dated March 14, 2011, between Ian J. Harvie and C&D	10-K		10.6	X

10.76	Employment Agreement dated March 14, 2011 between Jeffrey A. Graves and C&D	10-K		10.7	X

12.1	Computation of Ratio of Earnings to Fixed Charges	10-K		12.1	X

14	Code of Ethics	10-K	1/31/04	14

18	Letter regarding change in accounting principles	10-Q	7/31/07	18

21	Subsidiaries of C&D	10-K		21	X

23	Consent of Independent Registered Public Accounting Firm	10-K		23	X

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of C&D				X

10.1	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Andrew Hines				X

10.2	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Todd Arden				X

10.3	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and James J. Gaffney				X

10.4	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and Michael Gallagher				X

10.5	Indemnification Agreement dated December 23, 2010 between C&D Technologies, Inc. and David Treadwell				X

10.6	Employment Agreement dated March 14, 2011, between Ian J. Harvie and C&D				X

10.7	Employment Agreement dated March 14, 2011 between Jeffrey A. Graves and C&D				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Section 1350 Certification of the President and Chief Executive Officer and Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C&D TECHNOLOGIES, INC.
May 2, 2011	By:	/s/ JEFFREY A. GRAVES
Jeffrey A. Graves President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. GRAVEs Jeffrey A. Graves	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2011

/s/ IAN J. HARVIE Ian J. Harvie	Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2011

/s/ DAVID L. TREADWELL David L. Treadwell	Director, Chairman	May 2, 2011

/s/ TODD W. ARDEN Todd W. Arden	Director	May 2, 2011

/s/ KEVIN P. DOWD Kevin P. Dowd	Director	May 2, 2011

/s/ JAMES J. GAFFNEY James J. Gaffney	Director	May 2, 2011

/s/ MICHAEL GALLAGHER Michael Gallagher	Director	May 2, 2011

/s/ ANDREW P. HINES Andrew P. Hines	Director	May 2, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of C&D Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of C&D Technologies, Inc. and its subsidiaries at January 31, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

May 2, 2011

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,708	$2,700
Restricted cash	—	57
Accounts receivable, less allowance for doubtful accounts of $981 and $1,114	61,188	55,183
Inventories	80,772	76,041
Prepaid taxes	—	425
Deferred taxes	251	50
Other current assets	4,508	2,360
Assets held for sale	—	500

Total current assets	150,427	137,316
Property, plant and equipment, net	86,891	90,001
Deferred income taxes	249	26
Intangible and other assets, net	13,726	15,435
Goodwill	—	59,964

TOTAL ASSETS	$251,293	$302,742

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,596	$8,777
Accounts payable	39,477	46,380
Accrued liabilities	13,847	13,577
Deferred income taxes	97	750
Deferred revenue	3,588	96
Other current liabilities	5,955	4,469

Total current liabilities	65,560	74,049
Deferred income taxes	98	12,529
Long-term debt	32,934	133,106
Long-term debt—related party	20,000	—
Other liabilities	39,169	40,588

Total liabilities	157,761	260,272

Commitments and contingencies (see Note 9)

Equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 15,306,915 and 1,146,873 shares issued and 15,196,542 and 1,032,083 outstanding at January 31, 2011 and 2010, respectively	153	12
Additional paid-in capital	202,350	97,313
Treasury stock, at cost, 110,373 and 114,790 shares, respectively	(39,200)	(40,091)
Accumulated other comprehensive loss	(43,489)	(43,656)
(Accumulated deficit) Retained earnings	(38,480)	17,666

Total stockholders’ equity attributable to C&D Technologies, Inc.	81,334	31,244
Noncontrolling interest	12,198	11,226

Total equity	93,532	42,470

TOTAL LIABILITIES AND EQUITY	$251,293	$302,742

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the fiscal years ended JANUARY 31,

(Dollars in thousands, except per share data)

	2011	2010	2009
NET SALES	$354,831	$335,709	$365,540
COST OF SALES	305,812	298,175	319,038

GROSS PROFIT	49,019	37,534	46,502

OPERATING EXPENSES:
Selling, general and administrative expenses	37,378	41,045	40,281
Research and development expenses	6,487	7,555	6,940
Goodwill impairment	59,978	—	—
Restructuring charges	2,283	—	1,334

OPERATING LOSS	(57,107)	(11,066)	(2,053)

Interest expense, net	14,708	12,207	11,729
Other expense, net	8,999	284	1,675
Gain on debt for equity exchange	(12,050)	—	—

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(68,764)	(23,557)	(15,457)
(Benefit) provision for income taxes from operations	(13,207)	2,223	1,993

NET LOSS	(55,557)	(25,780)	(17,450)
Net income (loss) attributable to noncontrolling interests	589	(242)	(565)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(56,146)	$(25,538)	$(16,885)

Loss per share:
Basic:	$(21.79)	$(24.75)	$(16.65)

Diluted:	$(21.81)	$(24.78)	$(16.90)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

for the fiscal years ended JANUARY 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income /(Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount		Shares	Amount
BALANCE AT JANUARY 31, 2008	29,081,110	$291	$98,970	(3,414,633)	$(47,243)	$(24,270)	$60,089	$11,418	$99,255
Retroactive application of forward stock split of 1.37335 shares for 1 share	10,857,432	109	(109)	(1,274,853)					—
Retroactive application of reverse stock split of 1 share for 35 shares	(38,797,441)	(388)	388	4,555,501					—
Net loss							(16,885)	(565)	(17,450)
Foreign currency translation adjustment						181		598	779
Unrealized gain on derivative instruments						1,451			1,451
Deferred compensation plan			598	98	8				606
Issuance of common stock	1,893		192						192
Stock options exercised	1,285		247						247
Share based compensation			418						418
Pension liability adjustment						(23,095)			(23,095)
Conversion of convertible bonds to stock			(4,700)	20,278	7,200				2,500

BALANCE AT JANUARY 31, 2009	1,144,279	12	96,004	(113,609)	(40,035)	(45,733)	43,204	11,451	64,903
Net loss							(25,538)	(242)	(25,780)
Foreign currency translation adjustment						241		17	258
Unrealized gain on derivative instruments						2,334			2,334
Deferred compensation plan				(1,181)	(56)				(56)
Share based compensation			1,285						1,285
Issuance of common stock	2,594		24						24
Pension liability adjustment						(498)			(498)

BALANCE AT JANUARY 31, 2010	1,146,873	12	97,313	(114,790)	(40,091)	(43,656)	17,666	11,226	42,470
Net (loss) income							(56,146)	589	(55,557)
Foreign currency translation adjustment						811		383	1,194
Unrealized gain on derivative instruments						803			803
Deferred compensation plan				(2,772)	(71)				(71)
Share based compensation	18,804		1,655						1,655
Issuance of common stock			(902)	7,189	962				60
Exchange of 98.91% of 2005 Notes including accrued interest	8,398,237	84	62,947						63,031
Exchange of 96.65% of 2006 Notes including accrued interest	5,743,001	57	41,337						41,394
Pension liability adjustment						(1,447)			(1,447)

BALANCE AT JANUARY 31, 2011	15,306,915	$153	$202,350	(110,373)	$(39,200)	$(43,489)	$(38,480)	$12,198	$93,532

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the fiscal years ended JANUARY 31,

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(55,557)	$(25,780)	$(17,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,655	1,285	1,086
Depreciation and amortization	10,261	10,710	11,065
Amortization of debt acquisition and discount costs	6,080	4,853	4,638
Impairment of goodwill	59,978	—	—
Impairment of fixed assets	1,523	—	1,222
Gain on debt for equity exchange	(12,050)	—	—
Annual retainer to Board of Directors paid by the issuance of common stock	—	24	121
Deferred income taxes	(13,503)	1,410	1,387
Loss on disposal of assets	5	12	43
Changes in assets and liabilities:
Accounts receivable, net	(5,495)	514	4,988
Inventories	(4,209)	(14,600)	23,835
Other current assets	(865)	(225)	(362)
Accounts payable	(4,012)	10,519	(17,165)
Accrued liabilities	(808)	(946)	(2,713)
Book overdraft	(2,923)	4,590	—
Income taxes payable	137	531	(581)
Other current liabilities	4,083	(2,346)	1,644
Funds provided to discontinued operations	(8)	(1,664)	(4,800)
Other long-term assets	337	(52)	257
Other liabilities	82	3,171	(1,169)
Other, net	(258)	(74)	3,210

Net cash (used in) provided by continuing operating activities	(15,547)	(8,068)	9,256
Net cash used in discontinued operating activities	(8)	(1,664)	(4,800)

Net cash (used in) provided by operating activities	(15,555)	(9,732)	4,456

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,627)	(14,760)	(16,613)
Proceeds from disposal of property, plant and equipment	—	18	484
Decrease in restricted cash	57	849	3,477

Net cash used in investing activities	(6,570)	(13,893)	(12,652)

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

for the fiscal years ended JANUARY 31,

(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities:
Borrowings on line of credit facility	90,876	119,357	88,860
Repayments on line of credit facility	(84,986)	(100,752)	(88,860)
Proceeds from new borrowings	20,018	3,072	—
Repayment of debt	(143)	(189)	—
Financing cost of long-term debt	(2,750)	—	—
Proceeds from issuance of common stock	60	—	246
Purchase of treasury stock	(71)	(56)	(115)

Net cash provided by financing activities	23,004	21,432	131

Effect of exchange rate changes on cash and cash equivalents	121	108	(150)

Increase (decrease) in cash and cash equivalents from continuing operations	1,008	(421)	(3,415)
Cash and cash equivalents, beginning of period	2,700	3,121	6,536

Cash and cash equivalents, end of period	$3,708	$2,700	$3,121

Cash paid during the year for:
Interest paid	$4,647	$7,043	$7,008
Income taxes (received) paid, net	$(153)	$145	$1,198
Supplemental non-cash investing and financing activities:
Common stock issued in exchange for 5.25% Convertible Senior Notes due 2025, including accrued interest	63,031	—	—
Common stock issued in exchange for 5.50% Convertible Senior Notes due 2026, including accrued interest	41,394	—	—

See notes to consolidated financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the fiscal years ended JANUARY 31,

(Dollars in thousands)

	2011	2010	2009
NET LOSS	$(55,557)	$(25,780)	$(17,450)
Other comprehensive loss, net of tax:
Net unrealized gain on derivative instruments, less tax expense/ (benefit) of $0, $0,and $(1) for 2011, 2010 and 2009, respectively	803	2,334	1,451
Pension liability adjustment	(1,447)	(498)	(23,095)
Foreign currency translation adjustments, less tax expense of $0 for 2011, 2010 and 2009	1,194	258	779

Total comprehensive loss	$(55,007)	$(23,686)	$(38,315)

Comprehensive loss (income) attributable to noncontrolling interest	972	225	(33)

Total comprehensive loss attributable to C&D Technologies, Inc.	$(54,035)	$(23,461)	$(38,348)

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

Basis of Presentation

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $.01 per share (“Common Stock”) from 75,000,000 to 600,000,000 and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding.

On December 23, 2010, we announced that C&D had completed its offers to exchange (the “Exchange Offer”) our outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for Common Stock, on the terms and subject to the conditions in the Company’s effective registration statement on Form S-4 (File No. 333-170056) (as amended, the “Registration Statement”) under the Securities Act of 1933.

Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock (as adjusted for the reverse stock split described elsewhere). In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split described elsewhere).

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that our Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) decrease the number of authorized shares of the Company’s Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented was initially adjusted retrospectively to reflect the forward stock split and has since been adjusted retrospectively to reflect the reverse stock split.

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

Revenue Recognition:

The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on Company experience. While returns have historically been minimal and within the provisions established, the Company cannot guarantee that it will continue to experience the same return rates as in the past. Periodically, the Company enters into prepayment contracts with various customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer. Amounts billed to customers for shipping and handling fees are included in Net Sales and costs incurred by the Company for the delivery of goods are classified as Cost of Sales in the Consolidated Statements of Operations. Taxes on revenue producing transactions are excluded from Net Sales.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by age and type of receivable. Account balances are charged off against the allowance when the Company believes the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Receivables consist of the following at January 31, 2011 and 2010:

Years Ended January 31,	2011	2010
Trade receivables	$58,784	$54,282
Notes receivables	92	557
Other	3,293	1,458
Allowance for doubtful accounts	(981)	(1,114)

Total receivables	$61,188	$55,183

Following are the changes in the allowance for doubtful accounts during the periods ended:

Years Ended January 31,	2011	2010	2009
Balance at beginning of period	$1,114	$775	$1,148
Additions	617	472	574
Translation adjustment	(21)	7	(27)
Write-offs net of recoveries	(729)	(140)	(920)

Balance at end of period	$981	$1,114	$775

Property, Plant and Equipment:

Property, plant and equipment purchased are recorded at cost. Property, plant and equipment acquired as part of a business combination are recorded at fair market value at the time of acquisition. Property, plant and equipment, including capital leases, are depreciated on the straight-line method for financial reporting purposes over estimated useful lives or lease terms, whichever is shorter, which range from 3 to 15 years for machinery and equipment, and 10 to 40 years for buildings and improvements. Prior to November 2009, estimated useful lives of machinery and equipment ranged from 3—10 years. Estimated useful lives were changed to 3—15 years on November 1, 2009. As a result, for the fiscal year ended January 31, 2011 depreciation expense included as cost of sales was reduced by approximately $1,500. This change in the fourth quarter of fiscal year 2010 resulted in an insignificant impact to the consolidated statement of operations for fiscal year 2010.

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

Other Liabilities:

Included in other liabilities at January 31, 2011 and 2010 is $32,338 and $30,355 of pension liabilities, respectively. See Note 14 to the audited consolidated financial statements, Employee Benefit Plans, for additional information.

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

Advertising:

The Company expenses advertising costs as incurred. In fiscal years 2011, 2010 and 2009, the Company incurred advertising costs of $385, $431 and $394, respectively.

Debt Restructuring

In fiscal year 2011, The Company completed its exchanges of the outstanding 5.50% Convertible Senior Notes due 2026 (“2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (“2005 Notes”) for the Company’s Common Stock. Approximately 98.91% of the outstanding principal of our outstanding 2005 Notes and approximately 97.62% of the outstanding principal of our outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes were exchanged. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock. In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split discussed herein). In accordance with accounting literature related to debt for equity exchanges encompassed in Accounting Standards Codification (the “ASC”) 470-20, Debt with Conversion and Other Features, and 470-60, Debt—Troubled Debt Restructuring by Debtors, we recorded a net gain of $12,050 in connection with the Exchange Offer in December 2010. This gain was calculated taking into account (i) the difference between the carrying value of the approximately 97.62% of our outstanding 5.50% Convertible Senior Notes due 2026 and approximately 98.91% of our 5.25% Convertible Senior Notes due 2025 including accrued interest, adjusted for unamortized debt issuance costs, unamortized debt discount and the estimated fair market value of the Common Stock issued in the exchange as well as (ii) the estimated fair value of the liability and equity components of the notes at the time of the exchange.

Income Taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.

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

Net Loss per Share:

Basic loss per common share is based on the weighted-average number of shares of Common Stock outstanding. Net loss per common share—diluted reflects the potential dilution that could occur if stock options and other dilutive securities were exercised. Weighted-average common shares and common shares—diluted were as follows:

	2011	2010	2009
Numerator:
Numerator for basic loss per common share	$(56,146)	$(25,538)	$(16,885)
Effect of dilutive securities:
Income related to deferred compensation plan	(181)	(135)	(317)

Numerator for diluted loss per common share	$(56,327)	$(25,673)	$(17,202)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	2,577,155	1,031,943	1,014,002
Effect of dilutive securities:
Shares issuable under deferred compensation arrangements	5,235	3,932	3,711

Dilutive potential common shares	5,235	3,932	3,711

Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	2,582,390	1,035,875	1,017,713

Basic loss per common share from continuing operations	$(21.79)	$(24.75)	$(16.65)

Diluted loss per common share from continuing operations	$(21.81)	$(24.78)	$(16.90)

Due to net losses from continuing operations in fiscal years 2011, 2010 and 2009, 688,957, 769,238 and 769,238 (as adjusted for the forward stock split and reverse stock split discussed elsewhere), respectively, of dilutive securities issuable in connection with convertible bonds have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share. Additionally, due to net losses in fiscal years 2011, 2010 and 2009, 0, 6,496 and 2,787 (as adjusted for the forward stock split and reverse stock split discussed elsewhere), respectively, of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation for these years because their effect would reduce the loss per share.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Plans:

The Company accounts for employee stock option grants using applicable accounting guidance for accounting for stock based compensation. Under this guidance unrecognized expense of awards is recognized as an expense in the periods over the vesting period of the award using the valuation method (i.e. Black-Scholes) and various related assumptions. Under applicable accounting guidance excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid. Due to the Company’s net operating losses, no tax benefits have been realized from the exercises of options during fiscal years 2011, 2010 and 2009. As a result there is no cash flow impact related to tax benefits realized from the exercises during fiscal years 2011, 2010 and 2009.

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

New Accounting Pronouncements:

Recently Adopted Accounting Guidance

During fiscal year 2011, the Company adopted new accounting guidance on the accounting for transfers of financial assets. The new guidance seeks to improve financial reporting by providing a short-term solution to address inconsistencies in practice relating to the existing concepts, such as eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance. The adoption did not have any effect on the Company’s financial statements.

During fiscal year 2011, the Company adopted new accounting guidance on variable interest entities which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity. The adoption did not have any effect on the Company’s financial statements.

During fiscal year 2011, the Company adopted new accounting guidance on multiple-deliverable revenue arrangements. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

There were no standards issued that are expected to have any effect on the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS

Forward Stock Split

On December 21, 2010, the Company filed a previously approved Certificate of Amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 75,000,000 to 600,000,000, and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the forward stock split.

Financial Restructuring and Liquidity

Background:

During the period from 2003 to 2005, in an effort to diversify into other businesses, the Company created a Power Electronics Division, comprising AC/DC and DC/DC power supplies used in advanced computing and routing systems. This new division of the Company was created through a series of acquisitions, including Datel, Inc., a design, manufacturing, and distribution company located near Boston, Massachusetts, Celab Ltd., which designed and manufactured largely military electronic power supplies, and Celestica Power Systems, a carve-out from Celestica Corp. which designed and sold power supplies for mass market OEM applications. These acquisitions were completed by 2005 and were subsequently integrated into a stand-alone division of C&D Technologies called the Power Electronics Division. The legacy business of C&D, comprising the entire industrial battery infrastructure, was then named the Standby Power Division which also included with it the Motive Power Business.

The acquisitions comprising the Power Electronics Division were financed initially with proceeds from a senior secured credit facility. To repay outstanding borrowings under that Credit Facility, the Company ultimately issued two separate series of convertible notes in 2005 and 2006 in the aggregate principal amount of $129,500.

In 2007, the decision was made to re-focus the business once again on the Standby Power market. This decision was made in light of increasing competitive pressures in the global power supply markets and an increase in the cost of lead for industrial batteries throughout the world. These developments needed to be addressed both through continued investments, with power electronics requiring greater scale and lower-cost manufacturing, and the industrial battery product lines requiring accelerated redesigns and manufacturing upgrades for improved materials efficiencies and productivity. Given existing financial leverage, it was concluded that the best strategy was to focus on one business to help achieve success, that of the Standby Power Division comprising the Company’s industrial battery legacy business.

In August 2007, the Company completed the sale of its Power Electronics Division to Murata Manufacturing Co. Ltd. of Japan. This sale returned C&D to a focus on industrial batteries. In October 2007, the Company also announced the sale of certain assets of its Motive Power Business, a business that had deteriorated over time to become unprofitable. Rather than expending resources to improve a business with a low market share, the Company elected instead to exit the Motive Power Business and focus all of its resources on the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

Standby Power business where it had maintained a market leading share, a strong brand and competitive technology base. In addition, the Company’s Chinese joint venture provided a platform for accelerated future growth in this rapidly developing region of the world.

Despite the decision to refocus on the Standby Power business, liquidity challenges arose as a result of the debt incurred in order to fund previous acquisitions exceeding the cash received from their sale, which was further strained by highly unpredictable and volatile raw materials (primarily lead) costs, and later weakness in demand associated with the global economic slowdown.

Convertible Senior Notes

2005 Notes

On November 21, 2005, the Company sold $75,000 aggregate principal amount of the 2005 Notes. The 2005 Notes are convertible into shares of the Company’s Common Stock at an initial conversion price of approximately $215.86 per share (as adjusted for the forward and reverse stock splits described herein). A holder of the 2005 Notes may require us to repurchase some or all of such holder’s 2005 Notes for cash upon the occurrence of a “fundamental change” (as such term is defined in the indenture governing the 2005 Notes) and on each of November 1, 2012, 2015 and 2020. All of the approximately $72,300 of net proceeds of the offering were used to repay outstanding borrowings under the Company’s then existing senior secured credit facility.

2006 Notes

On November 22, 2006, the Company sold $54,500 aggregate principal amount of the 2006 Notes. The 2006 Notes are convertible into shares of the Company’s Common Stock under certain circumstances at an initial conversion price of approximately $123.35 per share (as adjusted for the forward and reverse stock splits described herein). A holder of the 2006 Notes may require us to repurchase some or all of the holder’s 2006 Notes for cash upon the occurrence of a “fundamental change” (as such term is defined in the indenture governing the 2006 Notes) and on each of November 15, 2011, 2016 and 2021. Nearly all of the approximately $51,700 of net proceeds of the offering were used to repay the Company’s $50,000 secured term loan.

Put Rights and Fundamental Change Provisions

The 2005 Notes and the 2006 Notes had provisions whereby the holders of such notes could have required the Company to pay the following principal payments: $52,000 on November 1, 2011, with respect to the 2006 Notes, and $75,000 on November 15, 2012, with respect to the 2005 Notes. Furthermore, payments of principal on the 2005 Notes and 2006 Notes may be accelerated upon the occurrence of a “fundamental change” (as defined in the indentures governing the 2005 Notes and 2006 Notes), which would require the Company to purchase such notes at 100% of their aggregate principal amount (plus any accrued but unpaid interest thereon) within approximately 55 business days of such occurrence. By the second half of fiscal year 2011 the Company believed that there was substantial risk that a fundamental change may occur, as a result of the suspension of trading and potential delisting of the Company’s common stock from the New York Stock Exchange (the “NYSE”).

During this period the Company’s 30 day average market capitalization had fallen below $15,000, resulting in the NYSE suspending trading of the Company’s Common Stock on October 8, 2010. On December 17, 2010,

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

the NYSE filed with the Securities and Exchange Commission (the “SEC”) a notification of removal from listing on Form 25 to report that the shares of our Common Stock would no longer be listed on the NYSE as of December 27, 2010. Such development constituted a fundamental change under our convertible notes and, as such, are classified as current liabilities.

Financial Restructuring:

The Company routinely assesses strategic opportunities as part of its evaluation of its business and the industry in which it operates and reviews various alternatives intended to strengthen its businesses and enhance long-term stockholder value. As part of these evaluations, the Company has, from time-to-time, considered various strategic alternatives, including capital raising transactions, refinancing its 2005 Notes and 2006 Notes and existing credit facilities and potential sale of part or all of the Company.

During fiscal year 2010 and 2011, the Company began to investigate the feasibility of executing a transaction, or series of transactions, designed to enhance its liquidity and reduce its debt, including a sale of the Company, a refinancing of its existing debt facilities, entering into new debt facilities and capital raising transactions. The Company retained financial advisors to support these efforts. In view of the substantial risk of a fundamental change occurring under the 2006 Notes as described above, these efforts were accelerated in the second half of fiscal year 2011.

As disclosed in the Company’s Quarterly Report on Form 10Q for the period ending July 31, 2010, due to cumulative losses, substantial indebtedness and likely future inability to comply with certain covenants in the agreements governing its indebtedness, including among others, covenants related to continued listing on a national automated stock exchange and future EBITDA requirements, in addition to its current liquidity situation, the Company concluded that there was substantial doubt as to the Company’s ability to continue as a going concern for a period longer than twelve months from July 31, 2010. The Company’s ability to continue as a going concern was predicated on, among other factors, a return to profitable operations, a successful restructuring of the 2005 Notes and the 2006 Notes, and possible amendment of future EBITDA requirements under the Company’s Credit Facility. Given these factors and ongoing liquidity risks, the Company undertook a review of strategic and financing alternatives which led to the announcement on September 14, 2010 that the Company had entered into a restructuring support agreement (the “RSA”) with two convertible noteholders (the “Supporting Noteholders”). The Supporting Noteholders agreed to a restructuring of the 2005 Notes and the 2006 Notes which was to be effected through (i) an offer to exchange the outstanding 2005 Notes and 2006 Notes for up to 95% of the Company’s common stock (the “Exchange Offer”), or (ii) a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Prepackaged Plan”, together with the Exchange Offer, the “Restructuring”). Pending the completion of the Restructuring, the Company’s future remained uncertain.

On October 21, 2010, the Company filed a preliminary Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the proposed Restructuring (the Registration Statement was declared effective on November 30, 2010). The Company believed the Restructuring was required to address an immediate need for liquidity in light of its anticipated inability to make required payments on its outstanding indebtedness in the near term. The Restructuring consisted of the following:

•	An out-of-court financial restructuring, which we refer to as (the “Exchange Offer”), consisting of:

•

the offer to exchange all of the Company’s outstanding Notes, including all accrued and unpaid interest thereon up to but excluding the date of the consummation of the Exchange Offer, for 95% of the Common Stock (subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan), with the amount of Common Stock to be issued to the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

Noteholders to be ratably reduced in the event that less than 100% of the outstanding Notes are tendered and accepted in the Exchange Offer; or in the alternative, (if we did not receive the valid tender of at least 95% in aggregate principal amount of the outstanding Notes or if all other conditions to completion of the Exchange Offer were not satisfied or waived),

•

An in-court financial restructuring, through which we would seek to accomplish the results contemplated by the Exchange Offer through a prepackaged plan of reorganization, which we refer to as the “Prepackaged Plan,” The Prepackaged Plan consisted of:

•

the cancellation of the Notes with each Noteholder receiving in respect of its claims under the Notes (1) if the Shareholder Exchange Consent has been obtained, its pro rata allocation of shares in the aggregate representing 95% of the New Common Stock of the Reorganized Company, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan, or (2) if the Shareholder Exchange Consent has not been obtained, in respect of its claims under the Notes its pro rata allocation of shares in the aggregate representing 97.5% of the New Common Stock, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan and the Shareholder Warrants; and

•

the cancellation of all existing Common Stock, and claims arising therefrom or related thereto, with each Common Stock holder receiving in respect of its Common Stock (1) if the Shareholder Exchange Consent has been obtained, its pro rata allocation of shares in the aggregate representing 5.0% of the New Common Stock in respect of its equity interest, which New Common Stock shall be subject to dilution due to any issuances made pursuant to the 2011 Management Incentive Plan, or (2) if the Shareholder Exchange Consent has not been obtained, its pro rata allocation of (x) shares in the aggregate representing 2.5% of the New Common Stock,

Subsequent to market closure on December 23, 2010, the Company announced that it had successfully completed an out of court financial restructuring to exchange its outstanding 5.50% Convertible Senior Notes due 2026 (the “2006 Notes”) and 5.25% Convertible Senior Notes due 2025 (the “2005 Notes” and, together with the 2006 Notes, the “Notes”) for the Company’s Common Stock on the terms and subject to the conditions in the Company’s effective Registration Statement on Form S-4 (as amended, the “Registration Statement”) under the Securities Act of 1933.

Approximately 98.91% of the outstanding principal of the Company’s outstanding 2005 Notes and approximately 97.62% of the outstanding principal of the Company’s outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. The Exchange Offer expired in accordance with the terms set forth therein at 11:59 PM EST on December 20, 2010. The consummation of the Exchange Offer was conditioned upon, among other things, at least 95% of the aggregate principal amount of the Notes being tendered and not withdrawn. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of Common Stock (as adjusted for the reverse stock split discussed below). In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of Common Stock (as adjusted for the reverse stock split discussed below). As a result of the forgoing transactions:

•

The Company issued approximately 8,398,237 shares of Common Stock (as adjusted for the reverse stock split discussed below) for an aggregate principal amount of the 2005 Notes of $74,186 plus accrued interest.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

•

The Company issued approximately 5,743,001 shares of Common Stock (as adjusted for the reverse stock split discussed below) for an aggregate principal amount of the 2006 Notes of $50,760 plus accrued interest.

•

The Company recorded a gain of $12,050 affecting diluted EPS by $4.67 per share that was recorded separately as Gain on debt for equity exchange in the accompanying consolidated statement of operations for the fiscal year ended January 31, 2011. In accordance with accounting literature related to debt for equity exchanges encompassed in Accounting Standards Codification (the “ASC”) 470-20, Debt with Conversion and Other Features, and 470-60, Debt—Troubled Debt Restructuring by Debtors, we recorded a net gain of $12,050 in connection with the Exchange Offer in December 2010. This gain was calculated taking into account (i) the difference between the carrying value of the approximately 97.62% of our outstanding 5.50% Convertible Senior Notes due 2026 and approximately 98.91% of our 5.25% Convertible Senior Notes due 2025 including accrued interest, adjusted for unamortized debt issuance costs, unamortized debt discount and the estimated fair market value of the Common Stock issued in the exchange as well as (ii) the estimated fair value of the liability and equity components of the notes at the time of the exchange.

•

Expenses from the Exchange Offer included as part of Other expenses, net were approximately $6,600, $1,359 of which was due to the acceleration of vesting on stock compensation and director fees, $4,987 which was due to legal fees and other costs not capitalizable as part of the exchange transaction and a loss on the termination of debt of $1,910 for the Ableco, L.L.C. $20,000 term loan of which $800 was an early termination fee partially offset by a $1,647 gain on the termination of the supplemental retirement plan.

•

The Board of Directors of the Company was reconstituted such that there are now seven directors; one of the seven directors being the Company’s chief executive officer and, of the remaining six directors, five were recommended by the Supporting Noteholders (as defined below) and one, Kevin P. Dowd, the former Chairman of the Company’s board of directors was selected by and from the Company’s current Board of Directors. The remaining member in his capacity as the sole remaining member of the Nominating and Corporate Governance Committee of the board of directors and sole member of the board of directors, appointed the chief executive officer and the five other directors as recommended by the Supporting Noteholders (as defined above) to the board of directors. Thereafter, directors will be nominated for election by stockholders in accordance with the Company’s normal corporate governance procedures.

•

Pursuant to the terms of a Restructuring Support Agreement, dated September 14, 2010, between the Company and certain other parties thereto (the “Supporting Noteholders”), the Company reserved approximately 10% of the outstanding shares of the Company issuable upon exercise of options granted under a new stock incentive plan by the Board of Directors of the Company.

Going Concern and Liquidity:

The Company believed that the completion of the Restructuring was critical to our continuing viability. As described above, in connection with the Company’s filing of its quarterly report on Form 10-Q for the second quarter ended July 31, 2010 issued on September 14, 2010, the Company determined that there was substantial doubt about its ability to continue as a going concern. The Company reached that conclusion given there was a substantial risk that a fundamental change would occur with respect to the Notes in the event our Common Stock was delisted. If we did not complete the Restructuring prior to the time that it was required to purchase the Notes,

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

we would not have the cash on hand to comply with its repurchase obligations. In addition, in the Registration Statement, filed on October 20, 2010 our independent registered public accounting firm updated their report dated April 20, 2010, to include an explanatory paragraph as there was substantial doubt about our ability to continue as a going concern.

As a result of the Restructuring, the Company’s indebtedness was reduced from approximately $175,000 to $50,000, including approximately $2,000 of 2005 and 2006 Notes that were not converted, and the Company’s annual cash interest burden was reduced by approximately $6,700. The Company believes that by addressing the Company’s capital structure and elimination of a substantial interest burden through the Restructuring, implementing its focused pricing strategy, combined with its ongoing efficiency initiatives, the Company will enhance its ability to achieve profitable operations in the future. The Company continues to focus on manufacturing and marketing integrated reserve power systems and components for the standby power market. The Company also continues to implement strategies for responding to changing market conditions, including by implementing various initiatives to increase revenues in North America and focus on the new product development and growth of the Company’s Asian operations.

Although the Company concluded as part of the Registrations Statements filing that there was substantial doubt about the Company’s ability to continue as a going concern, the Company believes that this doubt related to the potential requirement to purchase the Notes totaling approximately $127,000 and not due to cash liquidity relating to operations. In that regard, the following below summarizes the cash utilization during fiscal year 2011 and after giving effect for non-recurring cash items, the Company believes there is adequate liquidity to service operations for the next twelve months.

From the period April 30, 2010 to January 31, 2011, our borrowings under the Company’s Credit Facility increased by approximately $14,200. Of the $14,200 increase, approximately $10,000 relates to specific Restructuring cash payments, including interest on the Notes and professional fees incurred relating to the Restructuring with the balance principally related to trade credit tightening that we would not expect to recur in fiscal year 2012. Excluding the impact of these non-recurring cash usages during this period, the Company’s liquidity remained largely unchanged. At January 31, 2011, the Company has a $75,000 principal amount Line of Credit Facility, which expires in December 2013. The availability under the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.0% or Prime plus 0.5%. As of January 31, 2011, $44,495 was funded on the Credit Facility, and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes. The Company’s liquidity is primarily determined by its availability under the Credit Facility, its unrestricted cash balances and cash flows from operations. If cash requirements exceed the cash provided by operating activities, then the Company would look to its unrestricted cash balances of approximately $3,700 at January 31, 2011 and the undrawn availability under its Credit Facility to satisfy those needs. Important factors and assumptions made by the Company when considering future liquidity include, but are not limited to, the volatility of lead prices, future demand from customers, continued sufficient availability of credit from trade vendors and the ability to re-finance or obtain debt in the future. To the extent unforeseen events occur or operating results are below forecast, the Company believes it can take certain actions to conserve cash, such as delay major capital investments, other discretionary spending reductions or pursue financing from other sources to preserve liquidity, if necessary.

The Company’s liquidity derived from the Credit Facility, as amended, is based on availability determined by a borrowing base. In addition, the Credit Facility requires the Company to meet a minimum fixed charge

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

2. RECENT DEBT AND EQUITY RESTRUCTURING TRANSACTIONS (continued)

coverage ratio if the excess availability falls below $7,500 through August 31, 2011, adjusted to $10,000 thereafter. The fixed charge coverage ratio for the last 12 consecutive fiscal month period shall be not less than 1.10:1.00. We would not have met the fixed charge coverage ratio. This failure is not an event of default under the Credit Facility, but restricts availability otherwise determined. The Credit Facility also previously included minimum EBITDA requirements beginning with the Company’s quarter ending April 30, 2011. Pursuant to an amendment to the Credit Facility in December 2010 these minimum EBITDA requirements were eliminated for the duration of the term of the Credit Facility.

Following the successful Restructuring, favorable Credit Facility amendments and improved operating performance, the Company believes that, for the next twelve months, cash generated from operations together with availability under its Existing Credit Facility will be sufficient to allow the Company to fund its operations and to increase working capital as necessary to support the Company’s strategy.

Other Equity Transactions

Forward Stock Split

On December 21, 2010, the Company filed a previously approved Certificate of Amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s Common Stock from 75,000,000 to 600,000,000, and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding. All of the Company’s stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented has been adjusted to reflect the forward stock split

Subsequent Event—Reverse Stock Split

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that an Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) to decrease the number of authorized shares of the Company’s Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of the stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the effects of the reverse stock split.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill:

Total
Goodwill, January 31, 2009	$59,961
Effect of exchange rate changes on goodwill	3

Goodwill, January 31, 2010	59,964
Effect of exchange rate changes on goodwill	14
Impairment of goodwill	(59,978)

Goodwill, January 31, 2011	$—

Identifiable Intangible Assets:

Identifiable intangible assets as of January 31, 2011, consisted of the following:

January 31, 2011	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(10,630)	$7,210
Intellectual property	4,249	(4,249)	—
Licensing agreements	4,326	(3,276)	1,050
Land use rights	3,618	(277)	3,341

Total intangible assets	$30,033	$(18,432)	$11,601

Identifiable intangible assets as of January 31, 2010, consisted of the following:

January 31, 2010	Gross Assets	Accumulated Amortization	Net
Trade names	$17,840	$(9,738)	$8,102
Intellectual property	4,111	(4,109)	2
Licensing agreements	4,326	(2,883)	1,443
Land use rights	3,501	(198)	3,303

Total intangible assets	$29,778	$(16,928)	$12,850

Based on intangibles recorded at January 31, 2011, the annual amortization expense is expected to be as follows (assuming current exchange rates):

Years Ended January 31,	2012	2013	2014	2015	2016
Trade names	$892	$892	$892	$892	$892
Licensing agreements	394	394	262	—	—
Land use rights	72	72	72	72	72

Total intangible assets	$1,358	$1,358	$1,226	$964	$964

Amortization of identifiable intangible assets was $1,359, $1,367 and $1,392 and for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

The Company estimates that there are no significant residual values related to intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

4. INVENTORIES

Inventories consisted of the following:

	2011	2010
Raw materials	$20,630	$22,035
Work-in-process	22,488	19,811
Finished goods	37,654	34,195

Total	$80,772	$76,041

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

Years Ended January 31,	2011	2010
Land	$3,346	$3,346
Buildings and improvements	59,552	58,452
Furniture, fixtures and equipment	183,100	179,049
Construction in progress	3,875	5,981

	249,873	246,828
Less accumulated depreciation	162,982	156,827

Total	$86,891	$90,001

For the fiscal years ended January 31, 2011, 2010 and 2009, depreciation charged to operations, including property under capital leases, amounted to $8,902, $9,343 and $9,673; and capitalized interest amounted to $87, $279 and $303, respectively.

See Note 15 to the audited consolidated financial statements, Goodwill and Asset Impairments, for a discussion of the impairments to fixed assets recognized during the fiscal years ended January 31, 2011 and 2009.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT

Debt consisted of the following:

Years Ended January 31,	2011	2010
Line of Credit Facility, maximum commitment of $75,000 at January 31, 2011 and 2010; availability is determined by a borrowing base calculation (includes $20,000 related party loan)	$44,495	$18,605
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $95 and $12,591, respectively*	719	62,409
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%.*	1,240	52,000
China Line of Credit; Maximum commitment of 82 million and 60 million RMB (approximately $12,415 and $9,084 and with an effective interest rate of 5.18% and 5.73% as of January 31, 2011 and 2010, respectively)	8,933	8,644
Capital leases	143	225

Total debt	55,530	141,883
Less current portion	2,596	8,777

Total long-term portion	$52,934	$133,106

*	These notes have been classified as current liabilities as a result of the Company’s decision to forgo interest payments on the Notes on November 1, 2010 and November 15, 2010.

Acquisition fees related to debt issuances are classified on the balance sheet as part of Intangible and Other assets, net and had a carrying amount of $1,391 and $2,015 at January 31, 2011 and 2010, respectively.

Credit Facility

At January 31, 2011, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until December 22, 2013 (as adjusted by the third amendment to the Credit Agreement described below) with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.50% to 3.00% (as adjusted by the third amendment to the Credit Agreement described below) or Prime plus 1.00% to 1.50% (as adjusted by the third amendment to the Credit Agreement described below) with the rate premium based on the amount outstanding and quarterly average excess availability. As of January 31, 2011, the maximum availability calculated under the borrowing base was $74,625 of which $44,495 was funded under the revolving line of credit portion of the Credit Facility and $5,417 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes. The Company paid $630 of acquisition fees in the current fiscal year related to amending the credit facility. These fees have been capitalized and are being amortized over the life of the line of credit.

In April 2010, we completed an Amended and Restated Credit Facility Agreement (the “Credit Agreement”). Also, in April 2010, we completed a first amendment (“Amendment 1”) to the Credit Agreement.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT (continued)

Amendment 1 provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of certain of its subsidiaries, as the guarantor, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on December 22, 2013. The term loan tranche bears interest at the rate of 11.0 percent (as adjusted by the third amendment to the Credit Agreement) plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of to $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. Proceeds from the term loan tranche will be utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

On December 14, 2010, the original term loan lender, Ableco, L.L.C. assigned all of its rights and obligations under the Loan agreement in respect to this $20,000 term loan tranche to Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P. (“AG”) a related party of C&D Technologies, Inc. (See Note 21 for additional information). As a result of this assignment, the Company recorded a loss on the termination of debt of $1,910 for the Ableco, L.L.C. $20,000 term loan of which $800 was an early termination fee.

The Credit Agreement, as amended, continues to require the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $7,500 prior to August 1, 2011 adjusting to $10,000 thereafter.

In December 2010, the Company completed a second amendment (“Amendment 2”) to the Credit Agreement. This amendment reduced the availability block from $10,000 to $0. In December 2010, the Company completed a third amendment to the Credit Facility. This amendment adjusted the interest rates on the facility adjusting the rate on the Credit Facility and term loan tranches to the rates described above, removing the EBITDA requirements from Amendment 1, revising the availability block to $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. In addition, the maturity date of the Credit Facility and related term loan tranche were extended to December 22, 2013.

As of January 31, 2011 and 2010, the Company was in compliance with its financial covenants. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

The Credit Agreement provides the Company the ability to incur indebtedness under leasing arrangements of up to $15,000, an increase in permitted borrowings in China from 40,000 RMB (approximately $5,860 US Dollars) to 160,000 RMB (approximately $23,400 US Dollars) and an increase in permitted asset sales baskets. The Company incurred fees of $225 in connection with this amendment that were expensed in fiscal year 2009.

The Credit Agreement includes a material adverse change clause which defines an event of default as a material adverse change in the business, assets or prospects. Company lenders could claim a breach under the material adverse change covenant or the cross-default provisions under the Credit Agreement under certain

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT (continued)

circumstances. An interpretation of events as a material adverse change or any breach of the covenants in the Credit Agreement or the indentures governing the 2005 Notes and 2006 Notes could cause a default under the Credit Agreement and other debt (including the 2005 Notes and 2006 Notes), which would restrict the Company’s ability to borrow under the Credit Agreement, thereby significantly impacting liquidity. The Credit Agreement was amended to waive any default due to the change in control and as a result of any defaults that have or continue to occur under the Indentures governing the 2005 Notes and 2006 Notes. The unamortized balance of $1,180 and $489 of these costs at January 31, 2011 and January 31, 2010, respectively, is included in the accompanying balance sheet.

Convertible Senior Notes 2005

In fiscal year 2011, the Company issued approximately 8,398,237 shares of Common Stock (as adjusted for the reverse stock split discussed elsewhere) in exchange for $74,186 aggregate principal amount of the 2005 Notes plus accrued interest. As a result, $719 of the principal amount remains outstanding as of January 31, 2011, net of $95 of unamortized discounts.

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) which raised proceeds of approximately $72,300, net of $2,700 in issuance costs. These costs are being amortized to interest expense over seven years based on the date that holders can exercise their first put option. The unamortized balance of $4 and $495 of these costs at January 31, 2011 and January 31, 2010, respectively, is included in the accompanying balance sheet.

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

The 2005 Notes mature on November 1, 2025 and require semi-annual interest payments at 5.25% per annum on the principal amount outstanding. Prior to maturity the holders may convert their 2005 Notes into shares of the Company’s Common Stock under certain circumstances. The conversion rate is 4.6326 shares (as adjusted for the forward stock split and reverse stock split discussed herein) per $1 principal amount of 2005 Notes, which is equivalent to a conversion price of approximately $215.86 per share (as adjusted for the forward stock split and reverse stock split discussed herein). At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2005 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the 2005 Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT (continued)

A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $178.40 (as adjusted for the forward stock split and reverse stock split discussed elsewhere). Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

Convertible Senior Notes 2006

In fiscal year 2011, the Company issued approximately 5,743,001 shares of Common Stock (as adjusted for the reverse stock split discussed elsewhere) in exchange for $50,760 aggregate principal amount of the 2006 Notes plus accrued interest. As a result, $1,240 of the principal amount remains outstanding as of January 31, 2011.

On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”) which raised proceeds of approximately $51,700, net of $2,800 in issuance costs. These costs are being amortized to interest expense over five years based on the date that holders can exercise their first put option. The unamortized balance of $11 and $1,030 of these costs at January 31, 2011 and January 31, 2010, respectively is included in the accompanying balance sheet.

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

The 2006 Notes mature on November 1, 2026 and require semi-annual payments at 5.50% per annum on the principal outstanding. Prior to maturity the holders may convert their 2006 Notes into shares of the Company’s Common Stock under certain circumstances. The initial conversion rate is 8.1113 shares (as adjusted for the forward stock split and reverse stock split discussed herein) per $1 principal amount of 2006 Notes, which is equivalent to an initial conversion price of approximately $123.35 per share (as adjusted for the forward stock split and reverse stock split discussed herein). At any time on and after November 15, 2011, the Company may at its option redeem the 2006 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2006 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT (continued)

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $109.59 (as adjusted for the forward stock split and reverse stock split discussed elsewhere). Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

China Line of Credit

On January 18, 2007, as amended in May 2009, the Company entered into a 12 month renewable non-revolving line of credit facility in China. Under the terms of the China Line of Credit, the Company may borrow up to 60,000 RMB (approximately $8,790 US Dollars at January 31, 2010) with an interest rate of 5.73% as of January 31, 2010. This credit line was established to provide the plant in China the flexibility needed to finalize the construction of its new manufacturing facility, which was completed in March 2007 and to fund working capital requirements. This credit facility matured in May 2010.

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82,000 RMB (approximately $12,415 US Dollars at January 31, 2011) from a local Chinese bank (the “Chinese LOC”), of which 59,000 RMB (approximately $8,933 US Dollars at January 31, 2011) was funded as of January 31, 2011. The Chinese LOC replaces the previous China line of credit, discussed above, which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59,000 RMB as of January 31, 2011 have scheduled maturities of various amounts over the term of the loan with the final payment due in May 2015. This loan is secured by our Chinese manufacturing facility located in Shanghai, China.

As of January 31, 2011 and January 31, 2010, approximately $8,933 and $8,644 (in US Dollars at January 31, 2011) respectively, was funded under this facility.

The maximum aggregate amount of loans outstanding under the Credit Facility, 2005 Notes, 2006 Notes, China Line of Credit, at any point during the fiscal year ended January 31, 2011 and 2010 were $185,185 and $157,587, respectively. For the fiscal years ended January 31, 2011 and 2010, the outstanding loans under these credit agreements computed on a monthly basis averaged $162,962 and $145,583 at a weighted-average interest rate of 4.49%, and 4.92%, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

6. DEBT (continued)

As of January 31, 2011, the required minimum annual principal reduction of long-term debt is as follows:

Year Ended January 31,	Amount
2012	$2,692
2013	1,735
2014	48,845
2015	1,528
2016	825
Thereafter	—

Total	$55,625

*	The Credit Facility is assumed to be paid in fiscal year 2013, in accordance with the maturity date in the December 2010 amendment discussed above.

7. STOCK OPTION PLANS

The Company has three stock option plans under which it can currently grant options: the U.K. Stock Option Plan reserved 19,619 shares (as adjusted for the forward and reverse stock splits described below) of Common Stock, the 2007 Stock Incentive Plan reserved 58,858 shares (as adjusted for the forward and reverse stock splits described below) for option grants and the 2011 Stock Option Plan reserved 1,513,997 shares (as adjusted for the forward and reverse stock splits described below). Stock can be granted to officers, directors, employees and consultants of the Company, or an affiliate. In addition, outstanding options remained from the 1996 Stock Option Plan which expired on July 25, 2006 and the 1998 Stock Option Plan which expired on June 30, 2008. The 2011 Stock Option Plan was effective on January 26, 2011 however, shares cannot be issued under this plan until a minimum of 20 calendar days after the mailing of the Information Statement to the stockholders (mailed on February 23, 2011). The 2007 Stock Incentive Plan was approved by the stockholders on June 1, 2006. The 2011 Stock Option Plan was approved by the stockholders effective March 14, 2011. Incentive stock options are to be granted at no less than 100% of the fair market value on the date of grant, with a term of no more than ten years after the date of grant. Nonqualified stock options are to be granted at such price as the Compensation Committee of the Board of Directors deems appropriate, with a term of no more than ten years after the date of grant. The options are exercisable upon vesting as determined by the Compensation Committee at the time the options are granted. The 2011 Stock Option Plan provides that generally, options granted to non-employee directors will vest as to twenty-five percent of the options granted on the second anniversary of the date of grant, and as to the remaining seventy-five percent of the options granted on the fourth anniversary of the date of grant, and the options granted to directors will be subject to a graded vesting period of three years.

Under the provisions of accounting guidance related to stock options, the Company recorded $894 (of which $548 was recorded as part of Other expense, net), $687 and $668 of stock based compensation expense related to stock option awards in its consolidated statement of operations for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The Company granted 19,308 (of which 18,379 were granted as Stock Appreciation Rights (SARs), 13,776 and 15,540 stock option awards (as adjusted for the forward and reverse stock splits described below) for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. Due to the debt for equity exchange more fully described in Note 2 to the audited consolidated financial statements, Recent Debt and Equity Restructuring Transactions, all unvested stock options and SARs vested in fiscal year 2011 and 0 vested in fiscal years 2010 and 2009. Due to the accelerated vesting in fiscal year 2011, there are no remaining compensation expenses to be recognized through fiscal year 2012.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

7. STOCK OPTION PLANS (continued)

On December 21, 2010, we filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 75,000,000 to 600,000,000, and to effect a forward stock split, by which each outstanding share of Common Stock would be combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the forward stock split.

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved that an Amended and Restated Certificate of Incorporation be amended to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) to decrease the number of authorized shares of the Company’s Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of our stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented have been adjusted to reflect the reverse stock split.

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

The following tables summarize activity under all stock option plans (as adjusted for the forward and reverse stock splits described above) for the respective periods:

Years Ended January 31,	2011	2010	2009
Weighted-average fair value of options granted during the year	$37.72	$22.43	$79.00
Intrinsic value of options exercised	$—	$—	$39
Cash received from option exercises	$—	$—	$247

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

7. STOCK OPTION PLANS (continued)

	Beginning Balance Outstanding	Granted During Year	Exercised During Year	Cancelled During Year	Ending Balance Outstanding	Exercisable
BALANCE AT JANUARY 31, 2009
Number of shares	69,190	15,540	1,285	11,927	71,518	45,912
Weighted-average option price per share	$350.68	$159.54	$192.16	$369.28	$304.29	$391.96

BALANCE AT JANUARY 31, 2010
Number of shares	71,518	13,776	—	7,112	78,181	42,157
Weighted-average option price per share	$304.29	$22.43	$—	$436.31	$245.17	$368.77

BALANCE AT JANUARY 31, 2011
Number of shares	78,181	19,308	—	23,766	73,723	73,723
Weighted-average option price per share	$245.17	$37.72	$—	$305.57	$171.26	$171.26

The following table summarizes information about the stock options outstanding at January 31, 2011 (as adjusted for the forward and reverse stock splits described above):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$ 33.13 – $ 38.99	27,456	5.1 Years	$35.93	27,456	5.1 Years	$35.93
$ 53.52 – $ 53.52	196	6.3 Years	$53.52	196	6.3 Years	$53.52
$ 108.31 – $ 160.56	21,032	4.8 Years	$141.44	21,032	4.8 Years	$141.44
$ 173.55 – $ 232.42	12,704	4.9 Years	$195.22	12,704	4.9 Years	$195.22
$ 249.75 – $ 363.93	2,707	4.3 Years	$256.38	2,707	4.3 Years	$256.38
$ 408.27 – $ 565.26	7,000	2.1 Years	$471.47	7,000	2.1 Years	$471.47
$ 681.98 – $ 891.98	2,628	0.2 Years	$830.05	2,628	0.2 Years	$830.05

Total	73,723	4.5 Years	$171.26	73,723	4.4 Years	$171.26

There were 1,552,891 and 32,864 shares available (as adjusted for the forward and reverse stock splits described above) for future grants of options under the Company’s stock option plans as of January 31, 2011 and 2010, respectively.

A summary of the status of the Company’s non-vested stock options as of January 31, 2011, and changes during the fiscal year ended January 31, 2011, is summarized below (as adjusted for the forward and reverse stock splits described above):

	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at January 31, 2010	36,023	$52.24
Granted	19,308	$22.43
Vested	(48,330)	$43.07
Forfeited	(7,001)	$35.93
Non-vested at January 31, 2011	0	$0.00

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

7. STOCK OPTION PLANS (continued)

The fair value of stock options granted during fiscal year 2011, 2010 and 2009 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Years Ended January 31,	2011	2010	2009
Risk-free interest rate	2.01% - 2.63%	2.02% - 2.19%	1.81% - 3.32%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	77.48% - 86.62%	70.09% - 74.88%	50.91% - 62.57%
Expected lives	4.0 - 5.5 Years	5.25 - 5.5 Years	4.5 - 5.5 Years

Stock Awards:

In fiscal year 2011, the Company granted 13,088 restricted stock units and 13,088 performance share units (as adjusted for the forward and reverse stock splits described below) to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. In fiscal year 2010 the Company granted a total of 6,236 restricted stock awards to the directors with a vesting period of one year. In fiscal year 2010, the Company granted 8,231 restricted stock awards and 6,583 performance shares (as adjusted for the forward and reverse stock splits described below) to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On May 1, 2008, the Company granted 3,561 restricted stock awards and 3,561 performance shares (as adjusted for the forward and reverse stock splits described below) to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan. On July 1, 2008 the Company granted 481 restricted stock awards (as adjusted for the forward and reverse stock splits described below) to the directors with a vesting period of one year. In accordance with applicable accounting guidance, the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line basis over the requisite service period for each separately vesting portion of the award for awards based on time and, for performance based awards, on the probability that the performance goals will be attained. The restricted stock awards vest ratably over four years. Compensation expense of $651 (of which $394 was recorded as part of Other expense, net), $598 and $418 was reported for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The performance shares vest at the end of the performance period upon the achievement of pre-established financial objectives. In the fiscal year ended January 31, 2011 $110 of expense was recorded as part of Other expense, net as the result of acceleration of vesting due the debt for equity exchange. No compensation expenses were recorded for the fiscal years ended January 31, 2010 and 2009 for performance related awards issued and are not included in the table below. As of January 31, 2011 there were zero performance shares issuable.

A summary of the status of the Company’s non-vested restricted stock awards as of January 31, 2011, and changes during the fiscal year ended January 31, 2011, is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2010	18,154	$66.52
Granted	13,088	$37.72
Vested	(28,543)	$55.05
Forfeited	(2,699)	$49.44

Non-vested at January 31, 2011	0	$0.00

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

7. STOCK OPTION PLANS (continued)

Rights Plan:

In February, 2000, the Company’s Board of Directors declared a dividend of one common stock purchase right (“Right”) for each share of Common Stock outstanding on March 3, 2000 to the stockholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as rights agent. On November 15, 2004, an amendment was signed among the Company, Mellon Investor Services LLC and the Bank of New York whereby Mellon Investor Services LLC resigned as rights agent effective as of 12:00 A.M., New York time, November 30, 2004. We appointed the Bank of New York Mellon (formerly Bank of New York) as successor rights agent effective as of 12:01 A.M., New York time, December 1, 2004. On February 26, 2010 an amendment was signed between the Company and Bank of New York Mellon (formerly Bank of New York) revising the final expiration date to March 2, 2010 as well as changing the purchase price of the rights (see Company’s Forms 8-K and 8-A/A filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2010 for additional information). Upon the occurrence of certain events, each Right will entitle the registered holder to purchase from us one one-hundredth of a share of Common Stock at a purchase price of $509.70 per one one-hundredth of a share (as adjusted for the forward and reverse stock splits described elsewhere), subject to adjustment, as stated in the Rights Agreement, as amended. Upon the occurrence of certain events involving a hostile takeover of the Company, unless the Company’s Board of Directors acts otherwise, each holder of a Right, other than Rights beneficially owned by the acquiring company, will thereafter have the right to receive upon exercise: (i) that number of shares of our Common Stock having a market value equal to two times the purchase price of the Right or (ii) that number of shares of Common Stock of the acquiring company that at the time of the transaction has a market value of two times the exercise price of the Right.

8. INCOME TAXES

The components of loss before income taxes and noncontrolling interest were as follows:

Years Ended January 31,	2011	2010	2009
Domestic	$(69,544)	$(23,401)	$(14,770)
Foreign	780	(156)	(687)

Loss before income taxes and noncontrolling interest	$(68,764)	$(23,557)	$(15,457)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

8. INCOME TAXES (continued)

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of operations consisted of the following:

Years Ended January 31,	2011	2010	2009
Current:
Federal	$(114)	$—	$—
State	14	88	(89)
Foreign	396	725	670

	296	813	581

Deferred:
Federal	(12,380)	1,395	1,396
State	(1,088)	(12)	100
Foreign	(35)	27	(84)

	(13,503)	1,410	1,412

Total	$(13,207)	$2,223	$1,993

Effective income tax rate	19.2%	(9.4)%	(12.9)%

The components of the deferred tax asset and liability as of January 31, 2011 and 2010 were as follows:

Years ended January 31,	2011	2010
ASSETS
Vacation and compensation accruals	$2,420	$4,026
Bad debt, inventory and return allowances	1,398	280
Warranty reserves	2,743	2,348
Postretirement benefits	731	793
Net operating losses and Capital Losses	87,288	85,123
Environmental reserves	903	434
Other accruals	464	283
Pension obligation	12,025	10,754
Tax Credits	911	1,171
Depreciation and amortization	3,498	—
Derivatives	—	186

Total deferred tax assets	112,381	105,398

LIABILITIES
Amortization of Debt Discount	(35)	(4,660)
Derivatives	(112)	—
Depreciation and amortization	—	(11,431)
Unrepatriated earnings	(6,367)	(8,362)

Total deferred tax liability	(6,514)	(24,453)

Valuation allowance	(105,563)	(94,148)

Net deferred tax (liability) asset	$304	$(13,203)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

8. INCOME TAXES (continued)

In fiscal year 2007, the Company established a valuation allowance against certain deferred tax assets related to the Company’s joint venture in China based on negative evidence regarding the realizability of these assets. The valuation allowance was decreased by $181 as a result of current year activity. During fiscal year 2008, the Company recognized a gain on the involuntary conversion of their facility in China for financial statement purposes. For local Chinese tax purposes, this gain was exempt from income tax.

As of January 31, 2011 the Company had federal net operating loss carryforwards of approximately $137,567, state net operating loss carryforwards of $127,055 and foreign net operating loss carryforwards of $13,987. These losses and credits begin to expire in varying amounts from January 31, 2012 to January 31, 2031, while a portion of the net operating losses generated in foreign jurisdictions do not have an expiration date. In addition, as of January 31, 2011 the Company has U.S alternative minimum tax credits carryfowards and foreign tax credits carryforwards in the amount of $47, and $864 respectively. As a result of the sale of the Power Electronics division in fiscal year 2008, the company generated federal and state capital loss carryforwards of $124,845, a majority of which will expire, if unused, by fiscal year ended January 31, 2013.

In connection with the debt for equity exchange discussed in Note 2 for book purposes the Company recorded a net gain on the exchange of $12,050. For income tax purposes the Company has estimated the debt for equity exchange will result in the recognition of a gain on Cancellation of Indebtedness Income (“COD income”) of approximately $9,500. For purposes of the fiscal year 2011 tax provision, the Company believes that such COD Income will be offset by current year tax operating losses.

Reconciliations of the provision (benefit) for income taxes at the U.S. statutory rate to the (benefit) provisions for income taxes at the effective tax rates for the fiscal years ended January 31, 2011, 2010 and 2009, respectively, are as follows:

Years Ended January 31,	2011	2010	2009
U.S. statutory income tax	$(23,380)	$(8,009)	$(5,255)
Effect of:
State tax, net of federal income tax benefit	(2,208)	(171)	(136)
Tax effect of foreign operations	(1,450)	345	13
Provision to return	(7)	(424)	3,097
Change in valuation allowance	11,508	10,337	4,199
Goodwill Imairment	3,799	—	—
Debt Restructuring	(3,898)	—	—
Other	2,429	145	75

Total provision for income taxes at the effective rate	$(13,207)	$2,223	$1,993

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

The total amount of unrecognized tax benefits as of January 31, 2011 was $546, which includes $0 of accrued interest related to unrecognized income tax benefits which the Company recognizes as a component of the provision for income taxes. Of the $546 of unrecognized tax benefits, $360 relates to tax positions which if recognized would impact the effective tax rate, not considering the impact of any valuation allowance. Of the $360, $360 is attributable to uncertain tax positions with respect to certain deferred tax assets which if recognized would currently be offset by a full valuation allowance due to the fact that at the current time it is more likely than not that these assets would not be recognized due to a lack of sufficient projected income in the future.

The following is a roll-forward of the changes in the unrecognized tax benefits:

	2011	2010	2009
Total unrecognized tax benefits as of beginning of the fiscal year	$566	$714	$1,063
Gross amount of (increases) decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	—	(119)	(122)
Reduction to unrecognized tax benefits related to settlements with the taxing authorities	(20)	(29)	(93)
Reduction to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	—	—	(134)

Total unrecognized tax benefits as of the end of the fiscal year	$546	$566	$714

Total unrecognized tax benefits that would impact the effective tax rate if recognized	$360	$378	$484

Total amount of interest and penalties recognized in the accompanying consolidated statements of operations for the year ended January 31,	$—	$7	$(68)

Total amount of interest and penalties recognized in the accompanying consolidated balance sheets as of January 31,	$—	$7	$20

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

8. INCOME TAXES (continued)

The Company has significant federal and state net operating losses carryforwards available, which begin to expire in varying amounts from January 31, 2012 to January 31, 2031. The Company believes that the future use or the amount if any of its loss carryforwards will be substantially restricted as a result of changes in ownership as defined by rules and limitations, set out in Section 382 of the Internal Revenue code. This would have no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has been established against these net operating losses.

9. COMMITMENTS AND CONTINGENCIES

(A) Operating Leases:

The Company leases certain manufacturing and office facilities and certain equipment under operating lease agreements in accordance with accounting guidance for leases. Certain leases contain renewal options and some have purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance. As of January 31, 2011, the Company had future minimum annual lease obligations, net of sublease income, under leases with noncancellable lease terms in excess of one year as follows:

Years Ended January 31,	Amount
2012	$1,515
2013	1,379
2014	1,339
2015	1009
2016	1001
Thereafter	1,361

Total	$7,604

Total rent expense, net of sublease income, for all operating leases for the fiscal years ended January 31, 2011, 2010 and 2009, was $2,082, $2,734 and $2,605, respectively.

(B) Contingent Liabilities:

Legal

The Company is involved in ordinary, routine litigation incidental to the conduct of the company’s business. None of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business—Environmental Regulations for a description of certain legal proceedings in which we are involved.

In April and August 2008, pursuant to a Purchase Agreement (the “Murata Purchase Agreement”) dated June 19, 2007 between Murata Manufacturing Co. Ltd. (“Murata Manufacturing”) and C&D, Murata Electronics, North America, Inc. (“Murata Electronics”) as assignee of Murata Manufacturing Co. Ltd. provided to C&D written notices of a claim for indemnification under Article VIII of the Murata Purchase Agreement seeking indemnity and defense relating to patent infringement claims asserted by SynQor Inc. against Murata Electronics, Murata Manufacturing and the former C&D companies now known as Murata Power Solutions, Inc. (“MPS”), and numerous other defendant parties. In these notices Murata Electronics failed to provide any information regarding the claims made against MPS specifically and failed to adequately state a basis for an indemnifiable

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

9. COMMITMENTS AND CONTINGENCIES (continued)

claim under the Murata Purchase Agreement. In January 2011, Murata Electronics provided a third notice, referencing the prior notices, and now stating that a judgment had been entered against MPS in the amount of approximately $18,000 and that Murata Electronics had incurred legal fees of approximately $2,000, all for which Murata Electronics was seeking indemnification and payment. At this time, the Company is not aware of any information that would indicate its liability for the claimed loss amount, continues to contest the validity of the claim for indemnity and the underlying basis thereof, and is defending such claim accordingly. We do not expect that this claim will have a material adverse effect on our business, financial condition or results of our operations.

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

Pursuant to a 1996 Site Participation Agreement, as later amended in 2000, the Company and several other potentially responsible parties (“PRP”s) agreed upon a cost sharing allocation for performance of remedial activities required by the United States EPA Administrative Order Consent Decree entered for the design and remediation phases at the former NL Industries, Inc. (“NL”) site in Pedricktown, New Jersey, Third Party Facility. In April 2002, one of the original PRPs, Exide Technologies (“Exide”), filed for relief under Chapter 11 of Title 11 of the United States Code. In August 2002, Exide notified the other PRPs that it would no longer be taking an active role in any further action at the site and discontinued its financial participation, resulting in a pro rata increase in the cost participation of the other PRPs, including the Company, for which the Company’s allocated share rose from 5.25% to 7.79%.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

9. COMMITMENTS AND CONTINGENCIES (continued)

In August 2002, the Company was notified of its involvement as a PRP at NL’s Atlanta, Northside Drive Superfund site. NL and Norfolk Southern Railway Company have been conducting a removal action on the site, preliminary to remediation. The Company, along with other PRPs, continues to negotiate with NL at this site regarding the Company’s share of the allocated liability.

The Company has terminated operations at its Huguenot, New York, facility, and has completed facility decontamination and disposal of chemicals and hazardous wastes remaining at the facility following termination of operations in accordance with applicable regulatory requirements. The Company is also aware of the existence of soil and groundwater contamination at the Huguenot, New York, facility, which is expected to require expenditures for further investigation and remediation. The Company is currently investigating the presence of lead contamination in soils at and adjacent to the facility. Additionally, the site is listed by the New York State Department of Environmental Conservation (“NYSDEC”) on its registry of inactive hazardous waste disposal sites due to the presence of fluoride and other contaminants in and underlying a lagoon used by the former owner of this site, Avnet, Inc., for disposal of wastewater. Contamination is present at concentrations that exceed state groundwater standards. In 2002, the NYSDEC issued a Record of Decision (“ROD”) for the soil remediation portion of the site. A ROD for the ground water portion has not yet been issued by the NYSDEC. In 2005, the NYSDEC also requested that the parties engage in a Feasibility Study, which the parties have conducted in accordance with a NYSDEC approved work plan. In February 2000, the Company filed suit against Avnet, Inc., and in December 2006, the parties executed a settlement agreement which provides for a cost sharing arrangement with Avnet, Inc. bearing a majority of the future costs associated with the investigation and remediation of the lagoon-related contamination.

C&D, together with Johnson Controls, Inc. (“JCI”), is conducting an assessment and remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing clean-up project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing off-site disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to share with JCI the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds in groundwater.

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both on-site and off-site. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, the Company has completed remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner.

The Company accrues reserves for liabilities in its consolidated financial statements and periodically reevaluates the reserved amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of January 31, 2011, accrued environmental reserves totaled $2,431 consisting of $1,807 in other current liabilities and $624 in other liabilities. Based on currently available information, the Company believes that appropriate reserves have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

(C) Purchase Commitments:

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into February 2012. The estimated commitments are approximately $76,000 in the fiscal year ended January 31, 2012 and $1,000 during the fiscal year ended January 31, 2013. The Company has also committed to purchase new machinery at an estimated cost of $533 to be installed within the next year.

10. MAJOR CUSTOMER

One customer, Emerson Electric Company and Subsidiaries, accounted for 9.4%, 12.9% and 17.4% of the Company’s consolidated net sales for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

12. FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at January 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,708	$3,708	$2,700	$2,700
Investments held for deferred compensation plan	—	—	321	321
Debt, excluding capital leases	55,387	54,808	141,658	107,282
Commodity hedges	—	—	(643)	(643)

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

Long-term debt—the fair value of the Notes was determined using available market prices as of the last date traded which was January 14, 2011. The carrying value of the Company’s remaining long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

Commodity hedges—the fair value was determined using available market prices at the balance sheet date of commodity hedge contracts with similar characteristics and maturity dates.

13. DERIVATIVE INSTRUMENTS

The Company follows the applicable accounting guidance for accounting for derivative instruments and hedging activities. This guidance establishes accounting and reporting standards for derivative instruments. Specifically, it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either equity as accumulated other comprehensive (loss) income (“AOCI”) or net (loss) income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

13. DERIVATIVE INSTRUMENTS (continued)

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

Commodity risk—The Company enters into financial instruments hedges with counterparties to mitigate its exposure to the volatility of the price of lead, which is the primary raw material component of the Company. The agreements are with major financial institutions with maturities generally less than one year. The Company employs cash flow hedge accounting in the treatment of these contracts. Changes in the value of the contracts are marked to market each month and the gains and losses are recorded in other comprehensive loss until they are released to the income statement through cost of goods sold in the same period as is the hedged item (lead). The notional amount of the lead forward contracts as of January 31, 2011 and 2010 was $0 and $6,907, respectively. Commodity derivatives are designated as cash flow hedges of anticipated lead purchases and scheduled interest payments, respectively. The fair values of these derivatives are accumulated in other comprehensive loss in Equity and are released to earnings during the period in which the hedged items impact earnings.

The Company had raw material commodity arrangements for 0 metric tons of base metals at January 31, 2011 and 3,103 metric tons at January 31, 2010.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

13. DERIVATIVE INSTRUMENTS (continued)

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

Years Ended January 31,	2011	2010	Balance Sheet Location
Derivatives designated as hedging instruments:
Commodity Hedges	0	(643)	Other current liabilities

Total fair value	$0	($643)

The Company estimates that $318 of net derivatives gains in AOCI as of January 31, 2011 will be reclassified into earnings in the next twelve months.

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Location of Gain (Loss) Reclassified from AOCI into Income
	2011	2010	2009	2011	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Commodity Hedges	$625	$527	$(8,597)	$(178)	$(1,802)	$(10,049)	Cost of Sales

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

Benefit payments for the Company’s pension and post retirement plans are expected to be paid as follows:

Years Ended January 31,	Pension Plans	Postretirement Plans

2012	$4,505	$177
2013	4,820	172
2014	5,015	159
2015	5,177	178
2016	5,478	195
2017 – 2021	30,244	1,010

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (continued)

The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the fiscal years ended January 31, 2011 and 2010 and a statement of the funded status as of January 31, 2011 and 2010. The measurement dates are January 31, 2011 and 2010.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$81,506	$72,196	$2,144	$1,969
Service cost	1,386	1,034	71	59
Interest cost	4,668	4,525	115	126
Actuarial (gain) loss	5,314	7,803	(237)	123
Benefits paid	(4,175)	(4,052)	(125)	(133)

Benefit obligation at end of year	$88,699	$81,506	$1,968	$2,144

Change in plan assets:
Fair value of plan assets at beginning of year	51,151	43,603	—	—
Actual return on plan assets	6,297	9,264	—	—
Employer contributions	3,087	2,336	125	133
Benefits paid	(4,175)	(4,052)	(125)	(133)

Fair value of plan assets at end of year	56,360	51,151	—	—

Reconciliation of funded status:
Funded status	(32,338)	(30,355)	(1,968)	(2,144)
Unrecognized actuarial loss	38,888	38,925	(174)	66
Unrecognized prior service cost	—	—	(13)	(804)

Net amount recognized at measurement date at end of year	$6,550	$8,570	$(2,155)	$(2,882)

Amounts recognized in the statement of financial position consist of:
Accumulated other comprehensive income	38,888	38,925	(187)	(738)
Accrued benefit liability	(32,338)	(30,355)	(1,968)	(2,144)

Net amount recognized at end of fiscal year	$6,550	$8,570	$(2,155)	$(2,882)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (continued)

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$1,386	$1,034	$1,181	$71	$58	$67
Interest cost	4,668	4,525	4,847	115	126	129
Expected return on plan assets	(4,115)	(3,615)	(5,420)	—	—	—
Amortization of prior service costs	—	—	—	(791)	(804)	(871)
Recognized actuarial loss/(gain)	3,169	2,770	1,276	4	(1)	(5)

Net periodic benefit cost	$5,108	$4,714	$1,884	$(601)	$(621)	$(680)

Weighted-average assumptions used to determine benefit obligation as of January 31*:
Discount rate	5.40%	5.75%	6.60%	5.40%	5.75%	6.60%
Rate of compensation increase***	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net cost for the periods ended January 31**:
Discount rate	5.75%	6.60%	6.35%	5.75%	6.60%	6.35%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase**	4.00%	4.00%	4.00%	N/A	N/A	N/A

*	Determined as of the end of the fiscal year.
**	Determined as of the beginning of the fiscal year.
***	Rate relates to certain employees. Some covered employees have benefits unrelated to rate of pay.

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

The accumulated benefit obligation exceeded the plan assets for the two domestic plans at January 31, 2011. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $88,699, $85,190 and $56,360 respectively for fiscal year 2011. At January 31, 2010, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $81,506, $79,370 and $51,151, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (continued)

The pension plans have the following asset allocations, as of their measurement dates:

	Actual Percentage of Plan Assets at:
	January 31, 2011	January 31, 2010

ASSET CATEGORY
Equity Securities—Domestic	28.30%	30.90%
Equity Securities—International	13.10%	9.10%

Total	41.40%	40.00%

Debt Securities	48.50%	49.10%
Other	10.10%	10.90%

Total	100.00%	100.00%

The Pension Plans’ investment policy includes the following asset allocations guidelines:

Plans Policy Target*
ASSET CLASS
Fixed Income	47.00%
Domestic Income	32.00%
International Equity	10.00%
Other*	11.00%

*	Represents pension plan assets that are invested in a broadly diversified alternative investment which consists of 30-40 hedge funds of different styles and asset types (equity long/short, sovereign debt and mortgage hedging, etc.).

The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans’ assets. Equity Securities—Domestic includes Company Common Stock in the amounts of $87 (0.2% of total plan assets) and $393 (0.9% of total plan assets) at January 31, 2011 and 2010, respectively.

In fiscal year 2012 the Company expects to make required contributions totaling approximately $8,000 to its pension plans.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (continued)

The following table sets forth by level, within the fair value hierarchy, the Plan’s financial instruments carried at fair value as of January 31, 2011 and 2010:

January 31, 2011	Total	Level 1	Level 2	Level 3
Mutual funds:
Equity funds	$23,241	$23,241	$—	$—
Fixed income funds	27,368	27,368
Common Stock	87	87
Other Assets	5,664			5,664

Total assets at fair value	$56,360	$50,696	$—	$5,664

January 31, 2010	Total	Level 1	Level 2	Level 3
Mutual funds:
Equity funds	$20,088	$20,088	$—	$—
Fixed income funds	25,112	25,112
Common Stock	393	393
Other Assets	5,558			5,558

Total assets at fair value	$51,151	$45,593	$—	$5,558

The following table presents a reconciliation of changes in the fair value of the Plan’s Level 3 assets for the fiscal year ended January 31, 2011 and 2010:

Balance, February 1, 2009	$4,295
Purchases of additional investments	1,000
Appreciation in fair value of investment	263

Balance, January 31, 2010	$5,558
Purchases of additional investments	$—
Appreciation in fair value of investment	106

Balance, January 31, 2011	$5,664

The fair values presented above were determined based on valuation techniques categorized as follows:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes its valuation methods are appropriate and consistent with other

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

14. EMPLOYEE BENEFIT PLANS (continued)

market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company has a 401K Plan that eligible employees may contribute to. Certain employees are eligible to participate in various defined contribution retirement plans. The Company’s contributions under the plans are based on either specified percentages of employee contributions or specified percentages of the employees’ earnings. The Company’s expense was $0, $855 and $985 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) that covers certain executives. Due to the change of control created by the debt for equity exchange, the SERP was paid in full to covered personnel in the fiscal year ended January 31, 2011 which reduced recorded expenses. The SERP is a non-qualified, unfunded deferred benefit compensation plan. Expenses related to this SERP, which were actuarially determined, were ($1,498), $162 and $157 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The total obligation for these plans was $0 and $4,222 as of January 31, 2011 and 2010, respectively.

The Company has a Deferred Compensation Plan that covers certain senior management employees and non-employee members of the Company’s Board of Directors. With the exception of administration costs, which are paid by the Company, this non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited in individual trust (known under current tax law as a ‘rabbi trust’) accounts. The Company follows the provisions of accounting guidance related to deferred compensation arrangements. The guidance requires that (i) the accounts of the rabbi trust be consolidated with the accounts of the Company; (ii) the Company stock be classified and accounted for in equity, in a manner similar to the way in which treasury stock is accounted for; (iii) the diversified assets be accounted for in accordance with accounting standards for the particular asset; and (iv) the deferred compensation obligation be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the participant. At January 31, 2011 and 2010, the liability for the Company’s Deferred Compensation Plan was $0 and $488, respectively, and was included in other liabilities. Due to the change in control created by the debt for equity exchange, all balances in this plan were paid to participants in the fiscal year ended January, 31, 2011.

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

During fiscal year 2009 the Company determined that there was an impairment of long-lived assets. As a result, the Company recorded a pre-tax asset impairment charge related to one of its closed manufacturing facilities of $1,222. The impairment charge resulted from the Company’s inability to sell the site as a result of

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

15. GOODWILL AND ASSET IMPAIRMENTS (continued)

market conditions. This charge is included in the cost of sales on the consolidated statement of operations. The remaining value of the building of $500 is classified as Intangible and other assets, net on the balance sheet as of January 31, 2011 and as Assets held for sale on the balance sheet as of January 31, 2010.

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

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax impairment charge of $59,978 representing the full value of goodwill. As discussed in Note 8 to the audited consolidated financial statements, Income Taxes, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the fiscal year ended January 31, 2011, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability. As a result the goodwill impairment recorded, net of tax benefits for the fiscal year ended January 31, 2011 was $45,733.

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

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Closure costs incurred during the fiscal year ended January 31, 2011 include $434 in severance costs and $1,523 in fixed asset impairment charges and $326 in other costs. Additional closure costs of approximately $300 related to move costs and additional severance are expected to be recorded over the next nine to twelve months.

A reconciliation of the beginning and ending liability and related activity is shown below.

	Balance at January 31, 2010	Provision Additions	Expenditures	Balance at January 31, 2011
Severance	$76	$434	$104	$406
Fixed asset impairment		1,523	1,523	—
Other		326	94	232

Total	$76	$2,283	$1,721	$638

17. QUARTERLY FINANCIAL DATA (unaudited)

Quarterly financial data for the fiscal years ended January 31, 2011 and 2010, follow:

Year Ended January 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$84,703	$83,835	$87,623	$98,670
Gross profit	9,978	11,033	10,795	17,213
Operating income (loss)	(1,032)	(59,743)	(526)	4,194
Net (loss) income attributable to C&D TECHNOLOGIES, INC.	(5,604)	(50,680)	(6,445)	6,583
(Loss) income per common share—basic and diluted:
Basic	(5.42)	(48.91)	(6.20)	0.92
Diluted	(5.42)	(48.91)	(6.28)	0.92

Year Ended January 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$73,665	$82,434	$91,210	$88,400
Gross profit	5,345	10,003	13,010	9,176
Operating loss	(5,775)	(1,907)	(555)	(2,829)
Net loss attributable to C&D TECHNOLOGIES, INC.	(9,758)	(5,616)	(3,440)	(6,724)
Loss per common share—basic and diluted:
Basic	(9.46)	(5.44)	(3.33)	(6.52)
Diluted	(9.46)	(5.44)	(3.34)	(6.53)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

17. QUARTERLY FINANCIAL DATA (unaudited) (continued)

The sum of the quarterly net loss per share applicable to common stockholders does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

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

Summarized financial information related to the geographic areas in which the Company operated at January 31, 2011, 2010 and 2009, and for each of the fiscal years then ended is shown below:

Years Ended January 31,	2011	2010	2009
Net sales*:
United States	$254,183	$255,214	$297,549
China	36,094	18,885	12,763
Other countries	64,554	61,610	55,228

Consolidated totals	$354,831	$335,709	$365,540

Long-lived assets:
United States	$42,133	$47,265	$41,419
China	34,372	31,571	29,818
Mexico	10,569	11,654	14,265
Other countries	52	79	68

Consolidated totals	$87,126	$90,569	$85,570

*	Net sales by geographic area are determined by the location of the customer.

19. WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

Years Ended January 31,	2011	2010	2009
Balance at beginning of period	$6,481	$8,069	$11,276
Current year provisions, net of recoveries	5,751	5,129	4,985
Expenditures	(4,656)	(6,717)	(8,199)
Effect of foreign currency translation	—	—	7

Balance at end of period	$7,576	$6,481	$8,069

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

19. WARRANTY (continued)

As of January 31, 2011, accrued warranty obligations of $7,576 include $3,168 in current liabilities and $4,408 in other liabilities. As of January 31, 2010, accrued warranty obligations of $6,481 include $2,511 in current liabilities and $3,970 in other liabilities.

Certain warranty costs associated with the disposal of the Motive Division were not assumed by the buyer and are included in the table above that are associated with this Division which is part of discontinued operations. Current year provisions include $0 from discontinued operations for both fiscal years 2011 and 2010, respectively. Expenditures include $155, of which $147 were non-cash adjustments and $2,603, of which $939 were non-cash adjustments reflecting updated payment estimates, from discontinued operations in fiscal years 2011 and 2010, respectively.

20. ACCUMULATED OTHER COMPREHENSIVE LOSS

Years Ended January 31,	2011	2010
Cumulative translation adjustment	$(5,189)	$(6,000)
Accumulated net unrealized holding gain (loss) on derivatives	306	(497)
Adjustment to initially apply defined benefit plan standard	(4,459)	(4,459)
Minimum pension liability adjustment	(34,147)	(32,700)

Total accumulated other comprehensive loss attributable to C&D Technologies, Inc.	$(43,489)	$(43,656)

21. RELATED PARTY TRANSACTIONS

On December 23, 2010, the Company announced that it had completed the Exchange Offer on the terms and subject to the conditions in the Company’s Registration Statement under the Securities Act.

Approximately 98.91% of the outstanding principal amount of the Company’s outstanding 2005 Notes and approximately 97.62% of the outstanding principal amount of the Company’s outstanding 2006 Notes, for an aggregate of approximately 97.99% of the outstanding principal amount of the Notes, were validly tendered and not validly withdrawn in the Exchange Offer. In exchange for each $1 of principal amount of the 2005 Notes accepted in the Exchange Offer, holders of the 2005 Notes received 113.21 shares of common stock of the Company. In exchange for each $1 of principal amount of the 2006 Notes accepted in the Exchange Offer, holders of the 2006 Notes received 113.14 shares of common stock of the Company. Pursuant to the Exchange Offer we were able to reduce our total debt from approximately $175,000 to $50,000.

Prior to the Exchange Offer, AG owned approximately $60,500 of the 2005 Notes and approximately $26,600 of the 2006 Notes. Following the consummation of the Exchange Offer and the transactions contemplated thereby, AG beneficially owned approximately 65% of the Company’s issued and outstanding shares of common stock, with such shares of common stock representing approximately 65% of the voting power of the Company’s outstanding common stock. Accordingly, following the consummation of the Exchange Offer and the transactions contemplated thereby, AG acquired control of the Company. Concurrently and in connection with the completion of the Exchange Offer, AG, Bruce & Co. and the Company entered into an Investors’ Rights Agreement that, among other things, provides such stockholders with certain shelf and piggyback registration rights with respect to the Company’s common stock. Additionally, in connection with the Exchange Offer, the Company agreed to pay all of the fees and expenses incurred by AG and Bruce & Co., which at the time of consummation of the Exchange Offer were approximately $1,200.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

21. RELATED PARTY TRANSACTIONS (continued)

Additionally, the Company has a $20,000 term loan with Silver Oak Capital, L.L.C. an affiliate of AG outstanding as of January 31, 2011. During the fiscal year ended January 31, 2011, the Company incurred fees of $29 and interest of $382 related to this term loan.

22. FAIR VALUE MEASUREMENT

Fair value measurements for financial assets and liabilities relates primarily to the derivative contracts and investments related to the deferred compensation plan. The Company utilizes the market approach to measure fair value for the financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The accounting guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

There were no assets or liabilities held as of January 31, 2011 measured at fair value on a recurring basis. The following table represents the assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 and the basis for that measurement:

2010	Total	Level 1	Level 2	Level 3
Investments held for deferred compensation plan	$321	$321	$—	$—
Commodity hedge liabilities	(643)	—	(643)	—

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

23. OTHER EXPENSE, NET

Other expense, net on the consolidated financial statements consist of:

	2011	2010	2009
Acceleration of vesting on stock compensation and director fees	$1,359	$—	$—
Loss on early extinguisment of Ableco term loan	1,910	—	—
Legal and other professional fees not capitalizeable as part of the Exchange offer	4,987	—	—
Gain on supplemental retirement plan termination	(1,647)	—	—

Total Other Expenses associated wth Exchange offer	6,609	—	—
Environmental costs, closed facilities	1,498	463	—
(Gain) loss on foreign exchange	84	(13)	1,128
Other	808	(166)	547

Total Other Expenses	$8,999	$284	$1,675

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II.

VALUATION AND QUALIFYING ACCOUNTS

for the fiscal years ended January 31, 2011, 2010 and 2009

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Additions (Reductions) Charged to Other Accounts	Translations	Balance at End of Period
Deducted from Assets
Valuation allowance for deferred tax assets:
Year ended January 31, 2011	$94,148	$11,508	$238	$(331)	$105,563
Year ended January 31, 2010	84,539	10,337	(708)	(20)	94,148
Year ended January 31, 2009	73,208	4,199	7,734	(602)	84,539

S-1