Form 10-Q
period 2011-04-30
C&D TECHNOLOGIES INC
filed 2011-06-08
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2011, 15,196,563 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,456	$3,708
Restricted cash	120	—
Accounts receivable, less allowance for doubtful accounts of $830 and $981	63,009	61,188
Inventories	79,601	80,772
Deferred taxes	257	251
Other current assets	4,424	4,508

Total current assets	152,867	150,427

Property, plant and equipment, net	86,636	86,891
Deferred income taxes	250	249
Intangible and other assets, net	13,455	13,726

TOTAL ASSETS	$253,208	$251,293

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,607	$2,596
Accounts payable	35,366	39,477
Accrued liabilities	12,861	13,847
Deferred income taxes	27	97
Deferred revenue	2,489	3,588
Other current liabilities	6,482	5,955

Total current liabilities	59,832	65,560

Deferred income taxes	99	98
Long-term debt	39,041	32,934
Long-term debt - related party	20,000	20,000
Other liabilities	39,831	39,169

Total liabilities	158,803	157,761

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	April 30, 2011	January 31, 2011

Commitments and contingencies (see Note 9)

Equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 15,306,936 and 15,306,915 shares issued and 15,196,563 and 15,196,542 outstanding at April 30, 2011 and January 31, 2011, respectively	153	153
Additional paid-in capital	202,581	202,350

Treasury stock, at cost, 110,373 and 110,373 shares, respectively	(39,200)	(39,200)
Accumulated other comprehensive loss	(42,661)	(43,489)
Accumulated deficit	(39,105)	(38,480)

Total stockholders’ equity attributable to C&D Technologies, Inc.	81,768	81,334
Noncontrolling interest	12,637	12,198

Total equity	94,405	93,532

TOTAL LIABILITIES AND EQUITY	$253,208	$251,293

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2011	2010
NET SALES	$88,311	$84,703
COST OF SALES	75,507	74,725

GROSS PROFIT	12,804	9,978

OPERATING EXPENSES:
Selling, general and administrative expenses	10,435	9,222
Research and development expenses	1,595	1,788

OPERATING INCOME (LOSS)	774	(1,032)

Interest expense, net	1,231	3,348
Other (income) expense, net	(120)	736

LOSS BEFORE INCOME TAXES	(337)	(5,116)
Income tax provision	66	394

NET LOSS	(403)	(5,510)
Net income attributable to noncontrolling interests	222	94

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(625)	$(5,604)

Loss per share:
Basic and Diluted:
Net loss	$(0.04)	$(5.42)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three months ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(403)	$(5,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	231	230
Depreciation and amortization	2,556	2,614
Amortization of debt acquisition and discount costs	132	1,274
Deferred income taxes	(72)	384
Changes in assets and liabilities:
Accounts receivable, net	(1,030)	(3,798)
Inventories	1,766	1,871
Other current assets	136	(563)
Accounts payable	(5,313)	(1,199)
Accrued liabilities	(988)	776
Book overdraft	835	(3,015)
Income taxes payable	(119)	39
Other current liabilities	(871)	557
Other liabilities	1,463	638
Other long-term assets	(21)	(38)
Other, net	(1,099)	(189)

Net cash used in continuing operating activities	(2,797)	(5,929)
Net cash used in discontinued operating activities	—	(7)

Net cash used in operating activities	(2,797)	(5,936)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,311)	(3,871)
(Increase) decrease in restricted cash	(120)	47

Net cash used in investing activities	(1,431)	(3,824)

Cash flows from financing activities:
Borrowings on line of credit facility	21,052	29,288
Repayments on line of credit facility	(15,092)	(37,551)
Repayment of debt	(25)	(66)
Proceeds from new borrowings	15	20,083
Financing cost of long term debt	(106)	(1,771)

Net cash provided by financing activities	5,844	9,983

Effect of exchange rate changes on cash and cash equivalents	132	6

Increase in cash and cash equivalents	1,748	229
Cash and cash equivalents, beginning of period	3,708	2,700

Cash and cash equivalents, end of period	$5,456	$2,929

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended April 30,
	2011	2010
NET LOSS	$(403)	$(5,510)
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivative instruments	(533)	265
Pension liability adjustment	803	548
Foreign currency translation adjustments	775	(44)

Total comprehensive income (loss)	642	(4,741)

Comprehensive income attributable to noncontrolling interests	(439)	(95)

Total comprehensive income (loss) attributable to C&D Technologies, Inc.	$203	$(4,836)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of C&D Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments considered necessary for the fair statements of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Fiscal Year Ended January 31, 2011 Annual Report on Form 10-K, filed on May 2, 2011.

On December 21, 2010, the Company filed a previously approved Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $.01 per share (“Common Stock”) from 75,000,000 to 600,000,000 and to effect a forward stock split, by which each outstanding share of Common Stock were combined and reclassified into 1.37335 shares of Common Stock, such ratio having been determined by the Board of Directors of the Company. As a result of the forward stock split, the issued and outstanding shares of Common Stock were increased on a basis of 1.37335 shares for every one share outstanding.

On January 31, 2011, the holder of a majority of our outstanding Common Stock approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the issued and outstanding and treasury Common Stock of the Company, at a reverse stock split ratio of 1-for-35 and (ii) decrease the number of authorized shares of the Company’s Common Stock from 600,000,000 to 25,000,000. The reverse stock split was effective on March 14, 2011. As a result of the reverse stock split, the issued and outstanding shares of Common Stock were decreased on a basis of one share for every thirty-five shares outstanding. All of the stock related information including issued and outstanding Common Stock, stock options, restricted stock, performance stock and loss per share for all periods presented was initially adjusted retrospectively to reflect the forward stock split and has since been adjusted retrospectively to reflect the reverse stock split.

In the fourth quarter of fiscal year 2010, the Company revised the useful lives of certain machinery and equipment assets to more accurately reflect expected useful lives. These assets which were being depreciated over a term of 3 – 10 years are now being depreciated over a term of 3 – 15 years. As a result, for the quarter ended April 30, 2011 and 2010 depreciation expense included as cost of sales was reduced by approximately $300 and $450, respectively. The net impact of this change in estimate for the quarter ended April 30, 2011 and 2010 were a reduction of basic and fully diluted loss per shares of approximately $0.02 and $0.44, respectively.

2.	STOCK-BASED COMPENSATION

The Company granted stock option awards of 1,135,500 shares and 0 shares during the three months ended April 30, 2011 and 2010, respectively. The Company recorded $231 and $108 of stock compensation related to stock option awards in its unaudited consolidated statement of operations for the three months ended April 30, 2011 and 2010, respectively. The impact on loss per share for the three months ended April 30, 2011 and 2010 was $0.02 and $0.10, respectively.

The Company did not grant any restricted stock awards or performance shares during the three months ended April 30, 2011 and 2010. Compensation expense associated with restricted stock in the three months ended April 30, 2011 and 2010 was $0 and $122, respectively.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table summarizes information about the stock options outstanding at April 30, 2011:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Contractual Life	Weighted- Average Exercise Price
$8.00	-	$8.21	1,135,500	6.9 Years	$8.20	0	6.9 Years	$8.20
$33.13	-	$38.99	26,089	4.8 Years	$35.99	26,089	4.8 Years	$35.99
$53.52	-	$53.52	196	6.0 Years	$53.52	196	6.0 Years	$53.52
$108.31	-	$160.56	17,128	4.5 Years	$140.02	17,128	4.5 Years	$140.02
$173.55	-	$232.42	11,630	4.7 Years	$196.80	11,630	4.7 Years	$196.80
$249.75	-	$363.93	2,707	4.1 years	$256.37	2,707	4.1 Years	$256.37
$408.27	-	$565.26	6,652	1.9 Years	$471.45	6,652	1.9 Years	$471.45
$681.98	-	$891.98	747	0.2 Years	$681.99	747	0.2 Years	$681.99

			1,200,649	6.8 Years	$16.07	65,149	4.3 Years	$153.13

The estimated fair value of the options granted was calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes”). The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the estimated life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the adjusted historical volatility of the Company’s stock. Historical volatility has been adjusted to more accurately reflect the expected volatility over the vesting terms. The Company uses the shortcut method to determine the expected life assumption.

The fair value of stock options granted during the three months ended April 30, 2011 was estimated on the grant date using the Black-Scholes option pricing model with the following average assumptions.

Three months ended April 30,	2011
Risk-free interest rate	1.76% - 2.32%
Dividend yield	0%
Volatility factor	67.7% - 75.2%
Expected lives	4.5 - 5.25 Years

3.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There were no standards issued that are expected to have any effect on the Company’s financial statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

4.	INVENTORIES

Inventories consisted of the following:

	April 30, 2011	January 31, 2011
Raw materials	$21,533	$20,630
Work-in-process	25,029	22,488
Finished goods	33,039	37,654

Total	$79,601	$80,772

5.	DEBT

Debt consisted of the following:

	April 30, 2011	January 31, 2011
Credit Facility:
Line of Credit Facility, maximum commitment of $75,000 at April 30, 2011 and January 31, 2011; availability is determined by a borrowing base calculation (includes $20,000 related party loan)	$50,455	$44,495
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $87 and $95, respectively*	727	719
Convertible Senior Notes 2006; due 2026, bears interest at 5.5%*	1,240	1,240
China Line of Credit; Maximum commitment of 82,000 RMB (approximately $12,636 and $12,415 and with an effective interest rate of 5.18% and 5.18% as of April 30, 2011 and January 31, 2011, respectively)	9,092	8,933
Capital leases	134	143

Total debt	61,648	55,530
Less current portion	2,607	2,596

Total long-term portion	$59,041	$52,934

*	These notes have been classified as current liabilities since the delisting of the Company’s stock by the New York Stock Exchange constituted a fundamental change under the convertible note agreements and as a result of the Company’s decision to forgo interest payments on the Notes in November 2010. In May 2011, the Company made all outstanding interest payments due on the Notes.

Credit Facility

At April 30, 2011, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until December 22, 2013 (as adjusted by the third amendment to the Credit Agreement described below) with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.50% to 3.00% (as adjusted by the third amendment to the Credit Agreement described below) or Prime plus 1.00% to 1.50% (as adjusted by the third amendment to the Credit Agreement described below) with the rate premium based on the amount outstanding and quarterly average excess availability. As of April 30, 2011, $50,455 was funded under the revolving line of credit portion of the Credit Facility and term loan and $4,667 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

In April 2010, the Company completed an Amended and Restated Credit Facility Agreement (the “Credit Agreement”). Also, in April 2010, the Company completed a first amendment (“Amendment 1”) to the Credit Agreement. Amendment 1 provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of certain of its subsidiaries, as the guarantor, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on December 22, 2013. The term loan tranche bears interest at the rate of 11.0 percent (as adjusted by the third amendment to the Credit Agreement) plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. Proceeds from the term loan tranche will be utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

On December 14, 2010, the original term loan lender, Ableco, L.L.C. assigned all of its rights and obligations under the Loan agreement in respect to this $20,000 term loan tranche to Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P. (“AG”) a related party of C&D Technologies, Inc. (See Note 16 for additional information).

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

As of April 30, 2011 and January 31, 2011, the Company was in compliance with its financial covenants. The agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

Convertible Senior Notes 2005

In fiscal year 2011, the Company issued approximately 8,398,237 shares of Common Stock in exchange for $74,186 aggregate principal amount of the 2005 Notes plus accrued interest. As a result, $727 of the principal amount remains outstanding as of April 30, 2011, net of $87 of unamortized discounts.

On November 21, 2005, the Company completed the private placement of $75,000 aggregate principal amount of 5.25% Convertible Senior Notes Due 2025 (“2005 Notes”) which raised proceeds of approximately $72,300, net of $2,700 in issuance costs. These costs are being amortized to interest expense over seven years based on the date that holders can exercise their first put option.

The 2005 Notes mature on November 1, 2025 and require semi-annual interest payments at 5.25% per annum on the principal amount outstanding. Prior to maturity the holders may convert their 2005 Notes into shares of the Company’s Common Stock under certain circumstances. The conversion rate is 4.6326 shares per $1 principal amount of 2005 Notes, which is equivalent to a conversion price of approximately $215.86 per share. At any time between November 1, 2010 and November 1, 2012, the Company may at its option redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2005 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest, if any, if in the previous 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice the closing sale price of the Common Stock exceeds 130% of the then effective conversion price of the 2005 Notes for at least 20 trading days. In addition, at any time after November 1, 2012, the Company may redeem the 2005 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2005 Notes to be redeemed plus any accrued and unpaid interest, including additional interest, if any.

A holder of 2005 Notes may require the Company to repurchase some or all of the holder’s 2005 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2012, 2015 and 2020 at a price equal to 100% of the principal amount of the 2005 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2005 Notes converted in connection with any fundamental change that occurs prior to November 1, 2012. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $178.40. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2005 Notes converted in connection with the fundamental change.

Convertible Senior Notes 2006

In fiscal year 2011, the Company issued approximately 5,743,001 shares of Common Stock in exchange for $50,760 aggregate principal amount of the 2006 Notes plus accrued interest. As a result, $1,240 of the principal amount remains outstanding as of April 30, 2011.

On November 22, 2006, the Company completed the private placement of $54,500 aggregate principal amount of 5.50% Convertible Senior Notes Due 2026 (“2006 Notes”) which raised proceeds of approximately $51,700, net of $2,800 in issuance costs. These costs are being amortized to interest expense over five years.

The 2006 Notes mature on November 1, 2026 and require semi-annual payments at 5.50% per annum on the principal outstanding. Prior to maturity the holders may convert their 2006 Notes into shares of the Company’s Common Stock under certain circumstances. The initial conversion rate is 8.1113 shares per $1 principal amount of 2006 Notes, which is equivalent to an initial conversion price of approximately $123.35 per share. At any time on and after November 15, 2011, the Company may at its option redeem the 2006 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of 2006 Notes to be redeemed, plus any accrued and unpaid interest, including additional interest.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

A holder of 2006 Notes may require the Company to repurchase some or all of the holder’s 2006 Notes for cash (1) upon the occurrence of a fundamental change as defined in the indenture and (2) also on each of November 1, 2011, 2016 and 2021 at a price equal to 100% of the principal amount of the 2006 Notes being repurchased, plus accrued interest, if any, in each case. If applicable, the Company will pay a make-whole premium on 2006 Notes converted in connection with any fundamental change that occurs prior to November 15, 2011. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices and fundamental change effective dates based on assumed interest and conversion rates. No make-whole premium will be paid if the price of the Common Stock on the effective date of the fundamental change is less than $109.59. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the 2006 Notes converted in connection with the fundamental change.

China Line of Credit

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82,000 RMB (approximately $12,636 US Dollars at April 30, 2011) from a local Chinese bank (the “Chinese LOC”), of which 59,000 RMB (approximately $9,092 US Dollars at April 30, 2011) was funded as of April 30, 2011. The Chinese LOC replaces the previous China line of credit which matured in May 2010. The outstanding borrowings under the Chinese LOC of 59,000 RMB as of April 30, 2011 have scheduled maturities of various amounts over the term of the loan with the final payment due in May 2015. This loan is secured by our Chinese manufacturing facility located in Shanghai, China.

As of April 30, 2011 approximately $9,092 (in US Dollars at April 30, 2011) and on January 31, 2011 approximately $8,933 (in US Dollars at January 31, 2011) was funded under this facility.

6.	STATEMENT OF CHANGES IN EQUITY

			Additional			Other			Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income/(Loss)	Deficit	Interest	Equity
BALANCE AT JANUARY 31, 2011	15,306,915	$153	$202,350	(110,373)	$(39,200)	$(43,489)	$(38,480)	$12,198	$93,532

Total comprehensive loss:
Fractional shares issued	21
Net (loss) income							(625)	222	(403)
Foreign currency translation adjustment						558		217	775
Unrealized loss on derivative instruments						(533)			(533)
Pension liability adjustment						803			803

Total comprehensive income (loss):						828	(625)	439	642

Other changes in equity:
Share based compensation expense			231						231

BALANCE AT APRIL 30, 2011	15,306,936	$153	$202,581	(110,373)	$(39,200)	$(42,661)	$(39,105)	$12,637	$94,405

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

7.	INCOME TAXES

	Three months ended April 30,
	2011	2010
Income taxes provision	$66	$394
Effective income tax rate	(19.6%)	(7.7%)

Effective tax rates were (19.6%) and (7.7%) for the three months ended April 30, 2011 and 2010, respectively. Tax expense for the three months ended April 30, 2011 and 2010 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss. In addition, tax expense for the three months ended April 30, 2010 included deferred tax expense related to the increase in the deferred tax liability related to certain indefinite lived assets. The Company recorded a Goodwill Impairment charge in the second quarter of fiscal year 2011 which reversed the deferred tax liability. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company’s losses in the US, the full valuation allowance in the US, and the relatively small amount of projected US income, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended April 30,
	2011	2010
Numerator:
Numerator for basic loss per common share	$(625)	$(5,604)

Numerator for diluted loss per common share	$(625)	$(5,604)

Denominator:
Denominator for basic earnings per common share- weighted average common share	15,196,563	1,033,764
Effect of dilutive securities:
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	15,196,563	1,033,764

Basic loss per common share	$(0.04)	$(5.42)

Diluted loss from common share	$(0.04)	$(5.42)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company has excluded dilutive securities of 13,829 and 769,238 issuable in connection with convertible bonds from the diluted income per share calculation for the three months ended April 30, 2011 and 2010 respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 1,200,649 and 87,633 shares for the three months ended April 30, 2011 and 2010 respectively.

9.	COMMITMENTS AND CONTINGENCIES

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

Environmental

The Company and certain of its key suppliers are subject to extensive and evolving environmental laws and regulations regarding the clean-up and protection of the environment, worker health and safety and the protection of third parties. These laws and regulations include, but are not limited to (i) requirements relating to the handling, storage, use and disposal of lead and other hazardous materials in manufacturing processes and solid wastes; (ii) record keeping and periodic reporting to governmental entities regarding the use and disposal of hazardous materials; (iii) monitoring and permitting of air emissions and water discharge; and (iv) monitoring worker exposure to hazardous substances in the workplace and protecting workers from impermissible exposure to hazardous substances, including lead, used in our manufacturing processes.

Notwithstanding the Company’s efforts to maintain compliance with applicable environmental requirements, if we fail to comply with such requirements or if injury or damage to persons or the environment arises from hazardous substances used, generated or disposed of in the conduct of the Company’s business (or that of a predecessor to the extent the Company is not indemnified therefor), the Company may be held liable for certain damages, the costs of investigation and remediation, and fines and penalties, and the Company’s ability to operate or expand its manufacturing facilities could be restricted, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

The Company accrues for liabilities in its consolidated financial statements and periodically reevaluates the amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of April 30, 2011, accrued environmental liabilities totaled $2,511 consisting of $1,887 in other current liabilities and $624 in other liabilities. Based on currently available information, the Company believes that appropriate accruals have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments:

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into April 2012. The estimated commitments are approximately $56,000 in the year ended April 30, 2012. The Company has also committed to purchase new machinery at an estimated cost of $614 to be installed within the next year.

10.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at April 30, 2011and January 31, 2011 were as follows:

	April 30, 2011		January 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5,456	$5,456	$3,708	$3,708
Debt	61,514	60,927	55,387	54,808
Commodity hedges	(233)	(233)	—	—

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

In the ordinary course of business, the Company may enter into a variety of contractual agreements, such as derivative financial instruments, primarily to manage and to hedge its exposure to currency exchange rate and interest rate risk. All derivatives are recognized on the balance sheet at fair value and are reported in either other current assets or other current liabilities. For derivative instruments that are designated and qualify as cash flow hedges, the gain on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into earnings when the hedged transaction affects earnings. If any derivatives are not designated as hedges, the gain or loss on the derivative would be recognized in current earnings.

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

The Company had raw material commodity arrangements for 1,414 metric tons of base metals at April 30, 2011 and 0 metric tons at January 31, 2011.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	April 30, 2011	January 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$233	$—	Other current liabilities

Total fair value	$233	$—

The Company estimates that $233 of net derivative losses in AOCI as of April 30, 2011 will be reclassified into earnings in the next twelve months.

3 months ended April 30,	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:

Commodity Hedges	$(233)	$(165)	$318	$430	Cost of Sales

12.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Three months ended April 30,
	2011	2010
Balance at beginning of period	$7,576	$6,481
Current year provisions	1,538	1,173
Expenditures	(1,354)	(1,013)
Effect of foreign currency translation	10	—

Balance at end of period	$7,770	$6,641

As of April 30, 2011, accrued warranty obligations of $7,770 include $3,049 in current liabilities and $4,721 in other liabilities. As of January 31, 2011 accrued warranty obligations of $7,576 include $3,168 in current liabilities and $4,408 in other liabilities.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in thousands, except per share data)

(UNAUDITED)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended April 30,		Three months ended April 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$343	$317	$18	$18
Interest cost	1,144	1,141	25	30
Expected return on plan assets	(1,171)	(1,017)	—	—
Amortization of prior service costs	—	—	(3)	(198)
Recognized actuarial loss/(gain)	810	751	(4)	2

Net periodic benefit cost	$1,126	$1,192	$36	$(148)

The Company made $0 of contributions to the plan in the first quarter of fiscal year 2012. The Company expects to make contributions of approximately $5,000 to its plan during fiscal year 2012. The Company also expects to make contributions totaling approximately $177 to the Company sponsored postretirement benefit plan during fiscal year 2012.

14.	RESTRUCTURING

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Closure costs incurred through April 30, 2011 include $487 in severance costs, $1,523 in fixed asset impairment charges and $371 in other costs. Additional closure costs of approximately $200 related to move costs and additional severance are expected to be recorded over the next nine to twelve months.

A reconciliation of the liability and related activity during the three months ended April 30, 2011 is shown below.

	Balance at January 31, 2011	Provision Additions	Expenditures	Balance at April 30, 2011

Severance	$406	$53	$98	$361
Other	232	45	262	15

Total	$638	$98	$360	$376

15.	FAIR VALUE MEASUREMENT

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

There were no assets or liabilities held as of January 31, 2011 measured at fair value on a recurring basis. The following table represents our assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2011
Commodity hedge liability	$233	$—	$233	$—

16.	RELATED PARTY TRANSACTIONS

The Company has a $20,000 term loan with Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P., a related party of the Company, outstanding as of April 30, 2011 and January 31, 2011. During the first quarter ended April 30, 2011, the Company incurred fees of $47 and interest of $692 related to this term loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended April 30, 2011, compared to Three Months Ended April 30, 2010

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the first quarter of fiscal year 2012. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the first quarter of fiscal year 2012 increased $3,608 or 4% to $88,311 from $84,703 in the first quarter of fiscal year 2011. This increase was primarily due to strong demand in Asia and contractual price increases resulting from the significant increases in the price of lead. Average London Metal Exchange (“LME”) lead prices increased from an average of $0.99 per pound in the first quarter of fiscal year 2011 to $1.20 per pound in the first quarter of fiscal year 2012. The increase was partially offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American Original Equipment Manufacturer (“OEM”) Uninterruptible Power Supply (“UPS”) sales channel.

Gross profit in the first quarter of fiscal year 2012 increased $2,826 or 28% to $12,804 from $9,978. Gross margins as a percent of sales increased from 12% in the first quarter of fiscal year 2011 to 15% in the first quarter of fiscal year 2012. Gross margin has improved over the prior year’s comparable quarter primarily due to higher volumes in Asia, favorable product mix shifts, contractual lead price recovery and other specific pricing actions.

Selling, general and administrative expenses in the first quarter of fiscal year 2012 increased $1,213 or 13.2% to $10,435 from $9,222. As a percentage of sales, selling, general and administrative expenses increased to 11.8% in the first quarter of fiscal year 2012 compared to 10.9% in the first quarter of fiscal year 2011. Increased warranty expenses of $367, restructuring costs of $98 associated with the closure of our Leola facility, severance of $582 and other cost increases of approximately $166 accounted for the increase in these expenses in the current fiscal year.

Research and development expenses in the first quarter of fiscal year 2012 decreased $193 or 11% to $1,595 from $1,788. As a percentage of sales, research and development expenses decreased from 2.1% in the first quarter of fiscal year 2011 compared to 1.8% in the first quarter of fiscal year 2012. We receive cost reimbursements under a federal government contract related to lithium battery research and development. We recognized $1,561 of federal government contract cost reimbursements as a reduction in research and development expenses in our consolidated statement of operations for the first quarter of fiscal year 2012, as compared to $180 in the first quarter of fiscal 2011. Government contract cost reimbursements increased in fiscal year 2012 compared to fiscal year 2011 due to large purchases specifically related to the contract and, therefore, fully reimbursable by the government.

The Company had operating income in the first quarter of fiscal year 2012 of $774 compared to an operating loss of $1,032 in the first quarter of fiscal year 2011. The change is mainly due to the increase in gross profit compared to the first quarter of fiscal year 2011 partially offset by the increase in selling, general and administrative expenses in the first quarter of fiscal year 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

Analysis of change in operating income (loss) for the first quarter of fiscal year 2012 vs. fiscal year 2011.

Fiscal Year 2012 vs. 2011
Operating Loss 1Q’11	$(1,032)
Lead, net	(2,121)
Price / Volume / Mix	4,826
Warranty	(367)
Research and Development	193
Severance and other restructuring	(680)
Pension	66
Other	(111)

Operating Income 1Q’12	$774

Interest expense, net in the first quarter of fiscal year 2012 decreased $2,117 or 63.2% to $1,231 from $3,348 in the first quarter of fiscal year 2011, primarily due to the debt for equity exchange completed in the fourth quarter of fiscal year 2011. This reduced the outstanding balances on the convertible notes by approximately $125,000 which was partially offset by higher average debt balances on the credit facility in the first quarter of fiscal 2012 compared to the first quarter for fiscal 2011.

Other income was $120 in the first quarter of fiscal year 2012 compared to other expense of $736 in the first quarter of fiscal year 2011. The increase was primarily due to recording a $670 charge in fiscal year 2011 to increase our environmental reserves related to a facility which we disposed of during fiscal year 2007, however, have retained responsibility for certain environmental costs and an increase in foreign exchange gains of approximately $290.

Income tax expense of $66 was recorded in the first quarter of fiscal year 2012, compared to $394 in the first quarter of fiscal year 2011. Tax expense in the first quarter of fiscal year 2012, is primarily related to foreign taxes on profits and domestic losses for which no tax benefit was recorded. Tax expense in the first quarter of fiscal year 2011 is primarily due to non-cash deferred tax expenses related to the amortization of intangible assets and foreign taxes on profits which were not offset by losses for which no tax benefit is recognized.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to our losses in the US, the full valuation allowance in the US, and the relatively small amount of projected US income, it is our position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Noncontrolling interest income was $222 in the first quarter of fiscal year 2012 compared to $94 in the first quarter of fiscal year 2011, primarily due to increasing sales volumes in Asia which have favorably impacted the joint venture’s profitability.

As a result of the above, net loss attributable to C&D Technologies, Inc was $625 in the first quarter of fiscal year 2012 compared to $5,604 in the comparable quarter of the prior year. Basic and diluted losses per share were $0.04 in the first quarter of fiscal year 2012 compared to $5.42 in the first quarter of fiscal year 2011.

Other comprehensive income attributable to C&D Technologies, Inc. increased by $5,039 in the first quarter of fiscal year 2012 to $203 from a loss of $4,836 in the first quarter of fiscal year 2011. This decrease was due primarily to the decrease in net loss attributable to C&D from $5,604 in the first quarter of fiscal 2011 to $625 in the first quarter of fiscal year 2012, an increase in foreign currency translation adjustments of $819 and an increase in the adjustment for pension costs of $255 partially offset by an unrealized loss on derivative instruments of $533 in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

the first quarter of fiscal year 2012 compared to an unrealized gain of $265 in first quarter of fiscal year 2011 and income attributable to noncontrolling interests of $439 in the first quarter of fiscal year 2012 compared to $95 in the first quarter of fiscal year 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $2,797 for the three months ended April 30, 2011 compared to $5,936 in the comparable period of the prior fiscal year. This change is primarily a result of improved operating performance in the first quarter of fiscal 2012 compared to the first quarter of fiscal year 2011. Additionally, accounts receivable improved by approximately $2,768 compared to the first quarter of fiscal year 2011 driven primarily by timing of sales and collections partially offset by a decrease in accounts payable and book overdrafts of $264 resulting from constricted payment terms compared to the prior year.

Net cash used in investing activities was $1,431 in the first quarter of fiscal year 2012 as compared to $3,824 in the first quarter of fiscal year 2011. During the first three months of fiscal year 2012, restricted cash, associated with commodity hedging activity, increased by $120 compared to a decrease of restricted cash of $47 in fiscal year 2011. In addition, we had purchases of property, plant and equipment of $1,311 compared with purchases of $3,871 in the prior year.

Net cash provided by financing activities decreased $4,139 to $5,844 for the three months ended April 30, 2011, compared to $9,983 in the comparable period of the prior fiscal year. The Company’s borrowings under our credit facility were $5,960 in the three months ended April 30, 2011 and $11,737 in the three months ended April 30, 2010. Additionally in the three months ended April 30, 2010, the Company paid debt acquisition fees of $1,771.

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

As a result of favorable Credit Facility amendments and improving operating performance, we believe that, for the next twelve months, cash generated from operations together with availability under its Existing Credit Facility will be sufficient to allow us to fund its operations and to increase working capital as necessary to support our strategy.

Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future. Our current credit facility does not expire until December, 2013. As of April 30, 2011, the maximum availability calculated under the borrowing base was approximately $71,993, of which $50,455 was funded (including $20,000 from the term loan tranche), and $4,667 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2012 to be approximately $12,000 related primarily to growth in Asia and routine maintenance activities.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of April 30, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations
Debt*	$61,601	$2,629	$56,591	$2,381	$—
Interest payable on debt*	12,834	4,620	7,693	521	—
Operating leases	7,110	1,400	2,530	1,954	1,226
Projected – lead purchases**	56,000	56,000	—	—	—
Equipment	614	614	—	—	—
Capital Leases	134	65	53	16	—

Total contractual cash obligations	$138,293	$65,328	$66,867	$4,872	$1,226

*	These amounts assume that the convertible notes are current liabilities, show the Credit Facility as paid in fiscal year 2014 and include interest on the Credit Facility through fiscal year 2014 calculated at the same rate and outstanding balance at April 30, 2011 and the China debt up through fiscal year 2015.
**	Amounts are based on the cash price of lead at April 28, 2011 which was $1.15.

	Amount of Commitment Expiration per Period
	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Other Commercial Commitments
Standby letters of credit	$4,667	$898	$312	$3,457	$—

Total commercial commitments	$4,667	$898	$312	$3,457	$—

Recent Developments

During May 2011, we were notified by our majority lead supplier in China that it was likely to be shut-down by the Chinese government authorities. We do not expect that this action will negatively impact our operations as we expect to secure lead requirements to meet customer demand through other existing lead suppliers and new sources of supply.

There can be no assurance, however, that we will obtain alternative lead supply on terms commensurate with our existing majority supplier. Based upon current negotiations, we expect this change will negatively impact our current trade credit terms in China, however, we expect to maintain adequate liquidity to meet our ongoing cash needs through cash generated from operations, delay of capital investments and discretionary spending and pursuit of financing from other sources.

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

We caution you not to place undue reliance on these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those factors discussed under Item 1A - Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 8 – Financial Statements and Supplementary Data, included in the Company’s Form 10-K annual report for the year ended January 31, 2011 and the following general factors:

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

•	our ability to successfully pass along increased material costs to our customers;

•	failure of our customers to renew agreements with us;

•	competitiveness of the battery markets in North America, Europe and Asia;

•	loss of a single source or other key supplier;

•	political, economic and social changes, or acts of terrorism or war;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

(Dollars in thousands, except per share data)

•	successful collective bargaining with our unionized workforce;

•

risks involved in our foreign operations such as disruption of markets, changes in import and export laws, changes in VAT regulations or other tax regulations, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against the United States interests;

•	we may have additional impairment charges;

•	our ability to acquire goods and services and/or fulfill labor needs at budgeted costs;

•	economic conditions or market changes in certain market sectors in which we conduct business;

•	uncertainty in financial markets;

•	our success or timing of new product development;

•	impact of any changes in our management;

•	changes in our product mix;

•	success of productivity initiatives, including rationalizations, relocations or consolidations;

•	costs of our compliance with environmental laws and regulations and resulting liabilities and impact on our operations; and

•	our ability to protect our proprietary intellectual property and technology and ensure that we are not infringing the intellectual property of others.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” included in the Company’s Form 10-K annual report for the year ended January 31, 2011.

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2011 Annual Report on Form 10-K, filed with the SEC on May 2, 2011, which should be read in conjunction with this report on Form 10-Q.

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

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Agreement dated April 29, 2011, between David J. Anderson and C&D Technologies, Inc.				X

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

June 8, 2011	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive
Officer and Director
(Principal Executive Officer)

June 8, 2011	By:	/s/ Ian J. Harvie
Ian J. Harvie
Senior Vice President Finance
and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Employment Agreement dated April 29, 2011, between David J. Anderson and C&D Technologies, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002