Form 10-Q
period 2011-07-31
C&D TECHNOLOGIES INC
filed 2011-09-07
CIK 808064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

At July 31, 2011, 15,196,563 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,480	$3,708
Restricted cash	276	—
Accounts receivable, less allowance for doubtful accounts of $794 and $981	68,905	61,188
Inventories	71,254	80,772
Deferred taxes	256	251
Other current assets	4,177	4,508

Total current assets	152,348	150,427

Property, plant and equipment, net	85,670	86,891
Deferred income taxes	250	249
Intangible and other assets, net	13,024	13,726

TOTAL ASSETS	$251,292	$251,293

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,687	$2,596
Accounts payable	34,350	39,477
Accrued liabilities	12,440	13,847
Deferred income taxes	103	97
Deferred revenue	1,362	3,588
Other current liabilities	5,951	5,955

Total current liabilities	61,893	65,560

Deferred income taxes	98	98
Long-term debt	33,798	32,934
Long-term debt - related party	20,000	20,000
Other liabilities	40,449	39,169

Total liabilities	156,238	157,761

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands, except par value)

(UNAUDITED)

	July 31, 2011	January 31, 2011

Commitments and contingencies (see Note 9)

Equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 15,306,936 and 15,306,915 shares issued and 15,196,563 and 15,196,542 outstanding at July 31, 2011 and January 31, 2011, respectively	153	153
Additional paid-in capital	202,946	202,350
Treasury stock, at cost, 110,373 shares at July 31, 2011 and January 31, 2011	(39,200)	(39,200)
Accumulated other comprehensive loss	(41,408)	(43,489)
Accumulated deficit	(40,234)	(38,480)

Total stockholders’ equity attributable to C&D Technologies, Inc.	82,257	81,334
Noncontrolling interest	12,797	12,198

Total equity	95,054	93,532

TOTAL LIABILITIES AND EQUITY	$251,292	$251,293

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
NET SALES	$94,598	$83,835	$182,909	$168,538
COST OF SALES	83,018	72,802	158,525	147,527

GROSS PROFIT	11,580	11,033	24,384	21,011

OPERATING EXPENSES:
Selling, general and administrative expenses	8,813	9,209	19,248	18,431
Research and development expenses	1,570	1,589	3,165	3,377
Goodwill impairment	—	59,978	—	59,978

OPERATING INCOME (LOSS)	1,197	(59,743)	1,971	(60,775)

Interest expense, net	1,275	4,199	2,506	7,547
Other expense, net	812	674	692	1,410

LOSS BEFORE INCOME TAXES	(890)	(64,616)	(1,227)	(69,732)
Income tax provision (benefit)	169	(13,794)	235	(13,400)

NET LOSS	(1,059)	(50,822)	(1,462)	(56,332)
Net income (loss) attributable to noncontrolling interests	70	(142)	292	(48)

NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(1,129)	$(50,680)	$(1,754)	$(56,284)

Loss per share:
Basic and Diluted:	($0.07)	$(48.91)	($0.12)	$(54.38)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six months ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,462)	$(56,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	596	533
Depreciation and amortization	5,275	5,176
Amortization of debt acquisition and discount costs	273	2,685
Impairment of goodwill	—	59,978
Deferred income taxes	3	(13,479)
Changes in assets and liabilities:
Accounts receivable	(7,019)	231
Inventories	10,054	4,925
Other current assets	393	(21)
Accounts payable	(5,300)	(13,405)
Deferred revenue	(2,258)	1,775
Accrued liabilities	819	(1,144)
Book overdraft	(230)	(401)
Income taxes payable	(101)	30
Other current liabilities	(2,310)	2,518
Other liabilities	2,886	604
Other long-term assets	(20)	19
Other, net	(725)	(717)

Net cash provided by (used in) continuing operating activities	874	(7,025)
Net cash used in discontinued operating activities	—	(7)

Net cash provided by (used in) operating activities	874	(7,032)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,521)	(5,083)
(Increase) decrease in restricted cash	(276)	8

Net cash used in investing activities	(2,797)	(5,075)

Cash flows from financing activities:
Borrowings on line of credit facility	34,295	51,232
Repayments on line of credit facility	(32,009)	(55,831)
Repayment of debt	(623)	(97)
Proceeds from new borrowings	4,041	20,022
Proceeds from the issuance of treasury stock	—	14
Financing cost of long term debt	(124)	(2,245)
Purchase of treasury stock	—	(71)

Net cash provided by financing activities	5,580	13,024

Effect of exchange rate changes on cash and cash equivalents	115	33

Increase in cash and cash equivalents	3,772	950
Cash and cash equivalents, beginning of period	3,708	2,700

Cash and cash equivalents, end of period	$7,480	$3,650

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010
Net loss	$(1,059)	$(50,822)	$(1,462)	$(56,332)
Other comprehensive income, net of tax:
Net unrealized gain/(loss) on derivative instruments	238	39	(295)	304
Adjustment to recognize pension liability and net periodic pension cost	808	632	1,611	1,180
Foreign currency translation adjustments	297	279	1,072	235

Total comprehensive income (loss)	284	(49,872)	926	(54,613)

Comprehensive (income) loss attributable to noncontrolling interests	(160)	53	(599)	(42)

Total comprehensive income (loss) attributable to C&D Technologies, Inc.	$124	$(49,819)	$327	$(54,655)

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

In the fourth quarter of fiscal year 2010, the Company revised the useful lives of certain machinery and equipment assets to more accurately reflect expected useful lives. These assets which were being depreciated over a term of 3 – 10 years are now being depreciated over a term of 3 – 15 years. As a result, for the three and six months ended July 31, 2011 depreciation expense included as cost of sales was reduced by approximately $300 and $600, respectively. The net impact of this change in estimate for the three and six months ended July 31, 2011 were a reduction of basic and fully diluted loss per shares of approximately $0.02 and $0.04, respectively. As a result, for the three and six months ended July 31, 2010 depreciation expense included as cost of sales was reduced by approximately $450 and $900, respectively. The net impact of this change in estimate for the three and six months ended July 31, 2010 were a reduction of basic and fully diluted loss per shares of approximately $0.43 and $0.87, respectively.

2.	STOCK-BASED COMPENSATION

The Company granted 60,560 and 1,196,060 stock option awards during the three and six months ended July 31, 2011, respectively, and 492,055 stock option awards during both the three and six months ended July 31, 2010. The Company recorded $364 and $596 of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and six months ended July 31, 2011, respectively, and $133 and $241 during the three and six months ended July 31, 2010, respectively. The impact on loss per share for the six months ended July 31, 2011 and 2010 was $0.04 and $0.23, respectively.

The Company did not grant any restricted stock awards or performance shares during the three and six months ended July 31, 2011. The Company granted 333,558 restricted stock awards and 333,558 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and six months ended July 31, 2010. The restricted stock awards were to vest ratably over a period of one to four years and the expense recognized over the related vesting period. The Company recorded $170 and $292 of compensation expense related to restricted stock awards in its unaudited consolidated statement of operations for the three

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

and six months ended July 31, 2010, respectively. The performance shares were to vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the performance related awards for the three and six months ended July 31, 2010 since the Company, at that time, did not believe that it was probable the performance criteria established would be met.

The following table summarizes information about the stock options outstanding at July 31, 2011:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Contractual Life	Exercise Price
$ 8.00 - $ 9.45	1,196,060	6.7 Years	$8.26	0	6.7 Years	$8.26
$ 33.13 - $ 39.00	24,076	4.5 Years	$35.94	24,076	4.5 Years	$35.94
$ 108.31 - $ 160.56	15,697	4.3 Years	$140.11	15,697	4.3 Years	$140.11
$ 173.55 - $ 232.42	10,900	4.4 Years	$197.07	10,900	4.4 Years	$197.07
$ 249.75 - $ 363.93	2,707	3.8 Years	$256.37	2,707	3.8 Years	$256.37
$ 408.27 - $ 565.26	6,003	1.6 years	$471.20	6,003	1.6 Years	$471.20

	1,255,443	6.6 Years	$14.83	59,383	4.1 Years	$147.10

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

The fair value of stock options granted during the three and six months ended July 31, 2011 and 2010 was estimated on the grant date using the Black Scholes option pricing model with the following average assumptions.

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Risk-free interest rate	1.58%	2.01%-2.63%	1.58%-2.32%	2.01%-2.63%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	68.4%	77.5%-86.6%	67.7%-75.2%	77.5%-86.6%
Expected lives	5.25 Years	4.0 - 5.5 Years	4.5 - 5.25 Years	4.0 - 5.5 Years

3.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company is currently evaluating the impact of adoption of this guidance on the Company’s financial statements.

4.	INVENTORIES

Inventories consisted of the following:

	July 31, 2011	January 31, 2011
Raw materials	$19,545	$20,630
Work-in-process	23,070	22,488
Finished goods	28,639	37,654

Total	$71,254	$80,772

5.	DEBT

Debt consisted of the following:

	July 31, 2011	January 31, 2011
Credit Facility:
Line of Credit Facility, maximum commitment of $75,000 at July 31, 2011 and January 31, 2011: availability is determined by a borrowing base calculation (includes $20,000 related party loan)	$46,781	$44,495
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $78 and $95, respectively*	736	719
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%*	1,240	1,240
China Line of Credit; Maximum commitment of 56,000 RMB and 82,000 RMB (approximately $8,691 and $12,415 with an effective interest rate of 6.35% and 5.18% as of July 31, 2011 and January 31, 2011, respectively)	8,578	8,933
China Short-term Loan of 26,000 RMB (approximately $4,035 with an effective interest rate of 5.85% as of July 31, 2011)	4,035	0
Capital leases	115	143

Total debt	61,485	55,530
Less current portion	7,687	2,596

Total long-term portion	$53,798	$52,934

*	These notes have been classified as current liabilities since the delisting of the Company’s stock by the New York Stock Exchange constituted a fundamental change under the convertible note agreements.

Credit Facility

At July 31, 2011, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until December 22, 2013 (as adjusted by the third amendment to the Credit Agreement described below) with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.50% to 3.00% (as adjusted by the third amendment to the Credit Agreement described below) or Prime plus 1.00% to 1.50% (as adjusted by the third amendment to the Credit Agreement described below) with the rate premium based on the amount outstanding and quarterly average excess availability. As of July 31, 2011, $46,781 was funded under the revolving line of credit portion of the Credit Facility and term loan and $4,682 was utilized for letters of credit. As provided under the

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

In April 2010, the Company completed an Amended and Restated Credit Facility Agreement (the “Credit Agreement”). Also, in April 2010, the Company completed a first amendment (“Amendment 1”) to the Credit Agreement. Amendment 1 provided for the addition of a $20,000 term loan tranche that effectively increased the Credit Facility from $55,000 to $75,000. All obligations under the term loan tranche are secured by a first priority lien on all of the Company’s personal property, as well as that of certain of its subsidiaries, as the guarantor, along with certain of its real estate. Repayment of the indebtedness under the term loan tranche is subordinate to the repayment of indebtedness owed under the revolving credit line portion of the Credit Facility. The term loan tranche is payable on December 22, 2013. The term loan tranche bears interest at the rate of 11.0 percent (as adjusted by the third amendment to the Credit Agreement) plus the greater of (i) LIBOR and (ii) 3 percent. The term loan tranche of the credit facility is subject to the same customary affirmative and negative covenants, as well as financial covenants, as stated in the Credit Agreement. In addition, the Company has a requirement to maintain minimum excess availability under the Credit Agreement of $7,500 for periods prior to August 1, 2011 and $10,000 for periods after August 1, 2011. Proceeds from the term loan tranche were utilized to pay down the revolving credit line facility tranche and for general corporate purposes.

On December 14, 2010, the original term loan lender, Ableco, L.L.C. assigned all of its rights and obligations under the Loan agreement in respect to this $20,000 term loan tranche to Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P. (“AG”) a related party of C&D Technologies, Inc. (See Note 17 for additional information).

The Credit Agreement, as amended, continues to require the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $7,500 prior to August 1, 2011 adjusting to $10,000 thereafter. As of July 31, 2011, the Company was in compliance with the minimum fixed charge coverage ratio.

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

Convertible Senior Notes 2005

In fiscal year 2011, the Company issued approximately 8,398,237 shares of Common Stock in exchange for $74,186 aggregate principal amount of the 2005 Notes plus accrued interest. As a result, $736 of the principal amount remains outstanding as of July 30, 2011, net of $78 of unamortized discounts.

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

Convertible Senior Notes 2006

In fiscal year 2011, the Company issued approximately 5,743,001 shares of Common Stock in exchange for $50,760 aggregate principal amount of the 2006 Notes plus accrued interest. As a result, $1,240 of the principal amount remains outstanding as of July 31, 2011.

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

China Line of Credit

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82,000 RMB (approximately $12,726 US Dollars at July 31, 2011) from a local Chinese bank (the “Chinese LOC”), of which 55,270 RMB (approximately $8,578 US Dollars at July 31, 2011) was funded as of July 31, 2011. The Chinese LOC replaces the previous China line of credit which matured in May 2010. The outstanding borrowings under the Chinese LOC of 55,270 RMB as of July 31, 2011 have scheduled maturities of various amounts over the term of the loan with the final payment due in May 2015. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. In connection with a new receivable financing obtained in June 2011, the borrowing capacity under this credit line was reduced to 56,000 RMB (approximately $8,691 US Dollars at July 31, 2011).

As of July 31, 2011 approximately $8,578 (in US Dollars at July 31, 2011) and on January 31, 2011 approximately $8,933 (in US Dollars at January 31, 2011) was funded under this facility.

China Short-term Loan

In June 2011, the Company obtained a short term loan of 26,000 RMB (approximately $4,035 in US Dollars at July 31, 2011) with 9,310 RMB (approximately $1,445 US Dollars at July 31, 2011) due in November 2011 with the remaining 16,690 RMB (approximately $2,590 US Dollars at July 31, 2011) payable in December 2011. This loan is secured by certain accounts receivable balances recorded by our Shanghai, China facility.

6.	STATEMENT OF CHANGES IN EQUITY

			Additional			Other			Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income /(Loss)	Deficit	Interest	Equity
BALANCE AT JANUARY 31, 2011	15,306,915	$153	$202,350	(110,373)	$(39,200)	$(43,489)	$(38,480)	$12,198	$93,532

Total comprehensive loss:
Fractional shares issued	21
Net loss							(1,754)	292	(1,462)
Foreign currency translation adjustment						765		307	1,072
Unrealized gain on derivative instruments						(295)			(295)
Pension liability adjustment						1,611			1,611

Total comprehensive income (loss):						2,081	(1,754)	599	926

Other changes in equity:
Share based compensation expense			596						596

BALANCE AT JULY 31, 2011	15,306,936	$153	$202,946	(110,373)	$(39,200)	$(41,408)	$(40,234)	$12,797	$95,054

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

7.	INCOME TAXES

	Six months ended July 31,
	2011	2010
Provision for income taxes	$235	$(13,400)
Effective income tax rate	(19.2%)	19.2%

Effective tax rates were (19.2%) and 19.2% for the six months ended July 31, 2011 and 2010, respectively. Tax expense for the six months ended July 31, 2011 and 2010 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss. In addition, the tax benefit for the six months ended July 31, 2010 resulted when the Company recorded a Goodwill Impairment charge in the second quarter of fiscal year 2011 which reversed the deferred tax liability. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010
Numerator:
Numerator for basic loss per common share	($1,129)	$(50,680)	($1,754)	$(56,284)

Numerator for diluted loss per common share	($1,129)	$(50,680)	($1,754)	$(56,284)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	15,196,563	1,036,132	15,196,563	1,034,968
Effect of dilutive securities:
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	15,196,563	1,036,132	15,196,563	1,034,968

Basic loss per common share	($0.07)	$(48.91)	($0.12)	$(54.38)

Diluted loss from common share	($0.07)	$(48.91)	($0.12)	$(54.38)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company has excluded dilutive securities of 13,829 and 769,238 issuable in connection with convertible bonds from the diluted income per share calculation for the three and six months ended July 31, 2011 and 2010, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 1,254,444 shares for the three and six months ended July 31, 2011, and 104,541 and 104,533 shares for the three and six months ended July 31, 2010, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is involved in ordinary, routine litigation incidental to the conduct of the Company’s business. Except for the matter referenced in the next paragraph below, none of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business - Environmental Regulations in the Form 10-K filed on May 2, 2011 for the fiscal year ended January 31, 2011 for a description of certain legal proceedings in which we are involved.

In April and August 2008, pursuant to a Purchase Agreement (the “Murata Purchase Agreement”) dated June 19, 2007 between Murata Manufacturing Co. Ltd. (“Murata Manufacturing”) and C&D, Murata Electronics, North America, Inc. (“Murata Electronics”) as assignee of Murata Manufacturing Co. Ltd. provided to C&D written notices of a claim for indemnification under the Murata Purchase Agreement seeking indemnity and defense costs relating to patent infringement claims asserted by SynQor Inc. against Murata Electronics, Murata Manufacturing and the former C&D companies now known as Murata Power Solutions, Inc. (“MPS”), and numerous other defendant parties. In January 2011, Murata Electronics provided another notice, stating that a judgment had been entered against MPS in the amount of approximately $18,000 in the patent infringement litigation brought by SynQor, Inc. and that MPS had incurred legal fees of approximately $2,000, all for which MPS and Murata Electronics were seeking indemnification and payment under the Murata Purchase Agreement. On August 3, 2011, Murata Electronics and MPS filed a lawsuit against C&D in Delaware Chancery Court, seeking two remedies: (i) specific performance of their alleged indemnity rights under the Murata Purchase Agreement for the approximately $2,000 in legal fees incurred to date by MPS in the litigation with SynQor, Inc. and (ii) a declaratory judgment that Murata Electronics and MPS are entitled to indemnity from C&D for any final, non-appealable judgment in which MPS is found to have infringed SynQor, Inc.’s patents. In their complaint, Murata Electronics and MPS do not specify the amount of indemnification they are seeking. The damages awarded against MPS in the litigation with SynQor, Inc. are currently approximately $20,500. The Murata Purchase Agreement contains a cap of $8,500 on C&D’s indemnity obligation for losses resulting from a breach of its representations and warranties. At this time, C&D does not have sufficient information concerning the lawsuit between Murata Electronics, MPS and SynQor, Inc. to assess the likelihood of C&D’s liability or to make a reasonable estimate of the amount of any such liability.

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

C&D, together with Johnson Controls, Inc. (“JCI”), is conducting an assessment and formulating a work plan for remediation of contamination at and near its facility in Milwaukee, Wisconsin. The majority of the on-site soil remediation portion of this project was completed as of October 2001. Under the purchase agreement with JCI, C&D is responsible for (i) one-half of the cost of the on-site assessment and remediation, with a maximum liability of $1,750 (ii) any environmental liabilities at the facility that are not remediated as part of the ongoing clean-up project and (iii) environmental liabilities for any new claims made after the fifth anniversary of the closing, i.e. March 2004, that arise from migration from a pre-closing condition at the Milwaukee facility to locations other than the Milwaukee facility, but specifically excluding liabilities relating to pre-closing off-site disposal. JCI retained the environmental liability for the off-site assessment and remediation of lead. In March 2004, the Company entered into an agreement with JCI to continue to share responsibility as set forth in the original purchase agreement. The Company continues to share with JCI the allocation of costs for assessment and remediation of certain off-site chlorinated volatile organic compounds in groundwater.

In February 2005, the Company received a request from the EPA to conduct exploratory testing to determine if the historical municipal landfill located on the Company’s Attica, Indiana, property is the source of elevated levels of trichloroethylene detected in two city wells downgradient of the Company’s property. In 2009, EPA determined that the impact to the two city wells was from sources unrelated to the Company’s property. The EPA also advised that it believes the former landfill is subject to remediation under the RCRA corrective action program. The Company conducted testing in accordance with an investigation work plan and submitted the test results to the EPA. The EPA thereafter notified the Company that they also wanted the Company to embark upon a more comprehensive RCRA investigation to determine whether there have been any releases of other hazardous waste constituents from its Attica facility and, if so, to determine what corrective measure may be appropriate. In January 2007, the Company agreed to an Administrative Order on Consent with EPA to investigate, and remediate if necessary, site conditions at the facility. The Company’s investigation revealed lead contamination in one area and chlorinated solvent contamination in another area, both in soil and groundwater. The Company has submitted work plans to the EPA for remediation of the lead and chlorinated solvent contamination. The Company has timely complied with all investigative and remedial actions required by EPA.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both on-site and off-site. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan will be submitted upon completion of the assessment. Additionally, the Company has completed remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due to the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner. The Company has timely complied with all orders by the Georgia Department of Natural Resources.

The Company accrues for liabilities in its consolidated financial statements and periodically reevaluates the amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of July 31, 2011, accrued environmental liabilities totaled $2,436 consisting of $1,812 in other current liabilities and $624 in other liabilities. Based on currently available information, the Company believes that appropriate accruals have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into April 2012. The estimated commitments are approximately $38,000 in the twelve months ended July 31, 2012. The Company has also committed to purchase new machinery at an estimated cost of $507 to be installed within the next year.

10.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at July 31, 2011 and January 31, 2011 were as follows:

	July 31, 2011		January 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,480	$7,480	$3,708	$3,708
Debt	61,370	60,774	55,387	54,808
Commodity hedges	5	5	0	0

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

Long-term debt – the fair value of the Notes was determined using available market prices as of January 14, 2011 since there has been minimal market activity since then. The carrying value of the Company’s remaining long-

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

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

The Company had raw material commodity arrangements for 2,367 metric tons of base metals at July 31, 2011 and 0 metric tons at January 31, 2011.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	July 31, 2011	January 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$5	$—	Other current assets

Total fair value	$5	$—

The Company estimates that $5 of net derivative gains in AOCI as of July 31, 2011 will be reclassified into earnings in the next twelve months.

			Amount of Gain (Loss)
Derivatives in Cash Flow	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
Hedging Relationships:	Recognized in OCI		into Income		Reclassified from
	2011	2010	2011	2010	AOCI into Income
Three months ended July 31,
Commodity Hedges	$243	$(590)	$5	$(630)	Cost of Sales

Six months ended July 31,
Commodity Hedges	$10	$105	$323	$(200)	Cost of Sales

12.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Six months ended
	July 31,
	2011	2010
Balance at beginning of period	$7,576	$6,481
Current year provisions	2,203	2,386
Expenditures	(1,880)	(2,285)
Effect of foreign currency translation	15	0

Balance at end of period	$7,914	$6,582

As of July 31, 2011, accrued warranty obligations of $7,914 include $2,940 in current liabilities and $4,974 in other liabilities. As of January 31, 2011, accrued warranty obligations of $7,576 include $3,168 in current liabilities and $4,408 in other liabilities.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(UNAUDITED)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	July 31,		July 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$348	$376	$18	$18
Interest cost	1,145	1,193	25	30
Expected return on plan assets	(1,161)	(1,040)	—	—
Amortization of prior service costs	—	—	(3)	(198)
Recognized actuarial loss/(gain)	815	833	(4)	2

Net periodic benefit cost	$1,147	$1,362	$36	$(148)

	Pension Benefits		Postretirement Benefits
	Six months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$691	$693	$36	$35
Interest cost	2,289	2,334	50	60
Expected return on plan assets	(2,332)	(2,057)	—	—
Amortization of prior service costs	—	—	(6)	(396)
Recognized actuarial loss/(gain)	1,625	1,584	(8)	4

Net periodic benefit cost	$2,273	$2,554	$72	$(297)

The Company made $0 of contributions to the plan in the six months ended July, 31, 2011. The Company expects to make additional contributions of approximately $5,000 to its plan during fiscal year 2012. The Company also expects to make contributions totaling approximately $177 to the Company sponsored postretirement benefit plan during fiscal year 2012.

14.	RESTRUCTURING

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Closure costs incurred through July 31, 2011 include $524 in severance costs, $1,523 in fixed asset impairment charges and $362 in other costs.

A reconciliation of the liability and related activity during the six months ended July 31, 2011, is shown below.

	Balance at January 31, 2011	Provision Additions	Expenditures	Balance at July 31, 2011

Severance	$406	$90	$149	$347
Other	232	35	267	—

Total	$638	$125	$416	$347

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

There were no assets or liabilities held as of January 31, 2011 measured at fair value on a recurring basis. The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2011
Commodity hedge asset	$5	$0	$5	$0

16.	GOODWILL AND ASSET IMPAIRMENTS

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

17.	RELATED PARTY TRANSACTIONS

The Company has a $20,000 term loan with Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P., a related party of the Company, outstanding as of July 31, 2011 and January 31, 2011. During the three and six months ended July 31, 2011, the Company incurred fees of $51 and $102 and interest of $716 and $1,408, respectively, related to this term loan.

On June 16, 2011, the Company announced that it had received a non-binding proposal for a going private transaction from affiliates of Angelo, Gordon & Co. LP, the holder of approximately 65% of the Company’s common stock, at $9.50 per share in cash. The board of directors has formed a special committee of independent directors to consider the proposal. The committee has retained independent financial advisors and legal counsel to assist in its work. The Company cautions its shareholders and others considering trading in its securities that it has only received a non-binding proposal and it is in the process of being evaluated. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

18.	OTHER EXPENSE, NET

Other expense, net as of July 31, 2011 and 2010 consist of:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Environmental costs, closed facilities	$0	$218	$110	$882
Going private transaction costs	341	0	341	0
Loss on foreign exchange	342	165	2	114
Other	129	291	239	414

Total Other Expenses	$812	$674	$692	$1,410

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the second quarter of fiscal year 2012. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the second quarter of fiscal year 2012 increased $10,763 or 12.8% to $94,598 from $83,835 in the second quarter of fiscal year 2011. This increase was primarily due to growth in Asia and contractual price increases resulting from the significant increases in the price of lead. Average London Metal Exchange (“LME”) lead prices increased from an average of $0.82 per pound in the second quarter of fiscal year 2011 to $1.15 per pound in the second quarter of fiscal year 2012. This increase was partially offset by continued pressures on volumes as a result of the general economic environment, principally in our North American Uninterruptable Power Supply (“UPS”) markets.

Gross profit in the second quarter of fiscal year 2012 increased $547 or 5.0% to $11,580 from $11,033 in the second quarter of fiscal year 2011. Total gross margin was positively impacted by higher volumes, primarily in Asia. Margins as a percent of sales decreased from 13.2% in the second quarter of fiscal year 2011 to 12.2% in the second quarter of fiscal year 2012. Gross margin as a percent of sales has decreased over the prior year’s comparable quarter primarily due to increased lead prices during the period which were only partially recovered through increased pricing as well as unfavorable product mix shifts and negative absorption as inventory levels were significantly reduced.

Selling, general and administrative expenses in the second quarter of fiscal year 2012 decreased $396 or 4.3% to $8,813 from $9,209. The decrease is primarily due to lower warranty costs of approximately $551 in fiscal year 2012 partially offset by higher severance and restructuring costs of $211. As a percentage of sales, selling, general and administrative expenses decreased to 9.3% in fiscal 2012 compared to 11.0% in the second quarter of fiscal 2011.

Research and development expenses in the second quarter of fiscal year 2012 decreased $19 or 1.2% to $1,570 from $1,589. As a percentage of sales, research and development expenses decreased from 1.9% in the second quarter of fiscal year 2011 to 1.7% in the second quarter of fiscal year 2012. We receive cost reimbursements under a federal government contract related to lithium battery research and development. We recognized $578 of federal government contract cost reimbursements as a reduction in research and development expenses in our consolidated statement of operations for the second quarter of fiscal year 2012, as compared to $206 in the second quarter of fiscal 2011. Government contract cost reimbursements increased in fiscal year 2012 compared to fiscal year 2011 as we have dedicated more resources to work on the project resulting in higher reimbursable expenses.

The Company fully impaired the carrying value of goodwill in the second quarter of fiscal year 2011 resulting in an impairment charge of $59,978. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given decrease in market capitalization and continuing operating losses in the prior fiscal year, the Company tested for impairment on July 31, 2010. As a result, the Company first completed an assessment of its long-lived assets within the various asset groupings. The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Operating income in the second quarter of fiscal year 2012 was $1,197 compared to a loss of $59,743 in the second quarter of fiscal year 2011. The change is mainly due to the non-recurring goodwill impairment charge that was recorded in fiscal year 2011, increase in gross margin and the reduction in selling, general and administrative expenses, as discussed above.

Analysis of Change in Operating Income for the second quarter of fiscal year 2012 vs. fiscal year 2011:

Fiscal Year 2012 vs. 2011
Operating Loss Three months ended July 31, 2010	$(59,743)
Lead, net	(4,361)
Price / Volume / Mix	5,144
Goodwill impairment	59,978
Warranty	551
Pension	216
Severance and restructuring	(211)
Other	(377)

Operating Income Three months ended July 31, 2011	$1,197

Interest expense, net, in the second quarter of fiscal year 2012 decreased $2,924 or 69.6% to $1,275 from $4,199 in the second quarter of fiscal year 2011, primarily due to the debt for equity exchange completed in the fourth quarter of fiscal year 2011. This exchange reduced the outstanding balances on the convertible notes by approximately $125,000 which was partially offset by higher average debt balances on the credit facility in the second quarter of fiscal 2012, compared to the second quarter for fiscal 2011.

Other expense was $812 in the second quarter of fiscal year 2012 compared to $674 in the second quarter of fiscal year 2011. The increase was primarily due to costs incurred related to our going private transaction of $341 in fiscal year 2012 and currency remeasurement losses of $342 in the second quarter of fiscal year 2012 compared to $165 in the second quarter of fiscal year 2011 partially offset by higher environmental costs in the second quarter of fiscal year 2011 of $218.

Income tax expense of $169 was recorded in the second quarter of fiscal year 2012, compared to income tax benefit of $13,794 in the second quarter of fiscal year 2011. Tax expense in the second quarter of fiscal year 2012 was primarily due to foreign taxes on profits which were not offset by losses for which no tax benefit is recognized. Tax benefit in the second quarter of fiscal year 2011 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the quarter ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

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

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net income attributable to Noncontrolling interest was $70 in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

fiscal year 2012 compared to a net loss attributable to Noncontrolling interest of $142 in fiscal year 2011. The increase was driven by higher profitability in the joint venture driven by increased sales volume.

As a result of the above, net loss attributable to C&D Technologies, Inc. of $1,129 was recorded in the second quarter of fiscal year 2012 as compared to $50,680 in the comparable period in the prior year. Basic and diluted losses per share were $0.07 and $48.91 in the second quarter of fiscal year 2012 and 2011, respectively.

Comprehensive income attributable to C&D Technologies, Inc. increased by $49,943 in the second quarter of fiscal year 2012 to income of $124 compared to a loss of $49,819 in the second quarter of fiscal year 2011. This decrease was due primarily to the decrease in net loss attributable to C&D from $50,680 in the second quarter of fiscal 2011 to $1,129 in the second quarter of fiscal year 2012, an unrealized gain on derivative instruments of $238 in the second quarter of fiscal year 2012 compared to $39 in second quarter of fiscal year 2011, an increase in pension liability adjustments to $808 in fiscal year 2012 compared to $632 in fiscal year 2011 partially offset by an increase in comprehensive income attributable to noncontrolling interests of $160 in fiscal year 2012 compared to a loss of $53 in fiscal year 2011.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010

Net sales for the six months ended July 31, 2011 increased $14,371 or 8.5% to $182,909 from $168,538 in the six months ended July 31, 2010. This increase was primarily due to strong growth in Asia and contractual price increases resulting from the significant increases in the price of lead compared to the same period in the prior fiscal year. Average London Metal Exchange (“LME”) prices increased from an average of $0.91 per pound in the six months ended July 31, 2010 to $1.18 per pound in the six months ended July 31, 2011. The increase in lead prices and growth of the Company’s Asia business was partially offset by continued pressures on volumes as a result of the general economic environment, principally in our North American UPS sales channel.

Gross profit for the six months ended July 31, 2011 increased $3,373, or 16.0%, to $24,384 from $21,011 in the six months ended July 31, 2010. Gross margins increased to 13.3% from 12.5% in the prior year. Gross margin has improved over the prior year’s comparable quarter primarily due to higher volumes in Asia, favorable product mix shifts and cost reduction actions.

Selling, general and administrative expenses for the six months ended July 31, 2011, increased $817 or 4.4% to $19,248 from $18,431 in the prior year. The increase is primarily due to severance and restructuring charges in the six months ended July 31, 2011 of $890. As a percentage of sales, selling, general and administrative expenses were 10.5% and 10.9% in the six months ended July 31, 2011 and 2010, respectively.

Research and development expenses for the six months ended July 31, 2011 decreased $212 or 6.3% to $3,165 from $3,377 in the six months ended July 31, 2010. As a percentage of sales, research and development expenses decreased from 2.0% in the six months ended July 31, 2010 to 1.7% in the six months ended July 31, 2011. We receive cost reimbursements under a federal government contract related to lithium battery research and development. We recognized $1,241 of federal government contract cost reimbursements as a reduction in research and development expenses in our consolidated statement of operations for the six months ended July 31, 2011, as compared to $386 in the six months ended July 31, 2010. Government contract cost reimbursements increased in fiscal year 2012 compared to fiscal year 2011 as we have dedicated more resources to work on the project resulting in higher reimbursable expenses.

The Company fully impaired the carrying value of goodwill in the six months ended July 31, 2010 resulting in an impairment charge of $59,978. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given decrease in market capitalization and continuing operating losses in the prior fiscal year, the Company tested for impairment on July 31, 2010. As a result, the Company first completed an assessment of its long-lived assets within the various asset groupings. The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the six months ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

Operating income for the six months ended July 31, 2011 was $1,971 compared to a loss of $60,775 in the six months ended July 31, 2010. The change is primarily the non-recurring goodwill impairment taken in the prior year, improved margins and lower research and development expenses partially offset by increased selling, general and administrative costs and, as discussed above.

Analysis of Change in Operating Loss for the six months ended July 31, 2011 vs. the six months ended July 31, 2010:

Fiscal Year 2012 vs. 2011
Operating Loss Six months ended July 31, 2010	$(60,775)
Lead, net	(6,482)
Price / Volume / Mix	9,970
Goodwill impairment	59,978
Warranty	184
Pension	282
Decrease in research and development costs	212
Severance and restructuring	(891)
Other	(507)

Operating Income Six months ended July 31, 2011	$1,971

Interest expense, net, for the six months ended July 31, 2011, decreased $5,041 or 66.8% to $2,506 from $7,547 for the six months ended July 31, 2010, primarily due to the debt for equity exchange completed in the fourth quarter of fiscal year 2011. This exchange reduced the outstanding balances on the convertible notes by approximately $125,000 which was partially offset by higher average debt balances on the credit facility in the first six months of fiscal 2012 compared to fiscal year 2011.

Other expense was $692 for the six months ended July 31, 2011 compared to $1,410 for the six months ended July 31, 2010. The decrease was primarily due to recording $900 to increase our environmental reserves related to previously closed and/or disposed facilities in fiscal year 2011, partially offset by costs related to our going private transaction of $341 in fiscal year 2012.

Income tax expense of $235 was recorded in the six months ended July 31, 2011 compared to an income tax benefit of $13,400 for the six months ended July 31, 2010. Tax expense for the six months ended July 31, 2011 was primarily related to foreign taxes on profits and domestic losses for which no tax benefit was recorded. Tax benefit for the six months ended July 31, 2010 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the six months ended July 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows the use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to our losses in the US and the full valuation allowance in the US, it is our position that the discrete method provides a more accurate estimate of income tax expense for domestic taxes and therefore domestic income tax expense for the current quarter has been presented using that method. Taxes on international earnings continue to be calculated using an estimate of the effective tax rate for the full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the six months ended July 31, 2011, the joint venture had net income attributable to noncontrolling interest of $292 compared to a net loss attributable to noncontrolling interest of $48 in the six months ended July 31, 2010. The increase was driven by higher profitability in the joint venture driven by increased sales volume.

As a result of the above, net loss attributable to C&D of $1,754 was recorded compared to $56,284 in the prior year. Basic and diluted losses per share were $0.12 and $54.38 in the first six months of fiscal year 2012 and 2011, respectively.

Comprehensive income attributable to C&D Technologies, Inc. decreased by $54,982 in the first six months of fiscal year 2012 to $327 for the six months ended July 31, 2011 compared to a loss of $54,655 in the six months ended July 31, 2010. This decrease was primarily due to the net loss attributable to C&D Technologies of 1,754 in the six months ended July 31, 2011 as compared to $56,284 in the comparable period at the previous fiscal year, a increase in the pension liability adjustment to $1,611 in fiscal year 2012 from $1,180 in fiscal year 2011 and an increase in foreign currency translation adjustments to $1,072 for the six months ended July 31, 2011 from $235 in fiscal year 2011 partially offset by an unrealized loss on derivative instruments of $295 in the first six months of fiscal year 2012 compared to income of $304 in first six months of fiscal year 2011 and an increase in comprehensive income attributable to noncontrolling interests of $599 in the six months ended July 31, 2011 compared to $42 in fiscal year 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $874 for six months ended July 31, 2011, as compared to cash used in operating activities of $7,032 in the comparable period of the prior fiscal year. This is primarily the result of (i) a reduction in the net loss to $1,462 in the current fiscal year compared to $10,599 (after adjusting for the non-cash charges related to the goodwill impairment, net of taxes of $45,733) as a result of improved operating performance and lower interest expense as a result of our financial restructuring in the fourth quarter of fiscal year 2011, (ii) a significant increase in cash provided by inventory of $10,054 in the current fiscal year compared to $4,925 in the prior fiscal year driven by operational improvements and improved management of inventory and (iii) a reduction in accounts payable of $5,300 in the current fiscal year compared to $13,405 in the prior fiscal year due to lower lead costs and trade credit tightening in fiscal year 2011. These changes were partially offset by an increase in accounts receivable of $7,019 in the current fiscal year compared with a decrease of $231 in the prior fiscal year driven by increased sales partially offset by improved inventory management.

Net cash used in investing activities was $2,797 in the first six months of fiscal year 2012 as compared to $5,075 in the first six months of fiscal year 2011. In fiscal year 2012, the Company had purchases of property, plant and equipment of $2,521 compared with $5,083 in the prior year. Capital expenditures have been principally in support of growth in our Asian operations and scheduled maintenance activities. In addition, there was an increase in restricted cash of $276 related to commodity hedging activities in the first six months of fiscal 2012 compared to a decrease of $8 in the prior fiscal year.

Net cash provided by financing activities decreased $7,444 to $5,580 for the six months ended July 31, 2011, as compared to $13,024 in the comparable period of the prior fiscal year. Proceeds from the short-term loan in China obtained during the second quarter of fiscal year 2012 and net borrowings under the Company’s Credit Facility, offset by debt acquisition costs, were the primary sources of cash provided by financing activities in fiscal year 2011 and fiscal year 2012. The decrease in borrowings in the current fiscal year is the result of improved cash flow from operations as well as lower capital expenditures in the current fiscal year.

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

Our liquidity derived from the Credit Facility, as amended, is based on availability determined by a borrowing base. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the excess availability falls below $7,500 through August 31, 2011, adjusted to $10,000 thereafter. The fixed charge coverage ratio for the last twelve consecutive fiscal month period shall be not less than 1.10:1.00. As of July 31, 2011, the Company was in compliance with the fixed charge coverage ratio. The Credit Facility also previously included minimum EBITDA requirements beginning with our quarter ending April 30, 2011. Pursuant to an amendment to the Credit Facility in December 2010 these minimum EBITDA requirements were eliminated for the duration of the term of the Credit Facility.

As a result of favorable Credit Facility amendments and improving operating performance, we believe that, for the next twelve months, cash generated from operations together with availability under our Existing Credit Facility will be sufficient to allow us to fund its operations and to increase working capital as necessary to support our strategy.

Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future. Our current credit facility does not expire until December, 2013. As of July 31, 2011, the maximum availability calculated under the borrowing base was approximately $72,493, of which $46,781 was funded (including $20,000 from the term loan tranche), and $4,682 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2012 to be approximately $9,000 related primarily to growth in Asia and routine maintenance activities. In the third quarter of fiscal year 2012, we expect to make Approximately $5,000 in pension contributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commercial commitments as of July 31, 2011:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Debt*	$61,448	$7,705	$50,830	$2,913	$0
Interest payable on notes*	11,505	4,543	6,508	454	0
Operating leases	6,990	1,414	2,557	1,863	1,156
Projected – lead purchases**	38,000	38,000	0	0	0
Equipment	507	507	0	0	0
Capital Leases	115	60	43	12	0

Total contractual cash obligations	$118,565	$52,229	$59,938	$5,242	$1,156

*	These amounts assume that the convertible notes are current liabilities, show the Credit Facility as paid in fiscal year 2014 and include interest on the Credit Facility through fiscal year 2014 calculated at the same rate and outstanding balance at July 31, 2011 and assume the China debt up through fiscal year 2015.
**	Amounts are based on the cash price of lead at July 31, 2011 which was $1.19.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Standby letters of credit	$4,682	$1,163	$62	$3,457	$0

Total commercial commitments	$4,682	$1,163	$62	$3,457	$0

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2011 Annual Report on Form 10-K, filed with the SEC on May 2, 2011, which should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the Company’s first fiscal quarter and this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

NONE

Restrictions on Dividends and Treasury Stock Purchases:

Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. No dividends have been declared during the first six months of fiscal year 2011.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C&D TECHNOLOGIES, INC.

September 7, 2011	By:	/s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive Officer and Director (Principal Executive Officer)

September 7, 2011	By:	/s/ Ian J. Harvie
Ian J. Harvie
Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

101.DEF*	XBRL Taxonomy Extension Definition

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.