Form 10-Q
period 2011-10-31
C&D TECHNOLOGIES INC
filed 2011-12-15
CIK 808064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At October 31, 2011, 15,196,563 shares of common stock, $0.01 par value, of the registrant were outstanding.

C&D TECHNOLOGIES, INC.
AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(UNAUDITED)

	October 31,	January 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,364	$3,708
Restricted cash	2,673	0
Accounts receivable, less allowance for doubtful accounts of $696 and $981	66,932	61,188
Inventories	75,966	80,772
Deferred taxes	248	251
Other current assets	4,298	4,508
Total current assets	156,481	150,427

Property, plant and equipment, net	86,389	86,891
Deferred income taxes	249	249
Intangible and other assets, net	12,582	13,726
TOTAL ASSETS	$255,701	$251,293

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$7,770	$2,596
Accounts payable	41,268	39,477
Accrued liabilities	13,130	13,847
Deferred income taxes	101	97
Deferred revenue	2,498	3,588
Other current liabilities	7,055	5,955
Total current liabilities	71,822	65,560

Deferred income taxes	99	98
Long-term debt	37,167	32,934
Long-term debt - related party	20,000	20,000
Other liabilities	35,598	39,169
Total liabilities	164,686	157,761

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Dollars in thousands, except par value)
(UNAUDITED)

	October 31,	January 31,
	2011	2011

Commitments and contingencies (see Note 9)

Equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 15,306,936 and 15,306,915 shares issued and 15,196,563 and 15,196,542 outstanding at October 31, 2011 and January 31, 2011, respectively	153	153
Additional paid-in capital	203,324	202,350
Treasury stock, at cost, 110,373 shares at October 31, 2011 and January 31, 2011	(39,200)	(39,200)
Accumulated other comprehensive loss	(42,029)	(43,489)
Accumulated deficit	(44,128)	(38,480)
Total stockholders' equity attributable to C&D Technologies, Inc.	78,120	81,334
Noncontrolling interest	12,895	12,198
Total equity	91,015	93,532
TOTAL LIABILITIES AND EQUITY	$255,701	$251,293

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010
NET SALES	$93,421	$87,623	$276,330	$256,161
COST OF SALES	82,397	76,828	240,922	224,355
GROSS PROFIT	11,024	10,795	35,408	31,806

OPERATING EXPENSES:
Selling, general and administrative expenses	8,498	8,025	27,621	26,456
Research and development expenses	1,631	1,468	4,796	4,845
Goodwill impairment	0	0	0	59,978
Restructuring charges	811	1,828	936	1,828
OPERATING INCOME (LOSS)	84	(526)	2,055	(61,301)
Interest expense, net	1,338	4,266	3,844	11,813
Other expense (income), net	2,434	1,318	3,126	2,728
LOSS BEFORE INCOME TAXES	(3,688)	(6,110)	(4,915)	(75,842)
Income tax provision (benefit)	277	161	512	(13,239)
NET LOSS	(3,965)	(6,271)	(5,427)	(62,603)
Net (loss) income attributable to noncontrolling interests	(71)	174	221	126
NET LOSS ATTRIBUTABLE TO C&D TECHNOLOGIES, INC.	$(3,894)	$(6,445)	$(5,648)	$(62,729)

Loss per share:
Basic:	$(0.26)	$(6.20)	$(0.37)	$(60.53)

Diluted:	$(0.26)	$(6.28)	$(0.37)	$(60.53)

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Nine months ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,427)	$(62,603)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	974	625
Depreciation and amortization	7,661	7,694
Amortization of debt acquisition and discount costs	417	4,082
Impairment of goodwill	0	59,978
Impairment of fixed assets	0	1,523
Deferred income taxes	0	(13,479)
Changes in assets and liabilities:
Accounts receivable	(5,448)	(7,595)
Inventories	5,383	3,013
Other current assets	518	(4,164)
Accounts payable	2,905	(7,444)
Accrued liabilities	(783)	2,517
Book overdraft	(1,648)	(2,370)
Income taxes payable	46	405
Other current liabilities	(1,599)	5,462
Other liabilities	(1,155)	90
Other long-term assets	(8)	(16)
Other, net	(618)	(88)
Net cash provided by (used in) continuing operating activities	1,218	(12,370)
Net cash used in discontinued operating activities	0	(8)
Net cash provided by (used in) operating activities	1,218	(12,378)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,761)	(5,501)
(Increase) decrease in restricted cash	(2,673)	7
Net cash used in investing activities	(7,434)	(5,494)
Cash flows from financing activities:
Borrowings on line of credit facility	49,382	67,531
Repayments on line of credit facility	(43,809)	(67,011)
Repayment of debt	(637)	(119)
Proceeds from new borrowings	4,041	20,022
Proceeds from the issuance of treasury stock	0	14
Financing cost of long term debt	(124)	(2,275)
Purchase of treasury stock	0	(71)
Net cash provided by financing activities	8,853	18,091
Effect of exchange rate changes on cash and cash equivalents	19	117
Increase in cash and cash equivalents	2,656	336
Cash and cash equivalents, beginning of period	3,708	2,700
Cash and cash equivalents, end of period	$6,364	$3,036

The accompanying notes are an integral part of these statements.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010
Net loss	$(3,965)	$(6,271)	$(5,427)	$(62,603)
Other comprehensive income, net of tax:
Net unrealized (loss)/gain on derivative instruments	(1,655)	1,238	(1,950)	1,542
Adjustment to recognize pension liability and net periodic pension cost	805	590	2,416	1,770
Foreign currency translation adjustments	398	592	1,470	827
Total comprehensive loss	(4,417)	(3,851)	(3,491)	(58,464)
Comprehensive income attributable to noncontrolling interests	(98)	(349)	(697)	(391)
Total comprehensive loss attributable to C&D Technologies, Inc.	$(4,515)	$(4,200)	$(4,188)	$(58,855)

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

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

2.	STOCK-BASED COMPENSATION

The Company granted 0 and 1,196,060 stock option awards during the three and nine months ended October 31, 2011, and 0 and 492,055 during the three and nine months ended October 31, 2010, respectively. The Company recorded $378 and $974 of stock compensation expense related to stock option awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2011, respectively, and $34 and $275 during the three and nine months ended October 31, 2010, respectively. The impact on loss per share for the nine months ended October 31, 2011 and 2010 was $0.06 and $0.27, respectively.

The Company did not grant any restricted stock awards or performance shares during the three and nine months ended October 31, 2011. The Company granted 0 and 333,558 restricted stock awards and 0 and 333,558 performance shares to selected executives and other key employees under the Company’s 2007 Stock Incentive Plan during the three and nine months ended October 31, 2010. The restricted stock awards vest ratably over a period of one to four years and the expense is recognized over the related vesting period. The Company recorded $58 and $350 of compensation expense related to restricted stock awards in its unaudited consolidated statement of operations for the three and nine months ended October 31, 2010, respectively. The performance shares were to vest at the end of the performance period upon the achievement of pre-established financial objectives. No compensation expense was recorded for the performance related awards for the three and nine months ended October 31, 2010 since the Company, at that time, did not believe that it is probable the performance criteria established would be met.

The following table summarizes information about the stock options outstanding at October 31, 2011:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
				Weighted-			Weighted-
				Average	Weighted-		Average	Weighted-
				Remaining	Average		Remaining	Average
Range of			Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Life	Price
$8.00	-	$9.45	1,196,060	6.4 Years	$8.26	0	6.4 Years	$8.26
$33.13	-	$38.99	23,476	4.2 Years	$35.91	23,476	4.2 Years	$35.91
$108.31	-	$160.56	15,344	4.0 Years	$140.10	15,344	4.0 Years	$140.10
$173.55	-	$232.42	10,023	4.2 Years	$197.22	10,023	4.2 Years	$197.22
$249.75	-	$363.93	2,708	3.6 years	$256.37	2,708	3.6 years	$256.37
$408.27		$565.26	5,274	1.4 Years	$471.02	5,274	1.4 Years	$471.02
			1,252,885	6.3 Years	$14.39	56,825	3.9 Years	$143.38

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

The fair value of stock options granted during the three and nine months ended October 31, 2011 and 2010 was estimated on the grant date using the Black Scholes option pricing model with the following average assumptions.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Risk-free interest rate	N/A	N/A	1.58%-2.32%	2.01%-2.63%
Dividend yield	N/A	N/A	0.00%	0.00%
Volatility factor	N/A	N/A	67.7%-75.2%	77.48%-86.62%
Expected lives	N/A	N/A	4.5 - 5.25 Years	4.0 - 5.5 Years

3.	NEW ACCOUNTING PRONOUNCEMENTS

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

4.	INVENTORIES

Inventories consisted of the following:

	October 31,	January 31,
	2011	2011
Raw materials	$21,598	$20,630
Work-in-process	26,458	22,488
Finished goods	27,910	37,654
Total	$75,966	$80,772

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

5.	DEBT

Debt consisted of the following:

	October 31,	January 31,
	2011	2011
Credit Facility:
Line of Credit Facility, maximum commitment of $75,000 at October 31, 2011 and January 31, 2011: availability is determined by a borrowing base calculation (includes $20,000 related party loan)	$50,068	$44,495
Convertible Senior Notes 2005; due 2025, bears interest at 5.25% net of unamortized discounts of $69 and $95, respectively*	745	719
Convertible Senior Notes 2006; due 2026, bears interest at 5.50%*	1,240	1,240
China Line of Credit; Maximum commitment of 56,000 RMB and 82,000 RMB (approximately $8,809 and $12,415 with an effective interest rate of 6.35% and 5.18% as of October 31, 2011 and January 31, 2011, respectively)	8,694	8,933
China Short-term Loan of 26,000 RMB (approximately $4,090 with an effective interest rate of 5.85% as of October 31, 2011)	4,090	0
Capital leases	100	143
Total debt	64,937	55,530
Less current portion	7,770	2,596
Total long-term portion	$57,167	$52,934

*
These notes have been classified as current liabilities since the Company’s debt for equity exchange and delisting of the Company’s stock by the New York Stock Exchange constituted a fundamental change under the indentures governing the convertible notes.

Credit Facility

At October 31, 2011, the Company has a $75,000 principal amount Credit Facility. The Credit Facility consists of (1) an approximately three-year senior revolving line of credit which does not expire until December 22, 2013 (as adjusted by the third amendment to the Credit Agreement described below) with a maximum borrowing capacity of $55,000, determined by a borrowing base calculation and (2) a $20,000 term loan as discussed further below. The availability under the revolving line of credit portion of the Credit Facility is determined by a borrowing base, is collateralized by a first lien on certain assets and bears interest at LIBOR plus 2.50% to 3.00% (as adjusted by the third amendment to the Credit Agreement described below) or Prime plus 1.00% to 1.50% (as adjusted by the third amendment to the Credit Agreement described below) with the rate premium based on the amount outstanding and quarterly average excess availability. As of October 31, 2011, $50,068 was funded under the revolving line of credit portion of the Credit Facility and term loan and $4,507 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

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

The Credit Agreement, as amended, continues to require the Company to maintain a minimum fixed charge coverage ratio of 1.1:1.0 on a consolidated basis which becomes applicable only if the availability under the revolving credit line tranche falls below $7,500 prior to August 1, 2011 adjusting to $10,000 thereafter. As of October 31, 2011, the Company’s availability exceeded the $10,00 threshold and was in compliance with the minimum fixed charge coverage ratio.

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

The Credit Agreement restricts payments including dividends and Treasury Stock purchases to no more than $250 for Treasury Stock purchases in any one calendar year and $1,750 for dividends for any one calendar year subject to adjustments of up to $400 per year in the case of the conversion of debt to stock per the terms of the indenture governing the 2005 Notes. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000 in excess availability for a period of thirty days prior to the dividend.

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

Convertible Senior Notes 2005

In fiscal year 2011, the Company issued approximately 8,398,237 shares of Common Stock in exchange for $74,186 aggregate principal amount of the 2005 Notes plus accrued interest. As a result, $745 of the principal amount remains outstanding as of October 31, 2011, net of $69 of unamortized discounts.

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

Convertible Senior Notes 2006

In fiscal year 2011, the Company issued approximately 5,743,001 shares of Common Stock in exchange for $50,760 aggregate principal amount of the 2006 Notes plus accrued interest. As a result, $1,240 of the principal amount remains outstanding as of October 31, 2011.

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

China Line of Credit

In May 2010, the Company obtained a new line of credit loan with a borrowing capacity of up to 82,000 RMB (approximately $12,899 US Dollars at October 31, 2011) from a local Chinese bank (the “Chinese LOC”), of which 55,270 RMB (approximately $8,694 US Dollars at October 31, 2011) was funded as of October 31, 2011. The Chinese LOC replaces the previous China line of credit which matured in May 2010. The outstanding borrowings under the Chinese LOC of 55,270 RMB as of October 31, 2011 have scheduled maturities of various amounts over the term of the loan with the final payment due in May 2015. This loan is secured by our Chinese manufacturing facility located in Shanghai, China. In connection with a new receivable financing obtained in June 2011, the borrowing capacity under this credit line was reduced to 56,000 RMB (approximately $8,809 US Dollars at October 31, 2011).

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

As of October 31, 2011 approximately $8,694 (in US Dollars at October 31, 2011) and on January 31, 2011 approximately $8,933 (in US Dollars at January 31, 2011) was funded under this facility.

China Short-term Loan

In June 2011, the Company obtained a short term loan of 26,000 RMB (approximately $4,090 in US Dollars at October 31, 2011) with 9,310 RMB (approximately $1,464 US Dollars at October 31, 2011) due in November 2011 with the remaining 16,690 RMB (approximately $2,625 US Dollars at October 31, 2011) payable in December 2011. This loan is secured by certain accounts receivable balances recorded by our Shanghai, China facility.

Subsequent Events

On November 15, 2011, the 2006 Notes, described above, were repurchased by the Company at the face value of the Notes of $1,240 plus accrued interest. As a result, these notes were deemed to carry a fair value in Note 10, Financial Instruments, equal to the face value.

On November 4, 2011, the 9,310 RMB portion of the China Short-term Loan, described above, was paid and refinanced with a 10,000 RMB (approximately $1,573 US Dollars at October 31, 2011) payable on April 20, 2012 at an interest rate of 7.02%. This loan is also secured by accounts receivable balances recorded by our Shanghai, China facility.

6.	STATEMENT OF CHANGES IN EQUITY

			Additional			Other				Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income /(Loss)		Deficit	Interest	Equity
BALANCE AT
JANUARY 31, 2011	15,306,915	$153	$202,350	(110,373)	$(39,200)	$(43,489	) )	$(38,480)	$12,198	$93,532
Total comprehensive loss:
Fractional shares issued	21
Net loss								(5,648)	221	(5,427)
Foreign currency translation adjustment						994			476	1,470
Unrealized loss on derivative instruments						(1,950)				(1,950)
Pension liability
adjustment						2,416				2,416
Total comprehensive income (loss):						1,460		(5,648)	697	(3,491)
Other changes in equity:
Share based compensation expense			974							974
BALANCE AT
OCTOBER 31, 2011	15,306,936	$153	$203,324	(110,373)	$(39,200)	$(42,029)		$(44,128)	$12,895	$91,015

7.	INCOME TAXES

	Nine months ended
	October 31,
	2011	2010
Provision (benefit) for income taxes	$512	$(13,239)
Effective income tax rate	(10.4)%	17.5%

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

Effective tax rates were (10.4%) and 17.5% for the nine months ended October 31, 2011 and 2010, respectively. Tax expense/benefit for the nine months ended October 31, 2011 and 2010 is due to tax expense in certain profitable foreign subsidiaries and no tax benefit recognized in certain jurisdictions where the Company incurred a loss. In addition, the tax benefit for the nine months ended October 31, 2010 resulted when the Company recorded a Goodwill Impairment charge in the second quarter of fiscal year 2011 which reversed the deferred tax liability. There was no significant impact to the tax expense related to uncertain tax positions or the interest on uncertain tax positions.

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

The Company has recently updated its analysis regarding the potential future use of federal and state net operating loss carryforwards, which it has previously disclosed are expected to be substantially restricted as a result of changes in ownership as defined by the rules and limitations set out in Section 382 of the Internal Revenue Code. Based on the analysis of both the December 2010 debt for equity exchange as well as earlier ownership changes, the Company has concluded that there are no material loss carryforwards available to the Company. This assessment has no impact on the net deferred tax assets recorded by the Company as a full valuation allowance has previously been established against these net operating losses.

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

The following table sets forth the computation of basic and diluted losses per common share:

	Three months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010
Numerator:
Numerator for basic losses per common share	$(3,894)	$(6,445)	$(5,648)	$(62,729)
Effect of dilutive securities:
Income related to deferred compensation plan	0	(123)	0	0
Numerator for diluted losses per common share	$(3,894)	$(6,568)	$(5,648)	$(62,729)

Denominator:
Denominator for basic earnings per common share- weighted average common shares	15,196,563	1,039,009	15,196,563	1,036,330

Effect of dilutive securities:
Shares issuable under deferred compensation arrangements	0	6,611	0	0
Dilutive potential common shares	0	6,611	0	0
Denominator for diluted earnings per common share- adjusted weighted average common shares and assumed conversions	15,196,563	1,045,620	15,196,563	1,036,330
Basic losses per common share	$(0.26)	$(6.20)	$(0.37)	$(60.53)
Diluted losses from common share	$(0.26)	$(6.28)	$(0.37)	$(60.53)

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

The Company excluded dilutive securities of 13,829 and 769,238 issuable in connection with convertible bonds from the diluted income per share calculation for the three and nine months ended October 31, 2011 and 2010, respectively, because their effect would be anti-dilutive. The above computation also excludes all anti-dilutive options, restricted stock awards and shares issuable under deferred compensation arrangements, which amounted to 1,252,885 shares for the three and nine months ended October 31, 2011 and 101,894 and 101,357 shares for the three and nine months ended October 31, 2010, respectively.

9.	CONTINGENT LIABILITIES

Legal

The Company is involved in ordinary, routine litigation incidental to the conduct of the Company’s business. Except for the two matters referenced below, none of this litigation, individually or in the aggregate, is material or is expected to be material to our business, financial condition or results of operations in any year. See Business - Environmental Regulations in the Form 10-K filed on May 2, 2011 for the fiscal year ended January 31, 2011 for a description of certain legal proceedings in which we are involved.

In April and August 2008, pursuant to a Purchase Agreement (the “Murata Purchase Agreement”) dated June 19, 2007 between Murata Manufacturing Co. Ltd. (“Murata Manufacturing”) and C&D, Murata Electronics, North America, Inc. (“Murata Electronics”) as assignee of Murata Manufacturing Co. Ltd. provided to C&D written notices of a claim for indemnification under the Murata Purchase Agreement seeking indemnity and defense costs relating to patent infringement claims asserted by SynQor Inc. against Murata Electronics, Murata Manufacturing and the former C&D companies now known as Murata Power Solutions, Inc. (“MPS”), and numerous other defendant parties. In January 2011, Murata Electronics provided another notice, stating that a judgment had been entered against MPS in the amount of approximately $18,000 in the patent infringement litigation brought by SynQor, Inc. and that MPS had incurred legal fees of approximately $2,000, all for which MPS and Murata Electronics were seeking indemnification and payment under the Murata Purchase Agreement. On August 3, 2011, Murata Electronics and MPS filed a lawsuit against C&D in Delaware Chancery Court (the “Indemnification Lawsuit”), seeking two remedies: (i) specific performance of their alleged indemnity rights under the Murata Purchase Agreement for the approximately $2,000 in legal fees incurred to date by MPS in the litigation with SynQor, Inc. and (ii) a declaratory judgment that Murata Electronics and MPS are entitled to indemnity from C&D for any final, non-appealable judgment in which MPS is found to have infringed SynQor, Inc.’s patents. In their complaint, Murata Electronics and MPS do not specify the amount of indemnification they are seeking. The damages awarded against MPS in the litigation with SynQor, Inc. are currently approximately $20,500. The Murata Purchase Agreement contains a cap of $8,500 on C&D’s indemnity obligation for losses resulting from a breach of its representations and warranties. C&D has filed a motion to dismiss the Indemnification Lawsuit in its initial brief in support of that motion. At this time, C&D does not have sufficient information concerning the lawsuit between Murata Electronics, MPS and SynQor, Inc. to assess the likelihood of C&D’s liability or to make a reasonable estimate of the amount of any such liability.  On December 6, 2011, Murata voluntarily dismissed its Indemnification Lawsuit complaint against C&D without prejudice.

Beginning on June 29, 2011, following the announcement on June 16, 2011 by Angelo Gordon & Co., L.P. of its proposal to acquire the outstanding shares of common stock of the Company not owned by it or its affiliates for cash (the “Merger”), three putative stockholder class action lawsuits were filed in the Delaware Court of Chancery, referred to herein as the “Delaware Actions,” and another putative stockholder class action lawsuit was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, referred to herein as the “Pennsylvania Action,” challenging the proposed Merger. On August 19, 2011, counsel to the plaintiffs in the Delaware Actions submitted a proposed order to the court seeking consolidation of the Delaware Actions into a single action, referred to herein as the “Consolidated Delaware Action.” On September 8, 2011, the Delaware Court of Chancery granted that request for consolidation. On October 11, 2011, an amended class action complaint was filed in the Consolidated Delaware Action, naming as defendants C&D, each current member of the C&D Board and Angel Holdings LLC (“Acquiror”), an affiliate of Angelo Gordon & Co., L.P. On October 25, a fourth class action complaint was filed in the Delaware Court of Chancery. That action is subject to the Delaware Court of Chancery’s August 19 consolidation order governing the consolidation of any related newly filed case with the Consolidated Delaware Action.

On October 26, 2011, a consolidated second amended class action complaint was filed in the Consolidated Delaware Action. The consolidated second amended class action complaint asserts breach of fiduciary duty claims against the current members of the C&D Board and Angelo Gordon & Co., L.P., and aiding and abetting breach of fiduciary duty claims against C&D, Angelo Gordon & Co., L.P., Acquiror and merger subsidiary premised principally on allegations that: (i) the individual defendants and the Acquiror breached their fiduciary duties under Delaware law because the Merger Agreement was executed without meaningful input from C&D’s public stockholders, (ii) the consideration the Acquiror is proposing to provide to C&D’s public stockholders for their Common Stock is inadequate, and (iii) the Form PRE 14C (filed by C&D on October 19, 2011) failed to disclose material information. Plaintiffs claim that the Form PRE 14C failed to disclose material information about the selection and appointment of the members of the Special Committee of the Board of Directors formed to consider the proposed merger (the “Special Committee”), the criteria used to select the Special Committee’s financial advisor (Perella Weinberg), certain aspects of the financial analysis performed by Perella Weinberg, and the sale and negotiation process. In their consolidated second amended class action complaint, Plaintiffs sought to preliminarily and permanently enjoin the Merger (or if the Merger is consummated prior to any final judgment to rescind the Merger or receive rescissory damages), a declaration that defendants have violated their fiduciary duties, and an order directing defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders. Plaintiffs further requested the costs of the action, including reasonable attorneys’ fees, and such other equitable relief as may be just and proper.

At the same time that the consolidated second amended class action complaint was filed, Plaintiffs moved for a preliminary injunction to enjoin the Merger and for expedition of the proceedings. On November 1, 2011, Defendants filed an opposition to Plaintiffs’ request for expedited proceedings, arguing that Plaintiffs’ disclosure claims were not colorable and did not provide a basis for expedition. On November 3, 2011, the Delaware Court of Chancery denied Plaintiffs’ motion for expedition of the proceedings. In light of the Court’s November 3, 2011 ruling, Plaintiffs have submitted a proposed amended order of consolidation and appointment of co-lead counsel. Pursuant to that proposed amended order, which defendants do not oppose, defendants shall answer or otherwise move with respect to the consolidated second amended class action complaint within 45 days of the closing of the Merger.

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

The Company has conducted site investigations at its Conyers, Georgia facility, and has detected chlorinated solvents in groundwater and lead in soil both on-site and off-site. The Company has recently initiated further assessment of groundwater conditions, temporarily suspending remediation of the chlorinated solvents which had been initiated in accordance with a Corrective Action Plan approved by the Georgia Department of Natural Resources in January 2007. A modified Corrective Action Plan has been submitted to the Georgia Department of Natural Resources. Additionally, the Company has completed remediation of lead impacted soils identified in the site investigations. In September 2005, an adjoining landowner filed suit against the Company alleging, among other things, that it was allowing lead contaminated stormwater runoff to leave its property and contaminate the adjoining property. In November 2008, the parties entered into a final settlement agreement, pursuant to which the Company agreed to assess and remediate any contamination on the adjoining property due to the Company’s operations as required by Georgia Department of Natural Resources and with the concurrence of the adjoining landowner. The Company has timely complied with all orders by the Georgia Department of Natural Resources.

The Company accrues for liabilities in its consolidated financial statements and periodically reevaluates the amounts for these liabilities in view of the most current information available in accordance with accounting guidance for contingencies. As of October 31, 2011, accrued environmental liabilities totaled $2,413 consisting of $1,789 in other current liabilities and $624 in other liabilities. Based on currently available information, the Company believes that appropriate accruals have been established with respect to the foregoing contingent liabilities and that they are not expected to have a material adverse effect on its business, financial condition or results of operations.

Purchase Commitments

Periodically the Company enters into purchase commitments pertaining to the purchase of certain raw materials with various suppliers. The Company has entered into various lead commitments contracts some expiring within a few months while others continue into April 2012. The estimated commitments are approximately $14,000 in the twelve months ended October 31, 2012. The Company has also committed to purchase new machinery at an estimated cost of $352 to be installed within the next year.

10.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at October 31, 2011 and January 31, 2011 were as follows:

	October 31, 2011		January 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,364	$6,364	$3,708	$3,708
Debt	64,837	64,579	55,387	54,808
Commodity hedges	1,192	1,192	0	0

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

The Company had raw material commodity arrangements for 4,375 metric tons of base metals at October 31, 2011 and 0 metric tons at January 31, 2011.

The following table provides the fair value of the Company’s derivative contracts which include raw material commodity contracts.

	October 31,	January 31,
	2011	2011	Balance Sheet Location
Derivatives designated as hedging instruments:

Commodity Hedges	$1,192	$0	Other current liabilities
Total fair value	$1,192	$0

The Company estimates that $1,417 of net derivative losses in AOCI as of October 31, 2011 will be reclassified into earnings in the next twelve months.

			Amount of Gain (Loss)
Derivatives in Cash Flow	Amount of Gain (Loss)		Reclassified from AOCI		Location of Gain (Loss)
Hedging Relationships:	Recognized in OCI		into Income		Reclassified from
	2011	2010	2011	2010	AOCI into Income

Three months ended October 31,
Commodity Hedges	$(1,821)	$714	$(167)	$(523)	Cost of Sales

Nine months ended October 31,
Commodity Hedges	$(1,811)	$819	$156	$(722)	Cost of Sales

12.	WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	Nine months ended
	October 31,
	2011	2010
Balance at beginning of period	$7,576	$6,481
Current year provisions	2,762	3,259
Expenditures	(2,892)	(3,183)
Effect of foreign currency translation	16	0
Balance at end of period	$7,462	$6,557

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

As of October 31, 2011, accrued warranty obligations of $7,462 include $2,879 in other current liabilities and $4,583 in other liabilities. As of January 31, 2011 accrued warranty obligations of $7,576 included $3,168 in current liabilities and $4,408 in other liabilities.

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost consisted of the following for the interim periods:

	Pension Benefits		Postretirement Benefits
	Three months ended		Three months ended
	October 31,		October 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$245	$346	$18	$18
Interest cost	1,042	1,167	25	29
Expected return on plan assets	(1,041)	(1,029)	0	0
Amortization of prior service costs	0	0	(3)	(198)
Recognized actuarial loss	812	792	(4)	1
Net periodic benefit cost	$1,058	$1,276	$36	$(150)

	Pension Benefits		Postretirement Benefits
	Nine months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$936	$1,039	$54	$53
Interest cost	3,331	3,501	75	86
Expected return on plan assets	(3,373)	(3,086)	0	0
Amortization of prior service costs	0	0	(9)	(593)
Recognized actuarial loss	2,437	2,376	(12)	3
Net periodic benefit cost	$3,331	$3,830	$108	$(451)

The Company made $4,853 of contributions to the plan in the nine months ended October 31, 2011. The Company does not expect to make any additional contributions to its plan during fiscal year 2012. The Company expects to make contributions totaling approximately $177 to the Company sponsored postretirement benefit plan during fiscal year 2012.

14.	RESTRUCTURING

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Closure costs incurred through October 31, 2011 include $506 in severance costs, $1,523 in fixed asset impairment charges and $362 in other costs.

In the third quarter of fiscal year 2012, the Shanghai, China manufacturing facility terminated 31 employees in connection with ongoing cost reductions. These terminations resulted in severence costs of $809 which was recorded and paid in the third quarter of fiscal year 2012.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

A reconciliation of the liability and related activity during the nine months ended October 31, 2011, is shown below.

	Balance at			Balance at
	January 31,	Provision		October 31,
	2011	Additions	Expenditures	2011

Severance	$406	$901	$1,037	$270
Other	232	35	267	0
Total	$638	$936	$1,304	$270

15.	FAIR VALUE MEASUREMENT

Assets and liabilities subject to fair value measurements primarily consist of the Company’s derivative contracts. The Company utilizes the market approach to measure fair value for the Company’s financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The accounting guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

There were no assets or liabilities held as of January 31, 2011 measured at fair value on a recurring basis. The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 and the basis for those measurements:

	Total	Level 1	Level 2	Level 3
2011
Commodity hedge liability	1,192	0	1,192	0

16.	GOODWILL AND ASSET IMPAIRMENTS

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

The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of the reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax impairment charge of $59,978 representing the full value of goodwill as of October 31, 2010. As discussed in Note 7, Income Taxes, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the nine months ended October 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability. As a result the goodwill impairment recorded, net of tax benefits for the nine months ended October 31, 2010 was $45,733.

C&D TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except per share data)
(UNAUDITED)

17.	RELATED PARTY TRANSACTIONS

The Company has a $20,000 term loan with Silver Oak Capital, L.L.C. an affiliate of Angelo Gordon & Co., L.P., a related party of the Company, outstanding as of October 31, 2011 and January 31, 2011. During the three and nine months ended October 31, 2011, the Company incurred fees of $51 and $153 and interest of $716 and $2,123, respectively, related to this term loan.

On October 3, 2011, the Company entered into a definitive merger agreement, pursuant to which the Company will be acquired by an affiliate of Angelo, Gordon & Co. in an all-cash transaction for $9.75 per share. The transaction is not subject to a financing condition. Under the terms of the merger agreement, each outstanding share of C&D common stock not owned by Angelo, Gordon & Co., or its affiliates will be converted into the right to receive $9.75 in cash, subject to the terms and conditions of the merger agreement. Stockholders affiliated with Angelo, Gordon & Co. who hold approximately 65% of the outstanding shares of the Company’s common stock have executed a written consent approving the transaction, thereby providing the required stockholder approval for this transaction. As a result, no further action by other stockholders of the Company is required to approve the transaction, but consummation of the transaction remains subject to certain closing conditions as set forth in the merger agreement. The transaction is expected to close in the fourth quarter of this fiscal year.

18.	OTHER EXPENSE, NET

Other expense, net as of October 31, 2011 and 2010 consist of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2011	2010	2011	2010

Environmental costs, closed facilities	$0	$0	$110	$882
Going private transaction costs	1,880	0	2,221	0
Loss (gain) on foreign exchange	346	(172)	348	(58)
Restructuring support agreement costs	145	1,264	145	1,264
Other	63	226	302	640
Total Other Expenses	$2,434	$1,318	$3,126	$2,728

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Item 2.

Results of Operations

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010

Within the following discussion, unless otherwise stated, “quarter” and “three-month” period” refer to the third quarter of our fiscal year 2012, ended October 31, 2011. All comparisons are with the corresponding period in the prior fiscal year, unless otherwise stated.

Net sales in the third quarter of fiscal year 2012 increased $5,798 or 6.6% to $93,421 from $87,623 in the third quarter of fiscal year 2011. This increase was primarily due to growth in Asia driven by strong demand offset by continued pressures on volumes as a result of the general economic environment, principally in the Company’s North American UPS markets.  Average London Metal Exchange (“LME”) lead prices increased from an average of $1.00 per pound in the third quarter of fiscal year 2011 to $1.01 per pound in the third quarter of fiscal year 2012.

Gross profit in the third quarter of fiscal year 2012 increased $229 or 2.1% to $11,024 from $10,795 in the third quarter of fiscal year 2011. Margins as a percentage of sales decreased from 12.3% in the third quarter of fiscal year 2011 to 11.8% in the third quarter of fiscal year 2012. Gross margin has decreased from the prior year’s comparable quarter primarily due to unfavorable product mix shifts resulting in lower margin product sales.

Selling, general and administrative expenses in the third quarter of fiscal year 2012 increased $473 or 5.9% to $8,498 from $8,025. The increase is primarily due to increased stock option costs of approximately $300 and increased administrative costs, primarily legal costs of approximately $200. As a percentage of sales, selling, general and administrative expenses decreased to 9.1% in fiscal 2012 compared to 9.2% in the third quarter of fiscal 2011.

Research and development expenses in the third quarter of fiscal year 2012 increased $163 or 11.1% to $1,631 from $1,468. As a percentage of sales, research and development expenses remained at 1.7% in both the third quarter of fiscal year 2012 and 2011.

In the third quarter of fiscal 2012, the Company reduced headcount in its Shanghai, China manufacturing facility incurring severance costs of $809 during the quarter ended October 31, 2011.

Operating income in the third quarter of fiscal year 2012 was $84 compared to an operating loss of $526 in the third quarter of fiscal year 2011. This change is mainly due to the restructuring charges for the announced closure of the Leola plant partially offset by increases in selling, general and administrative expenses, discussed above, in the third quarter of fiscal year 2012.

Analysis of Change in Operating Income for the third quarter of fiscal year 2012 vs. fiscal year 2011.

Fiscal Year 2012 vs. 2011
Operating Loss Three months ended October 31, 2010	$(526)
Lead, net	(6,250)
Price / Volume / Mix	5,053
Warranty	313
Pension	218
FY 2011 Leola severence and restructuring	1,828
China severance	(809)
Increase in research and development costs	(162)
Other	419
Operating Income Three months ended October 31, 2011	$84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Interest expense, net, in the third quarter of fiscal year 2012 decreased $2,928 or 68.6% to $1,338 from $4,266 in the third quarter of fiscal year 2011, primarily due to the debt for equity exchange completed in the fourth quarter of fiscal year 2011. This exchange reduced the outstanding balances on the convertible notes by approximately $125,000 which was partially offset by higher average debt balances on the credit facility and China borrowings in the third quarter of fiscal 2012 compared to the third quarter of fiscal year 2011.

Other expense was $2,434 in the third quarter of fiscal year 2012 compared to $1,318 in the third quarter of fiscal year 2011. The increase was primarily due to costs incurred related to our going private transaction of $1,880 and currency remeasurement losses of $346 in the third quarter of fiscal year 2012 compared to currency measurment gains of $172 in the third quarter of fiscal year 2011 and costs incurred related to the debt for equity exchange in the third quarter of fiscal year of 2011 of $1,264.

Income tax expense of $277 was recorded in the third quarter of fiscal year 2012, compared to $161 in the third quarter of fiscal year 2011. Tax expense in the third quarter of fiscal year 2012 was primarily due to foreign taxes on profits.

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

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. Net loss attributable to Noncontrolling interest was $71 in the third quarter of fiscal year 2012 compared to net income of $174 in the third quarter of fiscal year 2011, due to the impact of the Shanghai severance expense recorded in the third quarter of fiscal year 2012 on the noncontrolling interest.

As a result of the above, net loss attributable to C&D Technologies, Inc. of $3,894 was recorded in the third quarter of fiscal year 2012 as compared to $6,445 in the comparable period in the prior year. Basic losses per share were $0.26 and $6.20 and diluted losses per share were $0.26 and $6.28 in the third quarter of fiscal year 2012 and 2011, respectively.

Comprehensive loss attributable to C&D Technologies, Inc. increased by $315 in the third quarter of fiscal year 2012 to $4,515 from $4,200 in the third quarter of fiscal year 2011. This increase was due primarily to an unrealized loss on derivative instruments of $1,655 in the third quarter of fiscal year 2012 compared to a gain of $1,238 in third quarter of fiscal year 2011 and a decrease in foreign currency translation adjustments to $398 in fiscal year 2012 from $592 in fiscal year 2011 partially offset by an increase in pension  adjustments to $805 in fiscal year 2012 compared to $590 in fiscal year 2011 and a decrease in net loss attributable to C&D from $6,445 in the third quarter of fiscal 2011 to $3,894 in the third quarter of fiscal year 2012.

Nine Months Ended October 31, 2011, compared to Nine Months Ended October 31, 2010

Net sales for the nine months ended October 31, 2011 increased $20,169 or 7.9% to $276,330 from $256,161 in the nine months ended October 31, 2010. This increase was primarily due to contractual price increases resulting from increases in the trailing price of lead compared to the same period in the prior fiscal year. Average London Metal Exchange (“LME”) prices increased from an average of $0.94 per pound in the nine months ended October 31, 2010 to $1.12 per pound in the nine months ended October 31, 2011. The increase in lead prices and growth of the Company’s Asia business was partially offset by continued pressures on volumes as a result of the general economic environment, principally in its North American UPS markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Gross profit for the nine months ended October 31, 2011 increased $3,602, or 11.3%, to $35,408 from $31,806 in the nine months ended October 31, 2010. Gross margins increased to 12.8% from 12.4% in the prior fiscal year. Gross margin has improved over the prior year's comparable quarter primarily due to higher volumes in Asia, lead price recovery and cost reduction actions offset by unfavorable product mix shifts.

Selling, general and administrative expenses for the nine months ended October 31, 2011, increased $1,165 or 4.4% to $27,621 from $26,456. The increase is primarily due to higher legal fees of approximately $300, higher stock option expense of approximately $300 and severance costs of approximately $800. As a percentage of sales, selling, general and administrative expenses were 10.0% and 10.3% in the nine months ended October 31, 2011 and 2010, respectively.

Research and development expenses for the nine months ended October 31, 2011 decreased $49 or 1.0% to $4,796 from $4,845 in the nine months ended October 31, 2010. As a percentage of sales, research and development expenses decreased from 1.9% in the nine months ended October 31, 2010 to 1.7% in the nine months ended October 31, 2011.

The Company fully impaired the carrying value of goodwill in the nine months ended October 31, 2010 resulting in an impairment charge of $59,978. The Company historically performs the annual goodwill impairment test in the fourth quarter of the fiscal year for its one reporting unit. Given decrease in market capitalization and continuing operating losses in the prior fiscal year, the Company tested for impairment on July 31, 2010. As a result, the Company first completed an assessment of its long-lived assets within the various asset groupings. The Company assessed the carrying value of its goodwill by using the two-step, fair-value based test, at July 31, 2010, in accordance with accounting guidance for goodwill and other intangible assets. The first step compared the fair value of its reporting unit to its carrying amount, including goodwill. As the carrying amount of the reporting unit exceeded its fair value, the second step was performed. The second step was performed and determined that the implied fair value of goodwill was in excess of the book value of goodwill, and in connection with this second step, the Company recorded a non-cash pre-tax goodwill impairment charge of $59,978 representing the full value of goodwill as of July 31, 2010. Also, as discussed below, as a result of the impairment charge the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, in the nine months ended October 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability.

On September 14, 2010, the Company announced plans to close its Leola, Pennsylvania manufacturing facility and transfer production to other existing facilities. When complete, the closure plan will result in the elimination of approximately 85 positions. Restructuring charges incurred during the quarter ended October 31, 2010 include $305 in severance costs and $1,523 in fixed asset impairment charges. In September 2011, the Company announced plans to restructure its Shanghai, China manufacturing facility incurring severance costs of $809 during the quarter ended October 31, 2011. In addition in the nine months ended October 31, 2011, we recorded an additional $125 in costs for the closure of the Leola, Pennsylvania plant.

Operating income for the nine months ended October 31, 2011 was $2,055 compared to an operating loss of $61,301 in the nine months ended October 31, 2010. The decreased loss is primarily due to the goodwill impairment, higher restructuring charges for the announced closure of the Leola plant in fiscal year 2011 as well as increased gross profits that resulted from pricing actions and cost reduction initiatives partially offset by higher selling, general and administrative costs.

Analysis of Change in Operating Loss for the nine months ended October 31, 2011 vs. the nine months ended October 31, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Fiscal Year 2012 vs. 2011
Operating Loss Nine months ended October 31, 2010	$(61,301)
Lead, net	(12,732)
Price / Volume / Mix	15,023
Goodwill impairment	59,978
Warranty	497
Pension	500
FY 2011 Leola severence and restructuring	1,828
China severance	(809)
Other severance and restructuring	(891)
Decrease in research and development costs	50
Other	(88)
Operating Income Nine months ended October 31, 2011	$2,055

Interest expense, net, for the nine months ended October 31, 2011, decreased $7,969 or 67.5% to $3,844 from $11,813 in the nine months ended October 31, 2010, primarily due to the debt for equity exchange completed in the fourth quarter of fiscal year 2011. This exchange reduced the outstanding balances on the convertible notes by approximately $125,000 which was partially offset by higher average debt balances on the credit facility and China borrowings in the first nine months of fiscal 2012 compared to fiscal year 2011.

Other expense was $3,126 for the nine months ended October 31, 2011 compared to $2,728 for the nine months ended October 31, 2010. The change was primarily due to costs incurred related to our going private transaction of $2,221 in the current fiscal year, recording approximately $900 to increase our environmental reserves related to previously closed and/or disposed facilities in fiscal year 2011 compared to $110 in fiscal year 2012, expenses of $1,264 related to the debt for equity exchange in fiscal 2011 compared to $145 in fiscal year 2012 and a currency measurement loss of $348 in the current fiscal year compared to a currency measurement gain of $58 in the prior fiscal year.

Income tax expense of $512 was recorded the nine months ended October 31, 2011, compared to income tax benefit of $13,239 the nine months ended October 31, 2010. Tax expense for the nine months ended October 31, 2011 was primarily due to non-cash deferred tax expenses. Tax benefit for the nine months ended October 31, 2010 is primarily a result of the goodwill impairment charge discussed above, whereby the Company no longer has a deferred tax liability related to an indefinite lived intangible. As such, for the nine months ended October 31, 2010, the Company recorded an income tax benefit in the amount of $14,245 for the reversal of this deferred tax liability, offset by foreign tax expense on profits which were not offset by losses.

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

Noncontrolling interest reflects the 33% ownership interest in the joint venture battery business located in Shanghai, China, that is not owned by the Company. In the nine months ended October 31, 2011, the joint venture had a net income attributable to noncontrolling interest of $221 compared to $126 in the nine months ended October 31, 2010. The improvement is reflected by increasing revenue and related improved performance of the Company’s China operations, partially offset by the severence charges recorded in the third fiscal year 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

As a result of the above, net loss attributable to C&D of $5,648 was recorded compared to $62,729 in the prior year. Basic and diluted losses per share were $0.37 and $60.53 in the first nine months of fiscal year 2012 and 2011, respectively.

Comprehensive loss attributable to C&D Technologies, Inc. decreased by $54,667 in the first nine months of fiscal year 2012 to $4,188 for the nine months ended October 31, 2011 from $58,855 in the nine months ended October 31, 2010. This decrease was primarily due to the net loss attributable to C&D Technologies of $5,648 in the nine months ended October 31, 2011 as compared to $62,729 in the comparable period at the previous fiscal year, an increase in the pension liability adjustment to $2,416 in fiscal year 2012 from $1,770 in fiscal year 2011 and an increase in foreign currency translation adjustments to $1,470 in fiscal year 2012 from $827 in fiscal year 2011 partially offset by an unrealized loss on derivative instruments of $1,950 in the first nine months of fiscal year 2012 compared to an unrealized gain of $1,542 in first nine months of fiscal year 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,218 for the nine months ended October 31, 2011, as compared to cash used of $12,378 in the comparable period of the prior fiscal year. This is primarily the result of (i) a significant decrease in the net loss after adjusting for non-cash items as a result of improved operating performance and lower interest expense as a result of our financial restructuring in the fourth quarter of fiscal year 2011,(ii) an increase in cash provided by inventory of $5,383 in the current fiscal year compared to $3,013 in the prior fiscal year driven by operational improvements and improved management of inventory, (iii) a cash inflow from accounts payable of $2,905 compared to a cash outflow of $7,444 in the prior year attributable principally to receiving more favorable credit terms in the current fiscal year compared to credit tightening the Company experienced in the prior fiscal year as well as timing of payments and (iv) a decrease in cash outflows from  accounts receivable of $5,448 compared to $7,595 in the prior year  due to timing of sales and improved collections.  These changes were partially offset by a decrease in other current liabilities of $1,599 compared to an increase of $5,462 in the prior fiscal year due primarily to receipt of an advance payment (deferred revenue) of approximately $4,500 for a large order in China in fiscal year 2011 and an increase in pension payment s of approximately $1,800.

Net cash used in investing activities was $7,434 in the first nine months of fiscal year 2012 as compared to $5,494 in the first nine months of fiscal year 2011. In fiscal year 2012, the Company had purchases of property, plant and equipment of $4,761 compared with $5,501 in the prior year. Capital expenditures have been principally in support of cost reduction activities and new product development. Fiscal 2012 capital expenditures have been impacted by the Company’s management of liquidity. In addition, there was an increase in restricted cash of $2,673 related to commodity hedging activities in the first nine months of fiscal 2012 compared to $7 in the prior fiscal year.

Net cash provided by financing activities decreased $9,238 to $8,853 for the nine months ended October 31, 2011, as compared to $18,091 in the comparable period of the prior fiscal year. Proceeds from net borrowings under the Company’s Credit Facility, offset by debt acquisition costs, and additional borrowings under a short term credit facility in China were the primary sources of cash provided by financing activities in fiscal year 2012. The primary purpose of the increased borrowings in the current fiscal year was to fund the cash used in operations and to fund capital expenditures.

The Company has put provisions due on its convertible senior notes that required us to pay the following principal payments: $1.24 million on November 15, 2011, with respect to the 2006 Notes, and $0.7 million on November 15, 2012, with respect to the 2005 Notes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Our liquidity derived from the Credit Facility, as amended, is based on availability determined by a borrowing base. In addition, the Credit Facility requires the Company to meet a minimum fixed charge coverage ratio if the excess availability falls below $7,500 through August 31, 2011, adjusted to $10,000 thereafter. The fixed charge coverage ratio for the last twelve consecutive fiscal month period shall be not less than 1.10:1.00. As of October 31, 2011, the Company was in compliance with the fixed charge coverage ratio. The Credit Facility also previously included minimum EBITDA requirements beginning with our quarter ending April 30, 2011. Pursuant to an amendment to the Credit Facility in December 2010 these minimum EBITDA requirements were eliminated for the duration of the term of the Credit Facility.

Although our credit facility syndicate bank is currently meeting all of their lending obligations, there can be no assurance that these banks will be able to meet their obligations in the future. Our current credit facility does not expire until December, 2013. As of October 31, 2011, the maximum availability calculated under the borrowing base was approximately $68,874, of which $50,068 was funded (including $20,000 from the term loan tranche), and $4,507 was utilized for letters of credit. As provided under the Credit Facility, excess borrowing capacity will be available for future working capital needs and general corporate purposes.

We expect to have access to liquidity in the capital markets on favorable terms before the maturity dates of our current credit facilities and we do not expect a significant number of our lenders to default on their commitments thereunder. In addition, we can delay major capital investments or pursue financing from other sources to preserve liquidity, if necessary. Cash from operations and availability under the amended Credit Facility is expected to be sufficient to meet our ongoing cash needs for working capital requirements, restructuring, capital expenditures and debt service for at least the next twelve months. We estimate capital spending for fiscal year 2012 to be approximately $7,000 related primarily to growth in Asia and routine maintenance activities. In the third quarter of fiscal year 2012, we made $4,853 in pension contributions.

On October 3, 2011, we entered into a definitive merger agreement, pursuant to which we will be acquired by an affiliate of Angelo, Gordon & Co. in an all-cash transaction for $9.75 per share. The transaction is not subject to a financing condition. Under the terms of the merger agreement, each outstanding share of our common stock not owned by Angelo, Gordon & Co., or its affiliates will be converted into the right to receive $9.75 in cash, subject to the terms and conditions of the merger agreement. Stockholders affiliated with Angelo, Gordon & Co. who hold approximately 65% of the outstanding shares of our common stock have executed a written consent approving the transaction, thereby providing the required stockholder approval for this transaction. As a result, no further action by other stockholders of us are required to approve the transaction, but consummation of the transaction remains subject to certain closing conditions as set forth in the merger agreement. The transaction is expected to close in the fourth quarter of this fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commercial commitments as of October 31, 2011:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
Contractual Obligations:	Total	1 year	years	years	5 years
Debt*	$64,906	$7,781	$54,172	$2,953	$0
Interest payable on notes*	10,469	4,730	5,463	276	0
Operating leases	6,675	1,446	2,511	1,643	1,075
Projected – lead purchases**	14,000	14,000	0	0	0
Equipment	352	352	0	0	0
Capital Leases	100	58	35	7	0

Total contractual cash obligations	$96,502	$28,367	$62,181	$4,879	$1,075

*  These amounts assume that the convertible notes are current liabilities, show the Credit Facility as paid in fiscal year 2014 and include interest on the Credit Facility through fiscal year 2014 calculated at the same rate and outstanding balance at October 31, 2011 and assume the China debt up through fiscal year 2015

**  Amounts are based on the cash price of lead at October 31, 2011 which was $0.90.

	Amount of Commitment Expiration per Period
	Total
	Amount	Less than	1 - 3	4 - 5	After
Other Commercial Commitments	Committed	1 year	years	years	5 years
Standby letters of credit	$4,507	$988	$62	$3,457	$0
Total commercial commitments	$4,507	$988	$62	$3,457	$0

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

Additional disclosure regarding various market risks are set forth in Part I, Item 1A – “Risk Factors” of the Company’s Fiscal Year 2011 Annual Report on Form 10-K, filed with the SEC on May 2, 2011, which should be read in conjunction with the Company’s Quarterly Reports on Form 10-Q.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)
(Dollars in thousands, except per share data)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on June 29, 2011, following the announcement on June 16, 2011 by Angelo Gordon & Co., L.P. of its proposal to acquire the outstanding shares of common stock of the Company not owned by it or its affiliates for cash (the “Merger”), three putative stockholder class action lawsuits were filed in the Delaware Court of Chancery, referred to herein as the “Delaware Actions,” and another putative stockholder class action lawsuit was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, referred to herein as the “Pennsylvania Action,” challenging the proposed Merger. On August 19, 2011, counsel to the plaintiffs in the Delaware Actions submitted a proposed order to the court seeking consolidation of the Delaware Actions into a single action, referred to herein as the “Consolidated Delaware Action.” On September 8, 2011, the Delaware Court of Chancery granted that request for consolidation. On October 11, 2011, an amended class action complaint was filed in the Consolidated Delaware Action, naming as defendants C&D, each current member of the C&D Board and Angel Holdings LLC (“Acquiror”), an affiliate of Angelo Gordon & Co., L.P. On October 25, a fourth class action complaint was filed in the Delaware Court of Chancery. That action is subject to the Delaware Court of Chancery’s August 19 consolidation order governing the consolidation of any related newly filed case with the Consolidated Delaware Action.

On October 26, 2011, a consolidated second amended class action complaint was filed in the Consolidated Delaware Action. The consolidated second amended class action complaint asserts breach of fiduciary duty claims against the current members of the C&D Board and Angelo Gordon & Co., L.P., and aiding and abetting breach of fiduciary duty claims against C&D, Angelo Gordon & Co., L.P., Acquiror and Merger Sub premised principally on allegations that: (i) the individual defendants and the Acquiror breached their fiduciary duties under Delaware law because the Merger Agreement was executed without meaningful input from C&D’s public stockholders, (ii) the consideration the Acquiror is proposing to provide to C&D’s public stockholders for their Common Stock is inadequate, and (iii) the Form PRE 14C (filed by C&D on October 19, 2011) failed to disclose material information. Plaintiffs claim that the Form PRE 14C failed to disclose material information about the selection and appointment of the members of the Special Committee of the Board of Directors formed to consider the proposed merger (the “Special Committee”), the criteria used to select the Special Committee’s financial advisor (Perella Weinberg), certain aspects of the financial analysis performed by Perella Weinberg, and the sale and negotiation process. In their consolidated second amended class action complaint, Plaintiffs sought to preliminarily and permanently enjoin the Merger (or if the Merger is consummated prior to any final judgment to rescind the Merger or receive rescissory damages), a declaration that defendants have violated their fiduciary duties, and an order directing defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders. Plaintiffs further requested the costs of the action, including reasonable attorneys’ fees, and such other equitable relief as may be just and proper.

At the same time that the consolidated second amended class action complaint was filed, Plaintiffs moved for a preliminary injunction to enjoin the Merger and for expedition of the proceedings. On November 1, 2011, Defendants filed an opposition to Plaintiffs’ request for expedited proceedings, arguing that Plaintiffs’ disclosure claims were not colorable and did not provide a basis for expedition. On November 3, 2011, the Delaware Court of Chancery denied Plaintiffs’ motion for expedition of the proceedings. In light of the Court’s November 3, 2011 ruling, Plaintiffs have submitted a proposed amended order of consolidation and appointment of co-lead counsel. Pursuant to that proposed amended order, which defendants do not oppose, defendants shall answer or otherwise move with respect to the consolidated second amended class action complaint within 45 days of the closing of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

NONE

Restrictions on Dividends and Treasury Stock Purchases:

Our Credit Facility limits restricted payments including dividends and Treasury Stock purchases to no more than $250,000 for Treasury Stock in any one calendar year and $1,750,000 for dividends for any one calendar year subject to adjustments of up to $400,000 per year in the case of the conversion of debt to stock per the terms of our convertible offerings. These restricted payments can only occur with prior notice to the lenders and provided that there is a minimum of $30,000,000 in excess availability for a period of thirty days prior to the dividend. The Company may declare and pay a dividend provided these conditions are met and there does not exist an event of default. No dividends have been declared during the first nine months of fiscal year 2012.

Item 6. Exhibits.

Incorporated by Reference

Exhibit				Exhibit	Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Agreement and Plan of Merger, dated October 3, 2011, by and among C&D Technologies, Inc., Angel Acquisition Corp., and Angel Holdings LLC.	8-K	October 4, 2011	10.1

12.1	Computation of Ratio of Earnings to Fixed Charges				X

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

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

C&D TECHNOLOGIES, INC.

December 15, 2011	By: /s/ Jeffrey A. Graves
Jeffrey A. Graves
President, Chief Executive
Officer and Director
(Principal Executive Officer)

December 15, 2011	By: /s/ Ian J. Harvie
Ian J. Harvie
Senior Vice President Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1	Agreement and Plan of Merger, dated October 3, 2011, by and among C&D Technologies, Inc., Angel Acquisition Corp., and Angel Holdings LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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